Form 10-K
period 2007-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2008-02-28
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-147828

Hawker Beechcraft Acquisition Company, LLC

Hawker Beechcraft Notes Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	71-1018770 20-8650498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10511 East Central, Wichita, Kansas 67206

(Address of Principal Executive Offices) (Zip Code)

(316) 676-7111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

No membership interests in Hawker Beechcraft Acquisition Company, LLC, and no common shares of Hawker Beechcraft Notes Company are held by non-affiliates.

FORWARD-LOOKING STATEMENTS

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report on Form 10-K includes forward-looking statements including, for example, statements about our business outlook, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should review carefully these sections of this annual report for a more complete discussion of these risks and other factors that may affect our business.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above. Except as required by law, we are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Basis of Presentation

As used in this annual report, unless the context indicates otherwise:

•	The terms “the company,” “we,” “our,” “us,” and “Hawker Beechcraft,” refer to Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and its subsidiaries.

•	“HBI” refers to Hawker Beechcraft, Inc., the direct parent company of HBAC.

•

“Raytheon” refers to Raytheon Company. “RA” or “Raytheon Aircraft” refers to certain subsidiaries of Raytheon which made up essentially the business obtained by HBI. RA is also referred to as the “Predecessor” in certain sections of this annual report. Raytheon was our predecessor’s parent company.

•

The term, “senior notes” refers to $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015 and $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 of HBAC and Hawker Beechcraft Notes Company (“HBNC”) that were registered under the Securities Act of 1933, as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes.

•	The term “notes” refers to the senior notes and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017 (“the senior subordinated notes”).

Although HBNC is a co-issuer of the notes, we do not expect HBNC to have any operations, assets or any revenues. Additionally, HBNC may be dissolved in the event of a future conversion of HBAC into a corporation. We do not expect HBNC to participate in servicing the interest and principal obligation on the notes.

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. With over 75 years of experience, we believe we are one of the most respected and established manufacturers of general aviation aircraft. Our Hawker® and Beechcraft® brands have long stood for innovation, performance, quality and value, and support the leading market positions for our aircraft. For example the Hawker 900XP and King Air product families and platforms are the best selling business jet and turboprop lines, respectively, in the history of the general aviation industry. We are also the sole source provider of the world’s best selling primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our aircraft to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 25 countries to an estimated installed fleet of more than 36,000 aircraft.

We operate in the global general aviation industry, which has experienced strong growth since 2003 reaching sales of approximately $21.9 billion in 2007. We believe that the success of our existing aircraft portfolio, planned derivative upgrades to our aircraft, and our entry into the super midsize jet segment with the Hawker 4000, strongly position us to participate in this growing industry. In addition, we believe that our backlog, which was approximately $6.3 billion at December 31, 2007, demonstrates strong market acceptance of our existing products, announced derivative models and the Hawker 4000. Our Business and General Aviation segment is supplemented by our Trainer Aircraft and Customer Support segments, which together accounted for 25% of our revenue for the nine months ended December 31, 2007.

Additional quantitative disclosures with respect to our business, including those related to our reportable segments, are included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

Our business was formerly owned by Raytheon. On March 26, 2007, HBI purchased Raytheon Aircraft Acquisition Company, LLC (which has been renamed Hawker Beechcraft Acquisition Company, LLC) and substantially all of the assets of Raytheon Aircraft Services Limited from Raytheon and certain of its affiliates. We refer to this transaction when we use the term “Acquisition”. The total consideration was $3,216.5 million, net of $6.7 million cash acquired, including certain post-closing purchase price adjustments. The Acquisition was financed with the proceeds from the offering of the outstanding notes, borrowings under our senior secured credit facilities and equity contributions to HBI by HBI’s two principal shareholders GS Capital Partners VI, L.P., an affiliate of Goldman Sachs Group, Inc. and Onex Partners II LLP, an affiliate of Onex Corporation, as well as certain members of management. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to us.

We and Raytheon made a joint election under section 338(h)(10) of the Internal Revenue Code in connection with the Acquisition, allowing for a step-up in the tax basis of assets acquired, valuing them at fair value as of the date of the Acquisition.

Market Data Used in this Report

Certain market and industry data included in this annual report and our position and the positions of our competitors within these markets are based on estimates of our management, which are primarily based on our management’s knowledge and experience in the markets in which we operate. Although we believe all of these estimates were reasonably derived, you should not place undue reliance on them as estimates are inherently uncertain. Other market and industry data is derived from information obtained from market research firms, including information published by the General Aviation Manufacturers Association (“GAMA”), Forecast International, Inc., the Teal Group, and Honeywell Aerospace. While we believe the industry sources used are generally reliable, we have not independently verified data from these sources or obtained third party verification of share data and do not guarantee the accuracy or completeness of this information. Data regarding our industry is intended to provide general guidance but is inherently imprecise. Market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data regarding the specific market segments which we serve, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, customer preferences can and do change. As a result, you should be aware that share, market size, relative positions within industry segments and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable.

In certain parts of this annual report we state statistics or market positions of certain “families” of aircraft (e.g., the Hawker 900XP family). In this context, the family of a particular model includes the current type design, its current derivative products, and any previous versions of the aircraft produced using the same type design. In the case of the King Air family, it refers to all three current King Air models, their current derivatives, and any previous King Air models.

Our Products and Services

We conduct our business through three segments: Business and General Aviation; Trainer Aircraft; and Customer Support, each of which is described below.

Business and General Aviation

Our Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft. The segment manufactures one of the broadest product lines in the industry including business jet, turboprop and piston aircraft. We believe our extensive product line, as described below, enables us to attract and retain a broad range of corporate, fractional and charter operators and individual customers. Our Business and General Aviation segment sells aircraft through various distribution channels to include direct single unit retail sales, fleet (multiple unit) sales to larger operators, and our authorized dealer network.

Hawker 4000

The Hawker 4000 is our first entry into the super midsize jet market. It is one of only two certified all-composite fuselage business jets in the general aviation market (our Premier 1A is the other). We believe its performance characteristics and 2008 typically equipped list price of approximately $21 million will make it a strong competitor in its segment and provide our existing midsize jet customers an opportunity to upgrade. The Hawker 4000 is typically configured for eight passengers, is operated by two pilots and has a maximum cruise speed of 557 miles per hour. Its unique wing design enhances aerodynamic efficiency, providing a range of more than 3,100 nautical miles. This range makes the Hawker 4000 capable of non-stop transcontinental and transatlantic travel. We expect to begin deliveries in the near term.

Hawker 900XP Family

In the third quarter of 2007, we began deliveries of the Hawker 900XP, the latest derivative of the Hawker 850XP. The Hawker 900XP has a range of over 2,700 nautical miles, and we expect its new engine technology to provide a reduction in operating costs and improvement in maintenance inspection intervals over the Hawker 850XP. The Hawker 900XP has a 2008 typically equipped list price of approximately $15 million.

The Hawker 850XP has a 2008 typically equipped list price of approximately $14 million, a range of approximately 2,500 nautical miles and can carry up to eight passengers with two pilots. Once remaining customer orders are satisfied, production of the Hawker 850XP will be discontinued.

According to the GAMA data the Hawker 800, 850XP and 900XP had a combined 37% share of the midsize aircraft segment in 2007.

In early 2008, we expect to begin deliveries of the recently certified Hawker 750, also a derivative of the Hawker 850XP. The Hawker 750 will be a product offering in the light midsize aircraft segment, and provide additional cargo capacity, state-of-the-art avionics, a wider cabin than typical aircraft in its class and a range of approximately 2,000 nautical miles that is well suited for European-based operators. The Hawker 750 has a 2008 typically equipped list price of approximately $12 million.

Hawker 400XP

The Hawker 400XP has been the best or second best selling light jet in each of the past five years, based on GAMA data, and represented approximately 24% of 2007 deliveries in the light jet market. The Hawker 400XP has a 2008 typically equipped list price of approximately $7 million, can carry up to eight passengers with two pilots and has a maximum range of approximately 1,400 nautical miles.

Beechcraft Premier 1A

The Premier entered service in 2001 to compete in the entry level segment of the business jet market. It is the first Federal Aviation Administration (“FAA”) certified all-composite fuselage business jet, and provides a superior combination of speed, cabin size and avionics for its class. The Premier 1A derivative, introduced in 2005, has a 2008 typically equipped list price of approximately $6 million and can carry up to six passengers with a range of approximately 1,360 nautical miles. Additionally, the Premier 1A’s single pilot certification makes it a desirable aircraft for owner/operators seeking a business jet for personal use.

King Air Family

King Air is a leading name in turboprop aircraft, with approximately 43% of the passenger turboprop market in 2007, according to the GAMA data. The King Air family, currently comprised of the King Air 350, B200GT and C90GTi, has 2008 typically equipped list prices of approximately $6 million, $5 million and $3 million and ranges of approximately 1,500, 1,600 and 1,000 nautical miles, respectively. The King Air 350, B200GT and C90GTi typically are configured to carry nine passengers, seven passengers and five passengers, respectively, and can all be operated by a single pilot. Its squared-oval cabin design provides a spacious feel in the interior. The King Air 350 is the flagship of the King Air brand with the most advanced performance and largest interior seating capacity. The new King Air 350ER (extended range) provides an option to increase the operating range of the King Air 350 platform. The 350ER has a maximum range of 2,500 nautical miles and is capable of “loiter times” over a station or on a patrol route of over seven hours, making this platform well suited for a variety of special mission applications. The King Air B200GT cruises at 35,000 feet and handles runways as short as 2,600 feet. It also offers a comparatively low maintenance cost for its class and hourly operating costs lower than jet competitors. The B200GT entered the market as a direct response to customer feedback desiring faster cruise speeds. The B200GT has a maximum cruise speed of 305 knots, 20 knots faster than the previous B200 model, as a result of a new engine developed specifically for the B200GT. The King Air C90GTi offers the flexibility to operate from short unimproved runways. The recent upgrade of the King Air C90GTi incorporates an industry leading avionics system, previously installed on the King Air B200GT and the King Air 350, and brings the avionics in line with the King Air B200GT and King Air 350. The C90GTi is the lowest priced twin turbine business aircraft with the industry leading avionics system and ensures a logical pilot migration path to the larger King Air and Premier 1A models.

Baron/Bonanza

The Beechcraft Baron and Bonanza models are leaders in the executive piston aircraft market. The twin-engine Baron G58 has a 2008 typically equipped list price of approximately $1 million and a range of approximately 1,500 nautical miles. The single-engine Bonanza G36 has a 2008 typically equipped list price of approximately $0.6 million and a range of approximately 900 nautical miles. These aircraft can carry up to five passengers and can be operated by one pilot. Both models have a sophisticated avionics suite and one of the most advanced autopilot systems offered in a piston aircraft today.

Special Mission Aircraft

We also offer government customers modified versions of our general aviation aircraft for use in special missions including search and rescue, maritime surveillance, border patrol, air ambulance, flight inspection and electronic intelligence gathering missions.

Product Development

We believe derivative models refresh our product line and typically generate increased sales volume. Over the past four years, we have successfully introduced 11 derivative models. Four new derivative aircraft (the Hawker 900XP, the King Air 350ER, the King Air B200GT and the King Air C90GTi) entered service in 2007. Early in 2008, we certified the Hawker 750 and expect to begin delivery of it and of the Hawker 4000 in the near term. Additionally, the introduction of the Hawker 4000 and Hawker 750 will enable us to compete in two new market segments. We will be able to offer our customers an extensive product line that ranges from a single engine piston to a super midsize jet. We plan to focus our research and development efforts on derivative models of our existing aircraft.

Trainer Aircraft

Our Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6A Texan II (“T-6A”). In 1995, RA was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this contract, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through December 31, 2007, we and RA have delivered 370 trainer aircraft under the JPATS contract. In addition, RA sold and delivered 26 T-6A trainers to NATO Flying Training of Canada and 45 T-6A trainers to the Hellenic Air Force of Greece. We are currently pursuing other opportunities with governments around the world. Our Trainer Aircraft segment also provides training and logistics support and aftermarket parts and services. We expect the U.S. Government to continue to require product support for T-6A trainers through 2050.

Customer Support

Our Customer Support segment provides parts, maintenance and flight services to our estimated installed fleet of over 36,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas and Liege, Belgium. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network includes the largest number of jet and turboprop service centers in the industry, comprising 10 company-owned service centers in the United States, the United Kingdom and Mexico, as well as 92 company-authorized third party service centers in 25 countries.

We seek to increase our share of the aftermarket services provided to our customers by continuing to improve our service standards, expanding our product offerings and improving distribution capabilities. We seek to reach industry-leading service levels and to improve the profitability of our service network.

See “Segment Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements for financial information for each of our business segments. Financial information for geographic areas can be found in Note 16.

Employees

As of December 31, 2007, we have approximately 9,300 employees, of whom approximately 80% are located in Kansas. In addition to our manufacturing employees, we have approximately 975 trained field service personnel worldwide. We employ a team of approximately 925 engineers and technical employees who have helped pioneer advanced technologies and manufacturing processes.

Approximately 4,600 of our hourly employees at our Wichita and Salina, Kansas facilities are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”). The existing three year contract expires on August 3, 2008. Our Little Rock, Arkansas facility, which has approximately 500 hourly employees, and our U.S. service facilities, which collectively have approximately 750 employees, are not covered by a collective bargaining agreement. Our service facility in Chester, England has a two-year union contract covering approximately 250 employees that was negotiated earlier in 2007 and expires on April 1, 2009.

We believe our relationship with our employees is satisfactory.

Sales

We currently have an extensive network of general aviation dealers as well as 41 regional sales representatives around the world. We employ specialized sales teams for our Hawker and Beechcraft product lines and our trainer and special mission products. We are currently expanding our sales force in key markets to better serve our growing international customer base. We sell parts through a variety of channels, including our headquarters in Wichita, Kansas, and our 10 company-owned and 92 company-authorized third party service centers. We sell support services through our company-owned service centers.

We continue to add resources to our international sales effort and to our overall marketing program to support our growth in markets outside the U.S. We currently have the largest installed fleet of turboprop and business jet aircraft in Latin America and Africa and we believe that our King Air products are ideally suited for the level of infrastructure available in many developing nations. We are experiencing significant growth for our general aviation aircraft in Europe and Asia, particularly in Russia, India and Turkey. We intend to market our T-6A trainers and its derivatives to foreign governments. Our success to date has increased the percentage of sales from outside the U.S. from 13% in 2004 to 39% for the nine months ending December 31, 2007.

Suppliers and Raw Materials

Our key supplies vary from raw materials, such as aluminum, to completed aircraft components and major assemblies, such as engines, avionics, fuselages and wings. Purchased components and sub-assemblies accounted for approximately 95% of our direct material cost for the nine months ending December, 31 2007. We expect that major aircraft systems and structures will continue to comprise a substantial portion of our supply costs.

Pricing arrangements with our suppliers generally include multi-year contracts with fixed-price and/or annual price escalation clauses based on published economic indices.

Approximately 50% of our direct material purchases are from the following four major suppliers: Pratt & Whitney Canada (engines), Honeywell (engines, avionics, environmental control, auxiliary power units and lighting), Rockwell Collins (avionics) and Airbus (certain wings and fuselages).

Currently we have no one supplier representing more than 10% of cost of sales.

A significant portion of components in each of our aircraft designs, such as engines and avionics, are co-developed with our suppliers and, therefore, are often sole-sourced with the supplier of a particular component. Approximately 85% to 90% of our supplies are custom ordered, engineered into the aircraft design and governed by FAA aircraft certification. Therefore, changing an existing supplier’s design is often cost prohibitive because it requires FAA re-certification.

Manufacturing and Engineering

Manufacturing

We maintain four manufacturing facilities in Wichita and Salina, Kansas; Little Rock, Arkansas; and Chihuahua, Mexico.

Our manufacturing operations are organized into three principal areas: 1) fabrication of detail parts, composite structures and small structural assemblies; 2) aircraft assembly integration and testing for all Business and General Aviation aircraft; and 3) aircraft assembly integration, testing and delivery of all T-6A aircraft. The business units, process centers and support organizations work together with a view towards maximizing performance and efficiency throughout the manufacturing process. We continually strive to improve productivity and reduce costs through lean manufacturing and other initiatives.

Our core manufacturing competencies include:

•	composites design and manufacturing processes;

•	structural airframe assembly;

•	metal bonding processes;

•	aircraft system installation; testing and flight test operations; and

•	aircraft completion, including custom interiors and paint.

We have pioneered the development of a carbon composite technology to produce the Premier 1A and Hawker 4000 fuselages, which have approximately half of the number of parts of a traditional metal fuselage.

Engineering

As of December 31, 2007, we had approximately 925 engineering and technical employees. We have an experienced, talented design organization and a versatile test organization which have completed numerous certification programs over the last five years. In addition, we have a highly respected air safety investigation team and approximately 90 experienced engineers appointed by the FAA to approve engineering data used for certification. Our employees possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, systems and controls.

We use advanced design tools, including computational flow dynamics that is the core of swept-wing technology, and CATIA®, a single database 3-D design tool with associated software and processes that automate and link designs with manufacturing.

Research and Development

Our research and development efforts are focused on developing technologies that will improve our existing products and our manufacturing processes. Our development effort is an ongoing process that helps us decrease product costs and streamline manufacturing.

We are currently focused on research in areas such as advanced metallic joining, low cost composites, noise attenuation, efficient structures, systems integration, advanced design and analysis methods and new material application. We collaborate with our major suppliers on product upgrades and often share the associated costs.

Customers

Our diverse customer base includes corporations, fractional and charter operators, governments and individuals around the world. During the nine months ended December 31, 2007, one customer, the U.S. Government, represented approximately 11% of our sales, primarily from our Trainer Aircraft segment. A significant reduction in purchases by the U.S. Government could have a material adverse effect on our financial condition, results of operations and cash flows. Our top 10 customers represented approximately 30% of sales during the same period.

Government Contracts

All companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience as well as termination for default based on performance. Upon termination for convenience, we generally would be entitled to compensation only for work done, supplier costs and termination liability made at the time of termination and to receive some allowance for profit on the work performed. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, which would likely result in the termination of our subcontract.

Governmental Regulations

Our operations, products and services are subject to oversight by the FAA and its counterpart regulators in jurisdictions outside of the United States. These regulators routinely evaluate aircraft operational and safety requirements and are responsible for certification of new and modified aircraft. These regulators further oversee other aspects of our operations, including the provision of aircraft maintenance services. Failure to comply with the applicable laws, rules and regulations governing aviation in the U.S. or other jurisdictions may subject us to civil penalties, including fines or the suspension or revocation of certain necessary licenses or certifications. Future action by these regulators, including increased scrutiny or a change from past practices, may adversely affect our financial position, results of operations and liquidity, upon our ability to recover our investment in newer aircraft and impair our ability to certify new products.

Defense contractors are subject to many levels of audit, investigation and claims. Agencies that oversee contract performance include: the Defense Contract Audit Agency (“DCAA”), the U.S. Department of Defense (“DOD”), the Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, including treble damages, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

As a U.S. Government contractor, we are subject to specific import and export, procurement and other regulations and requirements. Delays or disapproval of export or import licenses or agreements could delay production and adversely affect our sales. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and recording of costs. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DOD requirements.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act (“OSHA”) mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Our management believes that our operations are in material compliance with OSHA’s health and safety requirements.

Intellectual Property

We rely on a combination of trademarks, copyrights, patents and trade secrets to establish and protect our intellectual property rights relating to the development and manufacturing of our products. Some of these intellectual property assets are owned jointly with others or through licenses. In the ordinary course of business, we have disputes with third parties regarding intellectual property rights which, in some cases, result in litigation.

Environmental, Health and Safety Matters

Our operations are subject to the requirements of federal, state, local, European and other foreign environmental and occupational health and safety laws and regulations, the violation of which could result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to pollution; the protection of human health and the environment; air emissions; wastewater discharges; occupational safety and health; and the generation, handling, treatment, remediation, use, storage, transport, release of and exposure to, hazardous substances and wastes. We have incurred and will continue to incur costs and capital expenditures to comply with these environmental requirements and to obtain and maintain all necessary permits. Any failure by us to comply with such laws and regulations could subject us to significant civil or criminal fines and penalties and other liabilities. In addition, if we were convicted of a violation of certain of these laws or regulations (including the Clean Air Act and the Clean Water Act), we, or one of our subsidiaries, could be placed by the Environmental Protection Agency (“EPA”) on the “Excluded Parties List” maintained by the U.S. General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Facilities at which the violation occurred cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA, and pre-existing contracts may be terminated by the government once a facility is listed. In addition, this prohibition can also extend to other facilities that are owned or operated by the convicted person.

Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be without regard to fault or to the legality of the activities giving rise to the contamination. Contamination has been identified at some of our facilities, and we have incurred, and will continue to incur, costs to investigate and remediate these conditions. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. In addition, we may incur liabilities in connection with any future environmental contamination or any previously unknown but currently existing environmental conditions at our facilities. While the amount of these costs and liabilities could be significant, we do not believe that, based on currently available information, the costs of investigation and remediation and other costs with respect to identified environmental conditions, including conditions at offsite disposal locations with respect to which we have been notified of potential liability, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Under our agreement with Raytheon, subject to certain conditions, Raytheon is obligated to indemnify us for a number of categories of environmental liabilities, including liabilities relating to contamination at, and waste disposal sites used by facilities that RA formerly owned or operated. We cannot be certain, however, that Raytheon will satisfy its indemnification obligations in whole or in part. If Raytheon fails to comply with its indemnity obligations, we could become subject to significant liabilities.

In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, the costs of compliance could increase. If we cannot pass along future costs to our customers, any such increases may have an adverse effect on our business, financial condition or results of operations.

Corporate Information

Hawker Beechcraft Acquisition Company, LLC is a limited liability company formed under the laws of the State of Delaware. Our headquarters and principal executive offices are located at 10511 East Central, Wichita, Kansas 67206 and our telephone number is 316.676.7111. Our website is www.hawkerbeechcraft.com. The information contained on our website is expressly not incorporated by reference into this Annual Report on Form 10-K. Reference to this website is intended to be an inactive textual reference only.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Business

Because our Predecessor’s historical financial information may not be representative of our results as a separate company, there is limited financial information on which to evaluate our business and an investment decision.

The historical financial information we have included in this report for periods prior to the Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, there is limited information on which to evaluate our business and an investment decision. This is because:

•

when our business was owned by Raytheon, Raytheon provided various services and allocated expenses for services to RA in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves;

•

the events and changes that have occurred as a result of our operations as a stand alone business, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters are reflected only for the period following the Acquisition; and

•	the information provided for the periods prior to the Acquisition includes assets and liabilities that were not purchased or assumed as part of the Acquisition.

Our results of operations and financial condition could be adversely affected by a downturn in the general aviation and other aircraft markets or the general economic environment.

Our results of operations and financial condition depend on a number of factors, including matters affecting the economy generally, such as the availability and cost of fuel, and demand for new and used business jets, spare parts and maintenance. If there is a downturn in the general aviation and other aircraft markets due to such conditions, our results of operations and financial condition could be negatively impacted.

The products we sell are considered discretionary purchases, and our levels of sales have historically been tied to corporate and consumer spending levels, which are typically cyclical in nature. Our sales are significantly affected by the level of corporate spending which, in turn, is a function of the general economic environment. In a recessionary economy, corporate cash flows decrease, which typically leads to a decrease in demand for our products or postponement of planned purchases. The purchase of our products by consumers is discretionary, and therefore highly dependent upon the level of consumer spending. Accordingly, sales of our products may be adversely affected by an economic downturn, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.

Moreover, aircraft customers, including sellers of fractional share interests, providers of charter services and dealers may respond to weak economic conditions by delaying delivery of orders or canceling orders. We subsequently could experience declining sales of aircraft and increases in aircraft inventories and costs as well as declining levels of customer deposits on general aviation aircraft. Weakness in the economy may also result in fewer hours being flown on existing aircraft and, consequently, lower demand for spare parts and maintenance services. Weak economic conditions may also cause reduced demand for used business jets. Aircraft we accept on trade-in could be subject to reductions in the fair market value while in our inventory.

The investment of our cash balance is subject to risks which may cause losses and affect the liquidity of these investments.

We hold our cash in a variety of investment grade, liquid, AAA rated money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial conditions. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments. Fair market value of our investments is determined on a daily basis based on market prices.

Inclement weather conditions during the last quarter of the calendar year, when we typically have our peak deliveries, could adversely affect our financial results

Historically, our peak deliveries have occurred during the last quarter of the calendar year. Inclement weather conditions during that time of year may limit our ability to conduct necessary pre-delivery flight tests, which may delay our deliveries and adversely affect our financial results.

A significant decline in business with NetJets could adversely affect our business and financial results.

Currently, NetJets is the largest customer in our Business and General Aviation segment. For the nine months ended December 31, 2007, less than 10% of our aircraft sales were made to NetJets. As of December 31, 2007, a significant percentage of our backlog was with NetJets. Our contracts with NetJets permit it to terminate the contracts or cancel any or all aircraft orders at any time, subject to payment of liquidated damages under certain circumstances. A significant reduction in purchases by NetJets could have a material adverse effect on our financial condition, results of operations and cash flows. If NetJets: (1) experiences a decrease in requirements for the products that we supply to it; (2) experiences a major disruption in its business or a decrease in orders from its customers; (3) suffers operational or financial difficulties; or (4) becomes dissatisfied with the level and/or quality of service we provide, our business, financial condition and results of operations could be materially adversely affected.

Our JPATS contracts expose us to the inherent risks of fixed price contracting, and future contracts under the JPATS program are not guaranteed.

We manufacture aircraft for the U.S. Air Force and the U.S. Navy. We provide some of our products and services to governments through long-term contracts in which the pricing terms are fixed based on certain production volumes. For the nine months ended December 31, 2007, approximately 9% of our revenues were derived from the JPATS contract and a further 2% was derived from other U.S. Government contracts. Government programs such as the JPATS program are generally implemented by the award of multi-year contracts in which the pricing for future years’ procurements by the government is negotiated under fixed price contracts and segregated into individual lots to be exercised on an annual basis. The award of these future lots is subject to future Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program extends for more than one year. Consequently, programs are often only partially funded at any one time, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts under such a program are subject to termination or adjustment if appropriations for such program are not available or change. In addition, U.S. Government contracts, including the JPATS contract, generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience as well as termination for default based on performance. Upon termination for convenience, we are generally entitled to compensation only for work done and commitments made at the time of termination. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

The termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more government contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of any termination of our current U.S. Government contracts. Substantially all of our Trainer Aircraft segment sales are from our JPATS contract. A termination of the JPATS contract would substantially reduce future sales in this segment.

The original JPATS contract was for Lots 1-8 and was competitively awarded under Federal Acquisition Regulations (“FAR”) Part 15 and changed for Lots 9-13 to a commercial FAR Part 12 contract. Our new contract covering Lots 14-16 has been deemed to be a “sole-source” procurement and subject to full FAR Part 15 requirements. This government mandated change from commercial FAR Part 12 to sole source FAR Part 15 will likely result in less favorable payment terms, a requirement to negotiate program cost and profit margins within prescribed limits, and greater government oversight.

We are about to complete negotiations with respect to lots 14-16. Since this contract, similar to the original contract, will be a fixed price contract, we will bear the risk that increased or unexpected costs may reduce our profit margins or cause us to sustain losses on the contract. We must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately, or control costs during performance of a fixed price contract may reduce the profitability of a contract or cause a loss.

We operate in a very competitive business environment.

The general aviation industry is highly competitive and we encounter competition in both domestic and foreign markets. The highly competitive nature of our industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. We currently compete with five major competitors in the general aviation market: Cessna Aircraft Company, Bombardier Aerospace, Gulfstream Aerospace Corporation, Dassault Falcon Jet Corp. and Embraer-Empresa Brasileira de Aeronautica, S.A. All of our competitors are part of larger, more diversified companies. Since these competitors are each part of a larger entity, they may have access to more resources then we do. The larger size of these competitors may provide lower cost of capital, the ability to sustain a prolonged downturn in the industry or general economy, more funds for investment in development of new products and more resources in general. These competitors may have less debt than we have and may be better able to withstand changes in market conditions within the industry. For these reasons, we may not be able to compete successfully against such competitors or future entrants into the general aviation markets in which we compete, which could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority.

If one of our manufactured aircraft were to crash or be involved in an accident, we could be exposed to significant liability. We are currently involved in various litigation matters stemming from such incidents. Our retained maximum liability, after considering purchased insurance coverage, for these matters is currently set at $5 million per occurrence and $20 million per fiscal year. Our insurance coverage may not be adequate to cover all possible losses that may arise in the event of an accident involving one of our manufactured products. In the event that our insurance is not adequate, we may be forced to bear substantial losses. In addition, any accident involving one of our manufactured aircraft could create a public perception that our aircraft are not safe or reliable, which could harm our reputation and have a negative impact on our business, financial condition and results of operations.

The General Aviation Revitalization Act of 1994 ("GARA") provides a "statute of repose" which, in the context of aviation litigation, operates to limit the time a lawsuit can be filed against an aircraft manufacturer. GARA bars lawsuits against a manufacturer of aircraft or aircraft components once the product has been in service for eighteen years. Such limitations on liability, however, are dependent upon the facts and circumstances surrounding the incident giving rise to liability. GARA does not, for instance, apply if the aircraft was engaged in a scheduled passenger flight and may not apply in certain air medical services operations. RA has manufactured certain aircraft that remain in use in scheduled passenger and other operations, including the King Air 1900, that may not be covered by GARA. In addition, as part of the Acquisition, we retained the type certification for the King Air 1900. As a result, if any of these aircraft were to crash or be involved in an accident, we could be exposed to liability and may not have a defense under GARA.

Furthermore, accidents and incidents involving one of our manufactured aircraft may prompt the FAA to issue airworthiness directives or other notices regarding the aircraft, and we have received such airworthiness directives previously. Publication of an FAA airworthiness directive or notice could create a public perception that a particular Hawker Beechcraft aircraft is not safe, reliable, or suitable for an operator’s needs. This perception could result in a claim being filed against us or lost future sales, or both. In addition, the FAA could require design modifications causing us to incur significant expenditures altering an aircraft design, altering aircraft in production and altering fielded aircraft. FAA airworthiness directives are typically followed by similar regulatory requirements in other countries where affected aircraft are certified. The publication of an airworthiness directive or notice by the FAA could lead to a decline in revenues and have a negative impact on our business, financial condition and results of operations.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations and liquidity.

We are defendants in a number of litigation matters and are subject to various other claims, demands and investigations. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our business, financial condition, results of operations and liquidity.

Under the purchase agreement relating to the Acquisition, Raytheon has retained liability for product liability claims relating to occurrences after April 1, 2001 until closing of the Acquisition. However, to the extent that Raytheon fails to uphold their agreements under the contract, we could be adversely affected. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon.

We incur risks associated with our aircraft programs.

The principal markets in which our businesses operate experience changes due to the introduction of new technologies. To meet our customers’ needs in these businesses, we must continuously design new products, update existing products and services, and invest in and develop new technologies. New programs with new technologies typically carry risks associated with design responsibility, FAA mandated certification requirements, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delivery schedules and unique contractual requirements, supplier performance, and our ability to accurately estimate costs associated with such programs. Our competitors may also develop products that are superior to our products or may adapt more quickly than us to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques to manufacture their products and may make it more difficult for us to compete. In addition, any new aircraft program may not generate sufficient demand or may be subject to technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule, and the costs of these new aircraft programs may exceed our expectations. If we were unable to manufacture products at our estimated costs or if a new program in which we had made a significant investment is subject to weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected.

There are a number of risks inherent in our new platform and derivative aircraft introductions that could negatively affect our sales and operating income. Also, introduction costs and manufacturing inefficiencies may be greater than anticipated, which could impact our profitability. In this regard, we expect to begin deliveries of our new Hawker 4000 in the near term. As this aircraft has no operating history, its reliability, dependability and operations remain unknown. We have also entered into fixed price maintenance and dispatch reliability contracts for this aircraft and, because it has no operating history, we may underestimate the actual costs of maintenance or the aircraft’s dispatch reliability. In addition, the commercial delivery schedule remains subject to change and is dependent upon receipt of a production certificate from the FAA. While we cannot predict the outcome of decisions by the FAA, we currently expect to receive final approval to allow us to commence commercial deliveries of the Hawker 4000 in the near term. There is a risk that a delay in production or delivery or our ability to obtain equivalent foreign certifications may cause customers to cancel their orders for the Hawker 4000.

Our operations depend on our ability to maintain continuous, uninterrupted production at our manufacturing facilities. Our production facilities are subject to physical and other risks that could disrupt production.

Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity or sustained mechanical failure. Although we have obtained property damage and business interruption insurance in amounts determined sufficient by management, a major catastrophe, such as a fire, flood, tornado or other natural disaster at any of our sites, war or terrorist activities in any of the areas where we conduct operations or the sustained mechanical failure of a key piece of equipment could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations is conducted in facilities in Wichita and Salina, Kansas, and in Little Rock, Arkansas, and any significant damage or disruption to these facilities in particular would materially adversely affect our ability to manufacture and deliver aircraft and parts to our customers.

Any significant disruption in our supply from key vendors could delay production and adversely affect our sales.

We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources. Moreover, we are dependent upon the ability of our suppliers to provide material and components that meet specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts that meet our specifications could adversely affect production schedules and contract profitability. A significant portion of components in each of our aircraft designs, especially major systems such as engines and avionics, are co-developed with our suppliers and, therefore are often sole-sourced with that supplier.

Our continued supply of materials is subject to a number of risks including:

•	the destruction of our suppliers’ facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure of our foreign suppliers to satisfy U.S. import or export control laws for goods that we purchase from such suppliers;

•	the failure of suppliers to meet regulatory standards;

•	the failure, shortage or delays in the delivery of supply of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	inability of second tier suppliers to perform as required.

For example, during the third quarter of 2007, deliveries of both the Premier 1A and the T-6A were delayed due to issues related to supplier compliance with part specifications. Deliveries of the Premier resumed in October 2007. We are working with the supplier and the various regulatory agencies on the T-6 matter, and anticipate resuming deliveries in the near term.

In addition, contracts with certain of our suppliers for raw materials and other goods are short-term contracts. We cannot be certain that these suppliers will continue to provide products to us at attractive prices or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Our foreign suppliers must also comply with U.S. import/export control laws. Any failure to comply with such laws may delay or halt supplier production or shipments of goods. If we are not able to obtain key products on a timely basis and at affordable costs, or we experience significant delays or interruptions of supply, our business, financial condition and results of operations could be materially adversely affected.

Further, the FAA prescribes standards and qualification requirements for aerostructures, including virtually all general aviation products, with which our suppliers must comply. We cannot be certain that our suppliers will be able to comply, and failure to do so may cause shortages or delays. We cannot be certain that substitute raw materials or component parts will be available to us or will meet the strict specifications and quality standards that we, our customers and the U.S. Government impose. Often, our certification from the FAA relates to a specific part from a specific supplier. If we were required to certify replacement parts from a new vendor, the certification process could materially delay production and adversely affect our business, financial condition and results of operations.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Approximately half of our workforce is represented by unions and is covered by a collective bargaining agreement which expires on August 3, 2008. If our workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations that could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our sales or supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Our business will suffer if we are unable to recruit and retain highly skilled staff.

The success of our business is highly dependent upon our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers. The market for these personnel resources is highly competitive. We may be unsuccessful in attracting and retaining the engineers we need at economically competitive prices or at all, and, in such event, our business could be materially adversely affected. Our inability to hire new personnel with the requisite skills could impair our ability to provide products to our customers or to manage our business effectively.

We are subject to government regulation, and our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if more stringent government regulations are enacted or if industry oversight is increased.

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all general aviation products. The FAA further regulates virtually all aviation services, such as maintenance, training, and the operation of aircraft. Comparable agencies, including but not limited to the European Aviation Safety Agency (“EASA”), in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting existing products to comply with new regulatory requirements can be expensive and time consuming.

From time to time, the FAA, the EASA or comparable agencies propose new regulations or changes to existing regulations. These regulations, if adopted, could cause us to incur significant additional costs to achieve compliance.

Further, our business could be materially adversely affected if the U.S. Government enacts new regulation in the form of “user fees” or other tax regulation on our products or their use. Our products are generally considered discretionary goods and are not currently subject to “user fees” or other excess taxation. If the U.S. Government were to institute new taxes on the operation or use of our products, the attractiveness of general aviation as an alternative to commercial airfare could be affected and demand for our products may decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Certain contracts, primarily related to our special mission business, are classified contracts. Because one of our principal shareholders is a Canadian entity, we are in discussions with the Defense Security Service, an agency of the DOD, regarding the implementation of a suitable foreign ownership, control or influence (“FOCI”) mitigation arrangement under the National Industrial Security Program Operating Manual. A FOCI arrangement is necessary in order for us and/or our affiliates to be able to continue to maintain the requisite security clearances to complete performance under these contracts. Failure to reach and/or maintain an appropriate agreement with DOD regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the security clearances, which in turn would mean that we would not be able to enter into future classified contracts, and may result in the loss of our ability to complete our existing classified contracts.

We are subject to regulation of our technical data and goods under U.S. export control laws.

We are also regulated by the International Traffic in Arms Regulations administered by the U.S. Department of State, and the Export Administration Regulations administered by the U.S. Department of Commerce. Collaborative agreements that we may have with foreign persons, including manufacturers and suppliers, are also subject to U.S. export control laws. In addition, we are subject to trade sanctions against embargoed countries, administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.

A determination that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. Government contracts. Delays or disapproval of export or import licenses or agreements could delay production and adversely affect our financial condition. Additionally, restrictions may be placed on the export of technical data and goods in the future as a result of changing geo-political conditions. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to strict environmental laws and regulations that may lead to significant, unforeseen expenses.

Our operations are subject to the requirements of federal, state, local, European and other foreign environmental and occupational health and safety laws and regulations, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to pollution; the protection of human health and the environment; air emissions; wastewater discharges; occupational safety and health; and the generation, handling, treatment, remediation, use, storage, transport, release of and exposure to, hazardous substances and wastes. We have incurred and will continue to incur costs and capital expenditures to comply with these environmental requirements and to obtain and maintain all necessary permits. Any failure by us to comply with such laws and regulations could subject us to significant civil or criminal fines and penalties and other liabilities. In addition, if we were convicted of a violation of certain of these laws or regulations (including the

Clean Air Act and the Clean Water Act), we, or one of our subsidiaries, could be placed by the U. S. Environmental Protection Agency (the “EPA”) on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Facilities at which the violation occurred cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA, and pre-existing contracts may be terminated by the government once a facility is listed. In addition, this prohibition can also extend to other facilities that are owned or operated by a convicted person.

Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be without regard to fault or to the legality of the activities giving rise to the contamination. Contamination has been identified at some of our facilities, and we have incurred, and will continue to incur, costs to investigate and remediate these conditions. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. In addition, we may incur liabilities in connection with any future environmental contamination or any previously unknown but currently existing environmental conditions at our facilities. The costs of investigation, remediation and other costs with respect to identified environmental conditions, including conditions at offsite disposal locations with respect to which we have been notified of potential liability, could be significant.

Under the purchase agreement with Raytheon, subject to certain conditions, Raytheon is obligated to indemnify us for a number of categories of environmental liabilities, including liabilities relating to contamination at, and waste disposal sites used by, facilities that the RA formerly owned or operated. We cannot be certain, however, that Raytheon will satisfy its indemnification obligations in whole or in part. If Raytheon fails to comply with its indemnity obligations, we could become subject to significant liabilities.

In addition, environmental laws and regulations, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, the costs of compliance could increase. If we cannot pass along future cost increases to our customers, any such increases may have an adverse effect on our business, financial condition or results of operations.

We derive a significant portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales to customers outside the United States. For the nine months ended December 31, 2007, direct sales to our non-U.S. customers accounted for approximately 39% of our combined revenues. We expect that our international sales will continue to account for a significant portion of our revenues for the foreseeable future and may increase over time. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	the necessity and complexity of using foreign employees, representatives and consultants;

•	fluctuations in foreign exchange rates;

•	lack of intellectual property protection in foreign jurisdictions;

•	imposition of tariffs or embargoes, export controls and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•	compliance with a variety of foreign laws and taxation policies, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•

economic and geo-political developments and conditions, including international hostilities, political instability, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could materially adversely affect our business, financial condition and results of operations.

In order to sell many of our products outside of the United States, we must first obtain licenses and authorizations from various government agencies. For certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent certain sales. Our inability to sell products outside of the United States could materially adversely affect our business, financial condition and results of operations.

We are subject to fluctuations in the rate of exchange between U.S. dollars and foreign currencies, particularly U.K. pound sterling.

Essentially all of our sales are generated in U.S. dollars; however, a significant component of our aircraft production cost on certain models is contracted with suppliers in U.K. pound sterling. We enter into foreign currency forward contracts with commercial banks to fix the dollar value of commitments to these suppliers; however, our existing foreign currency forward contracts may not cover the total value of foreign currency payments we are obligated, or may become obligated, to make. Therefore, we could be adversely affected by a weakening of the U.S. dollar relative to foreign currencies, particularly the U.K. pound sterling.

We accept used aircraft as trade-ins from our customers and may be required to accept trade-ins at a financial loss.

In connection with the signing of a purchase contract for new aircraft, we may agree to accept a trade-in aircraft from our customer as partial consideration of the purchase price. We attempt to value trade-ins at levels that will enable us to sell the used aircraft within 60 to 90 days of the trade-in. When we experience long delays between signing of a purchase contract and actual delivery of the aircraft, we may be required to accept trade-ins at prices that are above the then-market price of the trade-in aircraft, which would result in lower gross margins at the time of the new aircraft sale.

Any future decrease in the market value of the aircraft we accept on trade-in could cause us to incur charges to income. We cannot be certain that then-prevailing market conditions would enable us to resell or lease the underlying used aircraft at its anticipated fair value or in a timely manner. Consequently, our practice of accepting trade-ins of aircraft from our customers could reduce our cash flow and income in a particular year.

Trade-in activity varies significantly by aircraft model and sales channel. Depending on the model of new aircraft sold, approximately 29% to 55% of direct single retail aircraft sold by us and RA over the last five years involved a trade-in of an aircraft.

We must assess the value of used aircraft and aircraft materials and parts, which requires significant judgment, and changes in the value of such items could adversely affect our future financial results.

The valuation of used aircraft in inventory, which are stated at cost, but not in excess of realizable value, requires significant judgment. As part of our assessment of realizable value, we evaluate many factors, including current and future market conditions, the age and condition of the aircraft and availability levels of the aircraft in the market. In addition, the valuation of aircraft materials and parts that support our worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. As part of our assessment of realizable value, we evaluate many factors, including the expected useful life of the aircraft, some of which have remained in service for up to 75 years. Furthermore, we assume an orderly disposition of both used aircraft and aircraft materials and parts in connection with our assessments of realizable value. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft and aircraft materials and parts and such changes in valuation could materially adversely affect our business, financial condition and results of operations.

Our business could be adversely affected by a negative audit by the U.S. Government.

As a government contractor we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (the “DCAA”). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. Moreover, private individuals may bring qui tam, or “whistle blower” suits, under the False Claims Act, which permits a private individual to bring a claim on behalf of the U.S. Government to recover payments made as a result of a false claim. Such individuals may receive a portion of amounts recovered on behalf of the U.S. Government. If an audit, alleged whistle blower or other activity results in discovery of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments;

fines; and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We use estimates in accounting for certain contracts and changes in our estimates could adversely affect our financial results.

Revenue recognition for certain of our contracts requires judgment relative to estimating total sales and costs at completion. Due to the size and nature of these contracts, the estimating process is complicated. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions. Changes in underlying assumptions, circumstances or estimates may materially adversely affect our business, financial condition and results of operations.

Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We rely on a combination of trademarks, copyrights, patents, non-patented proprietary know-how, trade secrets and other proprietary information. We employ various methods to protect our proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, contractors, distributors, consultants and others. However, these agreements may be breached. In addition, we hold U.S. and foreign trademarks and patents relating to a number of our products and have additional trademark and patent applications pending. We also apply for patents in the ordinary course of our business, as we deem appropriate. However, these precautions offer only limited protection, and our proprietary information may become known to, or be independently developed by, competitors, patent or trademark applications might not be issued, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, our existing or future patents, if any, may not afford us significant competitive advantage, and we cannot be certain that any patent application will result in an issued patent or that our patents will not be circumvented, invalidated or declared unenforceable.

Our operating results and financial condition could be adversely affected if we become involved in intellectual property litigation. If we were to lose any such litigation, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, cause us to seek licenses and/or pay royalties to third parties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. Any of those events could have an adverse effect on our results of operations and financial condition. The defense and prosecution of intellectual property suits and proceedings before the U.S. Patent and Trademark Office or its foreign equivalents are costly and time consuming. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We expect to experience greater outside and internal costs as a result of our continuing efforts to comply with the Sarbanes-Oxley Act, including provisions that are not currently applicable to us but will become so.

We are currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of 2008. We believe that we will be able to timely meet our obligations under Section 404 and that our management will be able to certify as to the effectiveness of our internal control over financial reporting. However, we may identify deficiencies or material weaknesses that we cannot remedy in a timely manner. In such event, we may be unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting.

We are a holding company.

We are a holding company and we conduct substantially all of our operations through our subsidiaries. Consequently, we do not have any income from operations and do not expect to generate income from operations in the future. As a result, our ability to meet our debt service obligations, including our obligations under the notes, substantially depends upon our subsidiaries’ cash flows and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. In addition, the payment of dividends or the making of loans, advances or other payments to us may be subject to regulatory or contractual restrictions.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the notes.

We have substantial indebtedness. As of December 31, 2007, we have outstanding $2,446.9 million of total indebtedness, including $56.6 million of short-term obligations payable related to a third party financing agreement. In addition, our revolving credit facility permits additional borrowings of up to $400.0 million and we have up to $110.0 million of letter of credit issuances available under our synthetic letter of credit facility.

Our substantial indebtedness could have important consequences, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the notes;

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay interest and principal on the notes and our other indebtedness, which will reduce the funds available to us for other purposes;

•	we may be vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness; and

•	our ability to refinance our indebtedness, including the notes, may be limited.

In addition, the borrowings under our senior secured credit facilities bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have entered into agreements designed to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

In addition, prior to the repayment of the notes, we will be required to repay or refinance our senior secured credit facilities and, prior to the repayment of the senior subordinated notes, we will be required to repay or refinance the senior notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; and/or

•	negotiations with our lenders to restructure the applicable debt.

Our senior secured credit facilities and the indentures governing the notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options.

Despite our current indebtedness level, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial indebtedness.

The terms of the indentures governing the notes permit us to incur substantial additional indebtedness in the future, including secured indebtedness. Any senior debt incurred by us would be senior to the senior subordinated notes and, if secured, effectively senior to the senior notes. If we incur any additional indebtedness that ranks equal to either the senior or the senior subordinated notes, the holders of that debt will be entitled to share ratably with the holders of the applicable notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face could intensify.

Our debt instruments, including the indentures governing the notes and our senior secured credit facilities, impose significant operating and financial restrictions on us. If we default under any of these debt instruments, we may not be able to make payments on the notes.

The indentures and our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional indebtedness or guarantee obligations;

•	repay indebtedness (including the notes) prior to stated maturities;

•	pay dividends or make certain other restricted payments;

•	make investments or acquisitions;

•	create liens or other encumbrances;

•	transfer or sell certain assets or merge or consolidate with another entity;

•	engage in transactions with affiliates; and

•	engage in certain business activities.

In addition to the restrictions listed above, our revolving credit facility requires us to meet a specified financial ratio test as of certain dates. Any of these provisions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities.

Our ability to comply with these provisions may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot be certain that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us. In addition, the holders of the senior notes will have no control over any waivers or amendments with respect to any debt outstanding other than the debt contained in the indenture governing the senior notes, and the holders of the senior subordinated notes will have no control over any waivers or amendments with respect to any debt outstanding other than the debt contained in the indenture governing the senior subordinated notes. Therefore, we cannot be certain that even if the holders of the senior notes or senior subordinated notes, as applicable, agree to waive or amend the covenants contained in the respective indenture, the holders of our other debt will agree to do the same with respect to their debt instruments.

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements could result in a default or an event of default under those agreements. Such a default or event of default could allow the lenders under our financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds. If the lenders require immediate repayments, we may not be able to repay them and also repay the notes in full.

Certain private equity investment funds affiliated with GS Capital Partners VI, L.P. and Onex Partners II LP own a significant majority of our equity, and their interests may not be aligned with our note holders or creditors.

Private equity investment funds affiliated with GS Capital Partners VI, L.P. and Onex Partners II LP own substantially all of our equity. These private equity investment funds have the power, subject to certain exceptions, to direct our affairs and policies. A majority of the members of the HBI Board of Directors have been designated by these private equity investment funds. Through such representation on the HBI Board of Directors, they are able to substantially influence the appointment of management and entry into extraordinary transactions, including mergers and sales of assets.

The interests of GS Capital Partners VI, L.P. and Onex Partners II LP and their respective affiliates could conflict with the interests of the note holders or creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of GS Capital Partners VI, L.P. and Onex Partners II LP as equity holders might conflict with the interests of the note holders or creditors. Affiliates of GS Capital Partners VI, L.P. and Onex Partners II LP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the note holders or creditors. In addition, GS Capital Partners VI, L.P. and Onex Partners II LP or their respective affiliates may in the future own businesses that directly or indirectly compete with ours or are suppliers or customers of ours. For example, affiliates of Onex Partners II LP currently own a controlling interest in one of our suppliers.

An active public market may not develop for the notes, which may hinder the ability of note holders to liquidate their investment.

There is no established trading market for the notes. The liquidity of any market for the notes depends on a number of factors, including:

•	the number of holders of the notes;

•	our operating performance and financial condition;

•	the market for similar securities;

•	the interest of securities dealers in making a market in the notes; and

•	prevailing interest rates.

As a result, an active trading market may never develop for the notes. If no active trading market develops, note holders may not be able to resell notes at their fair market value or at all.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our facilities consist of manufacturing, corporate office and hangar space, as well as our network of company-owned service centers.

Our principal executive offices and headquarters are located in Wichita, Kansas. Our principal manufacturing facilities are in Wichita and Salina, Kansas; Little Rock, Arkansas; and Chihuahua, Mexico. Our primary distribution facilities are located in Wichita, Kansas; Dallas, Texas and Liege, Belgium.

Location	Activities	Owned/Leased	Square Footage
Wichita, Kansas	Parts processing, engine buildup, major and sub assembly, aircraft painting and interior installation and flight testing	Owned	3.8 million

Salina, Kansas	Sub-assembly for all business and general aviation Beechcraft models and the Hawker 400XP	Leased	0.5 million

Little Rock, Arkansas	Final specialty interior installation for the Hawker 900XP family and the Hawker 4000 and painting for the Hawker 900XP family	Leased	0.4 million

Dallas, Texas	Retail aftermarket parts distribution warehouse	Leased	0.2 million

Chihuahua, Mexico	Sheet metal processing and fabrication of parts and sub-assemblies for general aviation aircraft	Leased	0.2 million

We maintain 10 company-owned service centers in the following locations: Wichita, Kansas; Houston, Texas; Atlanta, Georgia; Van Nuys, California; Indianapolis, Indiana; Little Rock, Arkansas; Tampa, Florida; San Antonio, Texas; Toluca, Mexico and Chester, England. These centers are supplemented by 92 company-authorized third party service centers. Service centers typically provide maintenance, repairs, overhaul, refurbishment and product upgrade services.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent. In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 26, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (See “Risk Factors —Risks Relating to Our Business”). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations and liquidity.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc., Sanjeev Mehra (an employee of Goldman, Sachs & Co. and one of our directors), Hawker Beechcraft Inc., Hawker Beechcraft Charter & Management, Inc. and Hawker Beechcraft Services, Inc. The complaint alleges that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. The plaintiffs seek up to $300 million in damages. On November 20, 2007, defendants removed the action to the federal district court in the Central District of California. Plaintiffs have moved to remand the action to California state court. We intend to vigorously defend the action. The ultimate liability, if any, of this action is presently indeterminable.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our membership interests. All of our issued and outstanding membership interests are owned by HBI.

We did not pay any cash dividends in 2007. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Item 6.	Selected Financial Data

The following table presents selected historical financial information and other data. For 2006, 2005 and 2004, the financial information and other data is for Raytheon Aircraft, the Predecessor, and is derived from the audited consolidated financial statements and accompanying notes thereto of the Predecessor and, with respect to 2006 and 2005, included elsewhere in this Annual Report on Form 10-K. For the three months ended March 25, 2007, the financial information and other data is for the Predecessor and is derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For the nine months ended December 31, 2007, the financial information and other data is for HBAC, the successor business, and is derived from the audited consolidated financial statements of HBAC included elsewhere in this Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and related notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected historical financial information and other data for the 2003 income statement is not presented because HBAC does not have access to certain financial records prior to 2004 that are held by Raytheon Company, the Predecessor’s parent company. Obtaining the necessary financial records and preparing the adjustments necessary to present the 2003 income statement information on a basis consistent with the Predecessor’s financial statements included elsewhere in this Annual Report on Form 10-K could not be accomplished without unreasonable effort and expense. Our management does not believe that the omitted 2003 selected financial data would be material to an investor.

	Successor	Predecessor
(In millions) Statements of Operations Data:	Nine Months Ended December 31,	Three Months Ended March 25,	Years Ended December 31,
	2007	2007	2006	2005	2004
Sales	$2,793.4	$670.8	$3,095.4	$2,980.8	$2,665.8
Costs and expenses:
Cost of sales	2,369.6	558.6	2,585.1	2,587.4	2,335.6
Selling, general and administrative expenses	205.4	59.5	211.0	197.6	188.4
Research and development expenses	70.1	21.3	83.2	73.0	78.0

Operating income	148.3	31.4	216.1	122.8	63.8
Intercompany interest expense, net	—	15.8	91.6	88.4	93.6
External interest expense (income), net	152.3	(0.9)	(14.6)	(14.2)	(11.1)
Other expense (income), net	1.0	(0.1)	(1.5)	(0.9)	(0.1)

Non-operating expense, net	153.3	14.8	75.5	73.3	82.4

(Loss) income before tax	(5.0)	16.6	140.6	49.5	(18.6)
(Benefit from) provision for income taxes	(5.8)	6.4	50.5	15.8	(9.5)

Net income (loss)	$0.8	$10.2	$90.1	$33.7	$(9.1)

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Years Ended December 31,
(Dollars in millions)			2006	2005	2004
Other Data:
Total aircraft deliveries	367	88	462	416	379
Backlog	$6,290.8	$3,937.0	$4,105.3	$2,891.1	$2,638.1
Capital expenditures	$66.4	$27.3	$47.8	$42.0	$52.9

	Successor	Predecessor
	As of December 31, 2007	As of December 31,
(In millions)		2006	2005	2004	2003
Balance Sheet Data:
Cash and equivalents	$569.5	$25.9	$25.7	$17.8	$13.9
Working capital(1)	$311.3	$804.4	$906.9	$878.3	$1,072.3
Property, plant and equipment, net	$655.7	$520.8	$547.0	$565.9	$575.0
Total assets	$4,675.2	$2,518.2	$2,624.5	$2,590.4	$2,717.6
Total debt(2)	$2,446.9	$—	$—	$—	$—

(1)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term indebtedness). Certain balances in prior periods have been conformed to current presentation.
(2)	Total debt includes $1,290.3 million in outstanding principal on our senior secured credit facilities and $1,100.0 million of outstanding notes. Total debt also includes $56.6 million of short-term notes payable related to a third party financing arrangement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the nine months ended December 31, 2007 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”), the successor business to Raytheon Aircraft (“RA”). The discussion regarding the Successor period for the nine months ended December 31, 2007 covers the period from the March 26, 2007 inception date through the December 31, 2007 fiscal year end date and reflects the Acquisition. The discussion and analysis of financial condition and results of operations for all other periods presented reflects the business of RA, the Predecessor business acquired by Hawker Beechcraft, Inc. (“HBI”) in the Acquisition. Unless otherwise indicated, the discussion and analysis of the Predecessor business does not give effect to the Acquisition or include pro forma adjustments.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 25 countries to an estimated installed fleet of more than 36,000 aircraft.

We operate in the global general aviation industry. We believe that our backlog, which was approximately $6.3 billion at December 31, 2007, demonstrates strong market acceptance of our existing products and derivative models. Our Business and General Aviation segment is supplemented by our Trainer Aircraft and Customer Support segments, which together accounted for 25% of our revenue for the nine months of 2007 following the Acquisition.

Selected Factors Affecting Our Results of Operations

General Economic Conditions

The general aviation aircraft industry has historically been a cyclical industry that is impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. In recent years, the industry has shown consistent growth due in a large part to strong global economic conditions, growth in fractional ownership and charter demand and increasing international acceptance of, and demand for, general aviation aircraft. We believe that changes in industry-wide deliveries of general aviation aircraft typically lag behind changes in general economic conditions and corporate profit trends.

We believe that demand for products and services provided by our Trainer Aircraft and Customer Support segments are less susceptible to changes in economic conditions and provide us with a more stable and recurring source of revenues. Our Trainer Aircraft sales principally are generated by government and defense spending. Decreases or reprioritization of such spending could affect the financial performance of this segment. Our Customer Support business is largely influenced by the size and age of our installed fleet and overall maintenance requirements for our aircraft.

Principal Statement of Operations Items

Sales. Sales are generated primarily from delivery of aircraft, shipment of parts and performance of services to a variety of customers including corporations, fractional and charter operators, the U.S. and foreign governments, and individuals. We record sales under our JPATS contract and maintenance service business as contract costs are incurred.

Cost of Sales. Significant components within cost of sales include purchased components and raw materials, direct labor cost associated with the manufacture of aircraft and parts and provision of services, purchased services, and fixed and variable overhead expense.

Selling, General and Administrative. Selling, general and administrative expenses are expensed as incurred and consist primarily of sales and marketing expenses (including sales and customer support salaries and benefits, commissions, aircraft demonstration and operating expenses, rentals and advertising) and corporate expenses (including executive and operating segment management, treasury, accounting, finance, tax, information technology, human resources, legal, contracts, environmental, governance, insurance and one time transition expenses incurred following the Acquisition), net of any internal cost allocations to overhead expenses in cost of sales or research and development.

In Predecessor periods, Raytheon provided our Predecessor with certain corporate and management services. In addition to direct charges for services and resources, the selling, general and administrative expenses included a general allocation of Raytheon’s corporate overhead. Following the Acquisition, these charges and allocations ceased and we increased our financial, administrative and other resources after we commenced operations as a stand-alone company. As a result, historical selling, general and administrative expenses, particularly for periods prior to the Acquisition, may not be indicative of such expenses that will be incurred in future periods.

Research and Development Expenses. Expenditures for research and development projects are expensed as incurred and consist primarily of labor costs, associated engineering overhead costs, outside service costs and material costs used during the research and development of new products.

Non-operating Expense, Net. HBAC incurs significant interest expense related to the debt incurred as a result of the Acquisition. For RA, non-operating expense, net, represented intercompany interest due from or payable to Raytheon net of external interest income and other income. As a subsidiary of Raytheon, RA did not have independent third party borrowings and, as a result, external interest expense was not significant. Instead, RA relied upon Raytheon to finance operations and was allocated an intercompany interest charge. As a result, our third party net interest expense in periods following the Acquisition is significantly higher than RA’s corresponding expense in prior periods.

Provision for Income Taxes. HBAC is included in the consolidated U.S. federal tax return of HBI. RA’s operating results were included in Raytheon’s consolidated U.S. federal tax return. The provision for income taxes in the financial statements was determined as if HBAC and RA were stand-alone entities and filed separate income tax returns.

Segments

We have three operating segments—Business and General Aviation, Trainer Aircraft and Customer Support. A brief description of each follows below:

Business and General Aviation. The Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft as well as manufactures and provides aircraft parts to our Trainer Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. Business and General Aviation new aircraft unit deliveries were as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007

			Years Ended December 31,
			2006	2005
Hawker 900XP	32	—	—	—
Hawker 850XP family	25	10	64	58
Hawker 400XP	34	7	53	53
Premier 1A family	39	15	23	30
King Air family	129	28	142	114
Baron/Bonanza	92	19	118	99

Total	351	79	400	354

Trainer Aircraft. The Trainer Aircraft segment designs, develops, manufactures, markets, and sells military training aircraft. Its customers include the U.S. and foreign governments. In 1995, RA was awarded the U.S. Air Force and the U.S. Navy’s JPATS program to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft, the T-6A. RA also sold trainers to NATO Flying Training of Canada and the Hellenic Air Force of Greece. The Trainer Aircraft segment also provides training and logistics support and aftermarket parts and services. During the nine months ended December 31, 2007, HBAC delivered 16 T-6A trainer aircraft to the U.S. Government. Deliveries of the aircraft were suspended in July 2007 due to issues related to supplier compliance with part specifications. We are actively working with the supplier and various regulatory agencies to resolve the non-compliance condition and expect deliveries to recommence in the near term. Manufacturing activities have continued throughout 2007. At December 31, 2007, 32 T-6A aircraft were completed awaiting delivery. RA delivered 9 T-6A trainer aircraft during the three months ended March 25, 2007 and 62 T-6A trainer aircraft during the years ended December 31, 2006 and 2005, respectively.

Customer Support. The Customer Support segment provides aftermarket parts and service support for our installed fleet of aircraft worldwide. Support is provided to owners of aircraft located around the world by company-owned and company-authorized third party service centers. As of December 31, 2007, we owned eight service facilities located throughout the United States and one facility located in Chester, England. We also are a majority owner of a facility located in Toluca, Mexico. Parts are sold through our headquarters in Wichita, Kansas and delivered through distribution warehouses in Dallas, Texas and Liege, Belgium. Support services include maintenance, repairs, refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network includes our 10 company-owned service centers as well as 92 company authorized third party service centers in 25 countries.

Results of Operations

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007

			Years Ended December 31,
(In millions)			2006	2005
Sales	$2,793.4	$670.8	$3,095.4	$2,980.8
Costs and expenses
Cost of sales	2,369.6	558.6	2,585.1	2,587.4
Selling, general and administrative expenses	205.4	59.5	211.0	197.6
Research and development expenses	70.1	21.3	83.2	73.0

Operating income	148.3	31.4	216.1	122.8
Intercompany interest expense, net	—	15.8	91.6	88.4
External interest expense (income), net	152.3	(0.9)	(14.6)	(14.2)
Other expense (income), net	1.0	(0.1)	(1.5)	(0.9)

Non-operating expense, net	153.3	14.8	75.5	73.3

(Loss) income before tax	(5.0)	16.6	140.6	49.5
(Benefit from) provision for income taxes	(5.8)	6.4	50.5	15.8

Net income	$0.8	$10.2	$90.1	$33.7

Nine months ended December 31, 2007

Consolidated Overview

Sales. Sales were $2,793.4 million for the nine months ended December 31, 2007 and principally reflect the volume and mix of aircraft deliveries in the Business and General Aviation segment as shown in the delivery table above in the description of the Business and General Aviation segment. Changes in the actual volume, mix and distribution channel of aircraft deliveries in any given period will affect sales and our overall financial results. Sales for the nine months ended December 31, 2007 include the delivery of 32 Hawker 900XP aircraft, four King Air 350ER aircraft, 24 King Air B200GT aircraft and 10 King Air C90GTi aircraft, all recently certified derivative aircraft.

Gross Margin. Gross margin was $423.8 million for the nine months ended December 31, 2007. Gross margin will fluctuate in any particular period based on a variety of factors including changes in the volume, mix and distribution channels of aircraft models delivered, materials cost and labor inflation, market pricing and our ongoing pursuit of incremental operating efficiencies. Gross margin for the nine months ended December 31, 2007 was negatively impacted by non-cash charges totaling $89.0 million resulting from a step-up in the cost basis of finished goods and work in process inventory and $24.6 million as a result of the step-up in the cost basis of property, plant and equipment and intangible assets. Both of these charges were the result of purchase accounting related to the Acquisition. In addition, gross margin was impacted by $16.2 million in charges due to the purchase accounting treatment for foreign currency derivative contracts in place at the time of the Acquisition. The step-up in cost basis of finished goods and work in process inventory adversely impacts gross margin over the period that the inventory held as of the date of the Acquisition is sold in the normal course of business. The purchase accounting related to the derivatives will impact gross margin as the derivatives mature and the underlying hedged material cost is expensed. Accordingly, these impacts are non-recurring in nature. The impact on gross margin from higher depreciation and amortization expense resulting from purchase accounting will continue in future periods.

Operating Income. Operating income was $148.3 million for the nine months ended December 31, 2007. Operating income is the net of gross margin, selling, general and administrative expense, and research and development expense.

Selling, general, and administrative expense totaled $205.4 million for the nine months ended December 31, 2007. This expense includes overall company marketing expense associated with the volume, mix, and distribution channel of current year aircraft deliveries, the marketing of our new aircraft derivative products and our pursuit of future orders. Selling, general and administrative expenses for the nine months ended December 31, 2007 included $11.1 million of non-recurring costs to replace various services previously provided by Raytheon and to support marketing efforts for our new company name.

Research and development expense has a significant impact on operating income and was $70.1 million for the nine months ended December 31, 2007. This expense is principally devoted to upgrading our product offerings in the general aviation marketplace through a derivative aircraft strategy and our ongoing certification activities for the Hawker 4000.

For the nine months ended December 31, 2007, selling, general and administrative expense and research and development expense included $23.5 million of increased depreciation and amortization expenses related to a step-up in the cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition.

The total impact on operating income resulting from the step-up in the cost basis of property, plant and equipment and intangible assets, as a result of purchase accounting related to the Acquisition, was a charge of $48.1 million for the nine months ended December 31, 2007. Operating income was also impacted by non-cash charges totaling $89.0 million as a result of the step-up in the cost basis of finished goods and work in process inventory and $16.2 million related to foreign currency derivative contracts, both as a result of purchase accounting related to the Acquisition.

Non-operating expense, net. Non-operating expense, net, was $153.3 million for the nine months ended December 31, 2007 and was essentially comprised of interest expense associated with the debt resulting from the Acquisition.

Provision for Income Taxes. The effective tax rate for the nine months ended December 31, 2007 was a benefit of 114.1%. The effective tax rate was impacted by an anticipated research and development credit, a domestic manufacturing deduction and a state income tax benefit caused by our pre-tax book loss.

Three months ended March 25, 2007

Consolidated Overview

Sales. Sales were $670.8 million for three months ended March 25, 2007 and reflect the volume and mix of aircraft deliveries in the Business and General Aviation segment as shown in the delivery table above in the description of the Business and General Aviation segment. Deliveries of the Premier 1A included 14 units delayed from 2006 as a result of pending FAA approval of revisions to the required operating manuals. Approval was received in January and deliveries resumed in February 2007.

Gross Margin. Gross margin was $112.2 million for the three months ended March 25, 2007 reflecting improved aircraft pricing and an ongoing focus on operating efficiencies.

Operating Income. Operating income was $31.4 million for the three months ended March 25, 2007. Selling, general and administrative expense, a significant expense affecting operating income, was $59.5 million for the three months ended March 25, 2007 and was impacted by increasing sales and marketing costs and additional staffing levels in customer service operations.

Research and development expense is another significant expense affecting operating income and was $21.3 million for the three months ended March 25, 2007. This expense was principally devoted to the upgrade of our product offerings in the general aviation marketplace through a derivative aircraft strategy and ongoing certification activities associated with the Hawker 4000.

Non-operating expense, net. Non-operating expense, net, was $14.8 million for the three months ended March 25, 2007, and was essentially comprised of intercompany interest expense payable to Raytheon.

Provision for Income Taxes. The effective tax rate for the three months ended March 25, 2007 was 38.6% and reflected the pre-acquisition tax structure of the Predecessor.

Segment Results

The following table presents segment sales and operating income for the nine months ended December 31, 2007, the three months ended March 25, 2007, and the years ended December 31, 2006 and 2005.

	Successor	Predecessor
Sales (In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Business and General Aviation	$2,211.9	$490.6	$2,246.6	$2,124.3
Trainer Aircraft	266.0	91.2	420.0	422.9
Customer Support	418.8	116.4	551.4	579.5
Eliminations	(103.3)	(27.4)	(122.6)	(145.9)

Total	$2,793.4	$670.8	$3,095.4	$2,980.8

	Successor	Predecessor
Operating Income (In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Business and General Aviation	$85.6	$8.9	$134.9	$46.5
Trainer Aircraft	14.1	12.2	52.0	68.6
Customer Support	46.0	9.6	30.6	12.0
Eliminations	2.6	0.7	(1.4)	(4.3)

Total	$148.3	$31.4	$216.1	$122.8

Nine months ended December 31, 2007

Business and General Aviation. Sales in the Business and General Aviation segment during the nine months ended December 31, 2007 totaled $2,211.9 million and are the primary contributor to HBAC sales as discussed above in the Consolidated Overview section. During this period, 351 Business and General Aviation aircraft were delivered.

Segment operating income was $85.6 million for the nine months ended December 31, 2007. During the nine months ended December 31, 2007, segment operating results were impacted by increased depreciation and amortization charges of $27.9 million as a result of the step-up in cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. The increase in depreciation and amortization expense will continue in future periods. In addition, operating results were impacted by non-cash charges totaling $72.4 million associated with the non-recurring step-up in finished goods and work in process inventory in accordance with purchase accounting as a result of the Acquisition and $16.2 million in non-cash charges due to the purchase accounting treatment for foreign currency derivative contracts in place at the time of the Acquisition.

Trainer Aircraft. Sales in the Trainer Aircraft segment are principally comprised of revenue on the JPATS contract and totaled $266.0 million for the nine months ended December 31, 2007. Revenue is recognized on this contract under AICPA Statement of Position (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales, including estimated earned gross margin, are recognized as costs are incurred. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis.

During the nine months ended December 31, 2007 the segment delivered 16 T-6A aircraft under its JPATS contracts. Deliveries of the aircraft were suspended in July 2007 due to issues related to supplier compliance with part specifications. We are actively working with the supplier and various regulatory agencies to resolve the non-compliance condition and expect deliveries to recommence in the near term. Production of the aircraft has continued and the Company believes that the non-compliance condition does not impact safety of flight.

Segment operating income was $14.1 million for the nine months ended December 31, 2007 and included favorable adjustments totaling $1.6 million as a result of updates to contract estimates. Operating income was negatively impacted by non-cash charges totaling $15.7 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition. The increase in depreciation and amortization expense will continue in future periods.

Customer Support. Sales in the Customer Support segment are comprised of spare parts and maintenance service sales and totaled $418.8 million for the nine months ended December 31, 2007.

During the nine months ended December 31, 2007 ongoing operational and strategic pricing initiatives favorably impacted segment operating income. Customer Support operating income was $46.0 million for the nine months ended December 31, 2007. Operating income was negatively impacted by non-cash charges totaling $16.6 million resulting from the step-up in the cost basis of inventory and $4.5 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition. The operating income impact of the step-up in cost basis of inventory as a result of the Acquisition is non-recurring and was essentially reflected in the first three months after the Acquisition due to the completion of the sales process for the majority of the inventory on hand at the date of the Acquisition. The increase in depreciation and amortization expense will continue in future periods.

Three months ended March 25, 2007

Business and General Aviation. Sales in the Business and General Aviation segment during the three months ended March 25, 2007 totaled $490.6 million. During this period, 79 aircraft were delivered, including 14 Premier 1A aircraft which were delayed from 2006 as a result of pending FAA approval of revisions to required operating manuals. Approval was received and deliveries resumed in January 2007.

Segment operating income was $8.9 million for the three months ended March 25, 2007.

Trainer Aircraft. Sales in the Trainer Aircraft segment are principally comprised of program revenue on the JPATS contract and totaled $91.2 million during the three months ended March 25, 2007. This program recognizes revenue under SOP 81-1 using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales including estimated earned gross margin are recognized as costs are incurred. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis.

During the three months ended March 25, 2007 the segment delivered 9 T-6A aircraft under its JPATS contract.

Segment operating income was $12.2 million for the three months ended March 25, 2007 and included favorable adjustments of $3.4 million as a result of updates to contract estimates.

Customer Support. Sales in the Customer Support segment are comprised of spare parts and maintenance service sales and totaled $116.4 million for the three months ended March 25, 2007.

Customer Support segment operating income was $9.6 million for the three months ended March 25, 2007 and was favorably impacted by the termination of an unprofitable contract with Flight Options, LLC, a former related party of the Predecessor.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Consolidated Overview

Sales. Sales were $3,095.4 million for the year ended December 31, 2006 compared to $2,980.8 million for the year ended December 31, 2005. Sales increased primarily as a result of the increased volume and a change in the model mix of aircraft deliveries within the Business and General Aviation segment as reflected in the table above in the description of the Business and General Aviation segment.

Gross Margin. Gross margin was $510.3 million for the year ended December 31, 2006 compared to $393.4 million for the year ended December 31, 2005 and reflects the benefit from higher aircraft delivery volumes, improved aircraft pricing, and an ongoing focus on operating efficiencies. Gross margin will fluctuate in any particular period based on changes in the volume, mix and distribution channel of aircraft models delivered.

Operating Income. Operating income was $216.1 million for the year ended December 31, 2006, compared to $122.8 million for the year ended December 31, 2005. The improvement in operating income reflects increased deliveries and favorable product mix partially offset by lower income from our Trainer Aircraft segment as well as increases in selling general and administrative expenses and research and development expenses. Higher selling, general and administrative expenses resulted primarily from an increase in sales and marketing costs and higher staffing levels in customer service operations. Higher research and development expenses related to the ongoing certification activities for the Hawker 4000 and other derivative product introductions.

Non-Operating Expense, Net. Non-operating expense, net was $75.5 million for the year ended December 31, 2006, compared to $73.3 million for the year ended December 31, 2005. This increase was primarily as a result of an increase in intercompany interest allocation partially offset by higher external interest income and other income.

Provision for Income Taxes. The effective rate for the provision for income taxes was 35.9% for the year ended December 31, 2006, compared to 31.9% for the year ended December 31, 2005. The effective rate for 2005 was favorably impacted by deductions related to foreign sales. During 2006, the effective rate was impacted by lower tax benefits associated with foreign sales.

Segment Results

The following table compares segment results for the years ended December 31, 2006 and 2005.

	Predecessor
	Years Ended December 31,
(In millions)	2006	2005	Change
Sales by Segment:
Business and General Aviation	$2,246.6	$2,124.3	$122.3	5.8%
Trainer Aircraft	420.0	422.9	(2.9)	(0.7)%
Customer Support	551.4	579.5	(28.1)	(4.8)%
Eliminations	(122.6)	(145.9)	23.3	(16.0)%

Total	$3,095.4	$2,980.8	$114.6	3.8%

	Predecessor
	Years Ended December 31,
(In millions)	2006	2005	Change
Operating Income by Segment:
Business and General Aviation	$134.9	$46.5	$88.4	190.1%
Trainer Aircraft	52.0	68.6	(16.6)	(24.2)%
Customer Support	30.6	12.0	18.6	155.0%
Eliminations	(1.4)	(4.3)	2.9	(67.4)%

Total	$216.1	$122.8	$93.3	76.0%

Business and General Aviation. Business and General Aviation sales for the year ended December 31, 2006 increased $122.3 million over the prior year due primarily to continued strength in the general aviation market, derivative product introductions and growth in international sales. In particular, sales increased as a result of the introduction of the King Air C90GT and the Hawker 850XP. This was partially offset by lower Premier 1A and Hawker 400XP deliveries. In the fourth quarter of 2006, delivery of 14 Premier 1A aircraft was delayed pending FAA approval of revisions to required operating manuals. The revisions were approved in January of 2007 and deliveries resumed.

Operating income was $134.9 million for the year ended December 31, 2006, compared to $46.5 million for the year ended December 31, 2005. The increase in operating profit primarily resulted from higher unit deliveries, favorable product mix, and the effects of operational improvement and outsourcing initiatives.

Trainer Aircraft. Trainer Aircraft sales for the year ended December 31, 2006 decreased by $2.9 million as compared to the prior year.

Operating income was $52.0 million for the year ended December 31, 2006 compared to $68.6 million for the year ended December 31, 2005. Operating income in 2005 included $29.9 million in favorable adjustments as a result of updates to contract estimates for our JPATS program, while 2006 included $6.5 million of comparable adjustments.

Customer Support. Customer Support sales for the year ended December 31, 2006 decreased $28.1 million from the prior year due principally to the termination of an unprofitable maintenance contract with Flight Options, LLC, a former related party of the Predecessor, partially offset by increased aftermarket parts sales.

Operating income was $30.6 million for the year ended December 31, 2006, compared to $12.0 million for the year ended December 31, 2005. The increase in operating profit was principally due to the termination of the unprofitable Flight Options, LLC contract in early 2006.

Cash Flow Analysis

The following table illustrates sources and uses of funds for the successor and predecessor periods as indicated.

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007

			Years Ended December 31,
(In millions)			2006	2005
Net cash provided by (used in) operating activities	$579.2	$(107.3)	$369.7	$91.4
Net cash used in investing activities	(3,280.3)	(27.3)	(47.0)	(39.0)
Net cash provided by (used in) financing activities	3,270.6	117.4	(323.8)	(44.0)
Effect of exchange rates on cash and cash equivalents	—	—	1.3	(0.5)

Net increase (decrease) in cash and cash equivalents	$569.5	$(17.2)	$0.2	$7.9

Nine Months Ended December 31, 2007. Cash generated by operating activities was $579.2 million. The net cash generated was primarily due to higher customer deposits received on new commercial aircraft, payments received on general aviation financing receivables, and the sale of used commercial aircraft. Cash was also positively affected by a new financing arrangement with a third party that extends payment terms for engine purchases in exchange for a short-term promissory note. Partially offsetting these impacts was cash used in building commercial aircraft inventory in connection with increased build rates and the delay in Hawker 4000 deliveries as well as the ongoing reduction in JPATS advance payments. Cash generated by operating activities was also adversely affected by the delayed deliveries of T-6A aircraft due to issues relating to supplier compliance with part specifications.

Cash used in investing activities of $3,280.3 million included $3,216.5 million in acquisition consideration, capital expenditures of $61.3 million primarily related to company-manufactured tooling, facilities improvements and modernizing equipment used in the manufacturing process, and capital expenditures of $5.1 million related to computer software.

Cash provided by financing activities of $3,270.6 million during the nine months primarily represents the debt financing and equity contributions received related to the Acquisition.

Three Months Ended March 25, 2007. Cash used by operating activities was $107.3 million. The net cash used was primarily due to the more linear build of commercial aircraft compared to aircraft sales which generally increase during the second half of the year, as well as the ongoing reduction of the JPATS advance payment. Partially offsetting these factors was collection of general aviation financing receivables.

Cash used in investing activities of $27.3 million included capital expenditures of $26.2 million primarily related to company-manufactured tooling and modernizing equipment used in the manufacturing process and $1.1 million of additions to intangible assets primarily related to investment in software.

Cash provided by financing activities of $117.4 million represents net transfers from Raytheon.

Year Ended December 31, 2006. Cash provided by operating activities of $369.7 million during 2006 includes net income, excluding non-cash items, of $185.9 million. Net changes in assets and liabilities also increased cash flow and resulted from the collection of an overdue receivable from Flight Options, LLC (a former affiliate of the Predecessor), lower finance receivables and higher deposits received from customers reflecting the growth in our backlog from our Business and General Aviation segment. This was partially offset by increased inventory levels partially due to year-end delivery delays of the Premier 1A.

Cash used in investing activities of $47.0 million during 2006 included capital expenditures of $46.1 million primarily related to company-manufactured tooling and $1.7 million of additions to intangible assets primarily related to investment in software, offset by proceeds from sales of fixed assets.

Cash used in financing activities of $323.8 million during 2006 represents net transfers to Raytheon.

Year Ended December 31, 2005. Cash provided by operating activities of $91.4 million during 2005 includes net income, excluding non-cash items, of $113.1 million, partially offset by net changes in assets and liabilities. The net changes in assets and liabilities resulted from an increase in receivables from Flight Options, LLC (a former affiliate of the Predecessor), offset by an increase in accounts payable and accrued liabilities due to timing of materials receipts and increases in accrued product warranty and accrued state income tax.

Cash used in investing activities of $39.0 million during 2005 included capital expenditures of $39.8 million primarily related to company-manufactured tooling and $2.2 million of additions to intangible assets primarily related to investment in software offset by proceeds from sales of fixed assets.

Cash used in financing activities of $44.0 million during 2005 represents net transfers to Raytheon.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

In connection with the Acquisition, we issued $1,100.0 million of notes, including $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015, $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017. In February 2008, we exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 and do not bear restrictions on transferability mandated by the Securities Act or certain penalties for failure to file a registration statement relating to the exchange. In addition in connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, an undrawn $400.0 million revolving credit facility and a $110.0 million synthetic letter of credit facility.

The indentures governing the notes and the credit agreement governing our senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

•	incur indebtedness or issue disqualified stock or preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investment or acquisitions;

•	create liens;

•	sell assets;

•	engage in sale and leaseback transactions;

•	restrict dividends or other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

We have substantial indebtedness. As of December 31, 2007, our total indebtedness was $2,446.9 million, including $56.6 million of short-term obligations payable to a third party under a financing arrangement. We also had an additional $400.0 million available for borrowing under our revolving credit facility as well as up to $110.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our senior PIK-election notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to such interest. Our liquidity requirements are significant, primarily due to debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that largely are beyond our control.

Our credit agreement includes a covenant which requires us to maintain specified quarterly consolidated secured debt ratios commencing March 31, 2008. In addition, our year end consolidated secured debt ratios determine the annual amount of mandatory prepayment due under our credit agreement, if any. The consolidated secured debt ratio is the ratio of our consolidation secured debt less cash on hand at the end of each period divided by a rolling 12-month calculation of our debt-covenant defined earnings before interest, taxes, depreciation, and amortization (“DC EBITDA”). DC EBITDA is calculated based on the company’s net income adjusted for (i) interest, taxes, depreciation, and amortization expense, (ii) non-recurring transition costs as a result of the Acquisition (iii) non-recurring inventory step-up costs and other non-recurring purchase accounting impacts, (iv) non-cash compensation expense, (v) project start up, ramp up, and launch costs including the development of new aircraft, (vi) management fees paid to our principal external shareholders, (vii) minority interest adjustments, and (viii) miscellaneous other adjustments that were not applicable during the nine months ended December 31, 2007. Based on our performance against this ratio as of December 31, 2007, there will be no mandatory prepayment in 2008.

Senior Secured Credit Facilities. In connection with the Acquisition, we entered into senior secured credit facilities with a syndicate of financial institutions led by Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers. The senior credit facilities provide for senior secured financing of up to $1,810.0 million, consisting of: (i) a $400.0 million revolving credit facility, inclusive of a $10.0 million (U.S. dollar equivalent) sub-facility available to us in U.K. pound sterling, with a final maturity in March 2013; (ii) a $110.0 million synthetic letter of credit facility, with a final maturity in March 2014; and (iii) a $1,300.0 million term loan available to us in U.S. dollars, with a final maturity in March 2014. Our revolving credit facility requires that we comply with a maximum secured debt ratio covenant.

Notes. We issued an aggregate of $1,100.0 million of outstanding notes in connection with the Acquisition that were replaced with the exchange notes described above. The notes are our unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities. Interest on the senior fixed rate notes accrues at the rate of 8.50% per annum and interest on the senior subordinated notes accrues at the rate of 9.75% per annum. Cash interest on the senior PIK-election notes accrues at the rate of 8.875% per annum and the PIK-interest accrues at the cash interest rate per annum plus 0.75%. Interest is payable in cash, except as discussed above with respect to our ability to elect to pay PIK-interest, rather than cash interest, on the senior PIK-election notes through April 1, 2011.

At December 31, 2007, we had $569.5 million of cash and cash equivalents. We are developing a cash deployment plan that may include any combination of prepayment of our term loan, repurchase of notes, strategic acquisitions or other investments in our business. Our management believes that our cash on hand, together with cash from operations and, if required, borrowings under the multi-currency revolving credit facility of our senior secured credit facilities, will be sufficient to meet our cash requirements through 2008.

Industrial Revenue Bonds. One of our subsidiaries utilizes Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. We then lease the property purchased with the IRB proceeds from the county. Tax benefits associated with IRBs include a provision for a 10-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. At the time of the Acquisition, Raytheon held IRBs with an aggregate principal amount of $454.2 million. As part of the Acquisition, Raytheon assigned to us the IRBs and, therefore, we are the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. We record the property on our consolidated balance sheet, along with the capital lease obligation to repay the proceeds of the IRB. As holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly no net debt associated with the IRBs is reflected on our consolidated financial statements. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2007 we hold bonds with an aggregate principal amount of $420.4 million. The accounting for these IRBs is in accordance with Financial Accounting Standards Board’s Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the fourth quarter of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher fourth quarter delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the fourth quarter could have a disproportionate effect on our full-year financial operating results.

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Orders from the U.S. and foreign governments are included in backlog upon receipt of an executed contract up to the authorized funding limit. Our backlog was approximately $6.3 billion at December 31, 2007. Backlog at December 31, 2007 includes significant orders with NetJets and the U.S. Government.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2007.

							2013 and
(In millions)	Total	2008	2009	2010	2011	2012	beyond
Outstanding notes	$1,100.0	$—	$—	$—	$—	$—	$1,100.0
Senior secured credit facilities	1,290.3	13.0	13.0	13.0	13.0	13.0	1,225.3
Interest obligations(1)	1,368.0	194.1	191.7	190.7	189.4	189.1	413.0
Purchase obligations	1,432.0	1,304.0	101.9	8.3	3.4	4.5	9.9
Operating lease commitments	57.0	7.0	6.6	3.2	2.6	1.6	36.0
Promissory notes	56.6	56.6	—	—	—	—	—

Total	$5,303.9	$1,574.7	$313.2	$215.2	$208.4	$208.2	$2,784.2

(1)	Interest on variable rate debt was calculated using the interest rate in effect for the December 31, 2007 reset. Variable rate debt was approximately 24% of our total debt at December 31, 2007. Calculations of interest for the PIK-election notes assume payment of interest in cash.

Purchase obligations in the table above represent agreements with suppliers to purchase goods or services that are enforceable and legally binding. We enter into contracts with some customers, primarily the U.S. Government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers.

Interest on the notes is paid semi-annually on April 1 and October 1. The interest rate for the senior fixed rate notes and senior subordinated notes is 8.50% and 9.75%, respectively, and is payable in cash. Interest payable on the senior PIK-election notes for the initial interest period ending October 1, 2007 was paid in cash. For any interest period thereafter through April 1, 2011, HBAC may elect to pay interest on the senior PIK-election notes, at its option: entirely in cash, entirely by increasing the principal amount of the senior PIK-election notes (“PIK interest”), or 50% cash interest and 50% PIK interest. Cash interest will accrue at a rate of 8.875% per annum and PIK interest will accrue at a rate of 9.625% per annum. HBAC will elect the form of interest payment with respect to each interest period prior to the beginning of the applicable interest period and will pay interest in cash for the interest period commencing October 1, 2007. In the table above, calculations of interest for the PIK-election notes assume payment in cash.

There is no schedule detailing the cash impact associated with the income tax benefit for uncertain tax positions due to the uncertainty involving when this benefit will reverse.

We currently estimate that required pension plan cash contributions will be approximately $0.7 million and discretionary cash contributions will be zero in 2008. We expect to contribute approximately $1.0 million to fund other post-retirement benefit obligation in 2008. Estimates for 2009 and beyond have not been provided due to the significant uncertainty of these amounts, which are subject to change with respect to future interest rates, asset returns and pension funding reform. In addition, pension contributions are eligible for future recovery through the pricing of products and services to the U.S. Government; therefore, the amounts noted above are not necessarily indicative of the impact these contributions will have on our liquidity.

In August 2006, the Pension Protection Act of 2006 (the Pension Act) was signed into law. Under the Pension Act, companies will be required to fully fund their pension plans over a seven-year period. For defense contractors, the new funding rules become effective no sooner than 2008 and no later than 2011, depending on when the Cost Accounting Standards Board aligns the Cost Accounting Standards with the new funding requirements. We are currently assessing the Pension Act and its potential impact on pension funding pending further regulations and guidance to be released by the Internal Revenue Service, Department of Labor and Department of Treasury.

Effective January 1, 2007, all eligible newly-hired or rehired employees participate in a new defined contribution plan in lieu of our existing pension plans, subject to any applicable collective bargaining agreements. Our current eligible employees will continue to participate in our existing pension plans without any changes to level of benefits or payment options. This change is not expected to have a material impact on our estimated pension expense or contributions in 2008.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit in the normal course of our business. In the future, we may issue letters of credit to support customer cash deposits and to guarantee performance of our contractual obligations. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Inflation

Since the primary elements of our operating costs are purchased components and raw materials, annual escalation in commodity and materials pricing could have a significant impact on our product cost. We have long-term agreements with many of our major suppliers to minimize potential price volatility. In some cases, our supply arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs.

Summary of Critical Accounting Policies

Revenue Recognition

Revenue for aircraft sales is recognized in accordance with SOP 81-1. For the majority of our aircraft sales, SOP 81-1 is applied using the units-of-delivery method to measure progress towards completion. Actual sales and costs values for the unit being delivered are used as the basis for recording revenue and its associated margin. Under this method, revenue is recognized when title to an airworthy aircraft is transferred to the customer.

In connection with sales under the JPATS contract, SOP 81-1 is applied using the cost-to-cost method to measure progress towards completion. Under this method, cost and margin are recorded as revenue based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. A significant change in estimate could have a material impact on our operating results in the period the change occurs.

We recognize revenue on aircraft parts and services as the part is shipped or as the service is rendered.

Pension Costs

We have pension plans covering the majority of our employees. Our pension expense is expected to be approximately $7.8 million in 2008 and $10.5 million in 2009. The selection of the assumptions used to determine pension expense involves significant judgment. Our long-term return on asset (“ROA”) and discount rate assumptions are the key variables in determining pension expense.

To develop the long-term ROA assumption, we perform periodic studies which consider our asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The potential exists to either outperform or underperform the broader markets. The expected long-term ROA assumption for our domestic pension plans for 2008 and 2009 is 8.00%, unchanged from 2007.

The investment asset allocations at December 31, 2007 were as follows:

Equities	48.7%
Debt Securities	41.6%
Other	9.7%

100.0%

The discount rate assumption is determined by using a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximates the estimated benefit payments of our pension plans. The discount rate assumption for our pension plans for 2008 and 2009 is 6.5%, an increase from 6.0% in 2007.

Holding all other factors constant, the estimated impact on 2008 and 2009 pension expense caused by hypothetical changes to key assumptions is as follow:

(In millions)
2008 Assumptions	25 Basis Points Increase		25 Basis Points Decrease
Pension Obligation Discount Rate	$3.2	Pension Expense Decrease	$3.2	Pension Expense Increase
Expected Long term ROA	$2.0	Pension Expense Decrease	$2.0	Pension Expense Increase

2009 Assumptions	25 Basis Points Increase		25 Basis Points Decrease
Pension Obligation Discount Rate	$3.0	Pension Expense Decrease	$3.0	Pension Expense Increase
Expected Long term ROA	$2.1	Pension Expense Decrease	$2.1	Pension Expense Increase

Other variables that can impact the pension funded status and expense include demographic experience such as the rates of salary increase, retirement, turnover and mortality. Assumptions for these variables are set based on actual and projected plan experience. The effect on 2008 expense from the change in mortality assumption in 2007 was a decrease of $1.9 million for all plans.

In addition, at December 31, 2007 we had $44.9 million of deferred gains resulting primarily from differences between actual and assumed asset returns, changes in discount rates and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items we will experience increases or decreases in our funded status and related accrued retiree benefit obligation. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 10.5 years. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of Financial Accounting Standard Board (“FASB”) Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) for the year ended December 31, 2006 which resulted in a $22.4 million decrease in other assets, a $48.1 million increase in accrued retiree benefits and other long-term liabilities and a corresponding $45.9 million decrease, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized.

HBAC records an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. The final tax outcome of these matters may be different than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss. The effect of changes in tax rates is recognized during the period in which the estimate is updated.

Intangible Assets

Intangible assets consist of initial fair values of trade names, trademarks, order backlog, customer relationships, technological knowledge, and computer software. Intangible assets have been reflected at fair value in the opening balance sheet of HBAC. The weighted average amortization periods assigned to acquired intangible assets are: 3 years for order backlog, 4 years for computer software, 10 years for trademarks and trade names with definite lives, 15 years for technological knowledge and 17 years for customer relationships.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are evaluated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment in the fourth quarter of each year or when facts and circumstances indicate possible impairment. We compare the assets' fair value, which is determined based on analyses of future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions concerning expected future operating performance and economic conditions. A determination that goodwill is impaired in a future period could result in a significant impairment charge in the period in which the determination is made.

HBAC defines its reporting units on an operating segment basis and conducts its review for impairment on an operating segment basis.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management determines whether long-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, management evaluates the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

Stock-Based Compensation

Certain HBAC employees are participants in various HBI stock compensation plans. HBAC accounts for stock option plans and restricted share plans in accordance with SFAS No.123(R), Share-Based Payments. The expense attributable to HBAC employees is recognized over the requisite service period.

Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage ranging from one to five years on all products, excluding the Hawker 4000, and up to 10 years on the Hawker 4000. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimate. The effects of changes in estimates are reflected in the period the estimates are revised.

For new aircraft introductions like the Hawker 4000, we estimate an initial warranty amount based in part on our historical experience for similar aircraft.

Warranty provisions related to aircraft deliveries on contracts accounted for under SOP 81-1 using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

If actual warranty experience differs significantly from current estimates, future warranty expense may be similarly affected.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact on its financial statements of adopting SFAS 157. In December 2007, the FASB proposed FASB Staff Position (“FSP”) FAS 157-b to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The comment deadline for FSP FAS 157-b was January 16, 2008. In November 2007, the FASB issued proposed FSP SFAS 157-a—Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions. The comment deadline on this proposed FSP was January 4, 2008. The ultimate outcome of these recent developments is currently unknown.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 159 on our financial position and results of operations has not yet been determined.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes a framework for principles and requirements relating to how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The effect, if any, of adopting SFAS 141(R) on our financial position and results of operations has not yet been determined. The impact of adopting SFAS 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The effect, if any, of adopting SFAS 160 on our financial position and results of operations has not yet been determined.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Rate Risk

Our sales are denominated primarily in U.S. dollars. As a result of contracts with certain suppliers, we have expenses that are denominated in U.K. pound sterling. Therefore, movements in exchange rates could cause our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

At December 31, 2007 we had foreign exchange contracts to buy U.K. pound sterling for dollar equivalent amounts of $466.4 million. At December 31, 2007 we had foreign exchange contracts to sell U.K. pound sterling for U.S. dollar equivalent amounts of $12.9 million. The foreign exchange contracts have been accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. In accordance with SFAS 133, the foreign exchange contracts are accounted for as cash flow hedges. The fair value of the unrealized gains and losses on foreign exchange contracts was a non-current asset of approximately $11.7 million and a current liability of $6.0 million at December 31, 2007.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our senior secured credit facilities. Our senior secured credit facilities provide for variable rate borrowings of up to $1,690.3 million including availability of $400.0 million under our revolving credit facility. We have entered into an interest rate swap agreement with an investment bank to swap $900.0 million of our variable rate debt to fixed rate debt as discussed below under “Interest Rate Swaps.”

Assuming the senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the senior secured credit facilities by approximately $1.2 million per year.

Interest Rate Swaps

In connection with entering into the senior credit facilities, we entered into interest rate swaps with Goldman Sachs Capital Markets L.P. Pursuant to the swaps which became effective on April 9, 2007, we will swap three month LIBOR rates for fixed interest rates of 4.91% on a notional amount of $900.0 million for the period from March 26, 2007 to December 30, 2007; $765.0 million for the period from December 31, 2007 through December 30, 2008; $420.0 million for the period from December 31, 2008 through December 30, 2009; $335.0 million for the period from December 31, 2009 through December 30, 2010; and $150.0 million for the period from December 31, 2010 through December 30, 2011

We account for the swaps under SFAS 133 as cash flow hedges and record effective changes in fair value of the swaps within accumulated other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

COMPANY RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements and related information contained in this Annual Report on Form 10-K have been prepared by and are the responsibility of our management. Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect judgments and estimates as to the expected effects of transactions and events currently being reported. Our management is responsible for the integrity and objectivity of the financial statements and other financial information included in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and their report follows.

Hawker Beechcraft Acquisition Company, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

In our opinion, the accompanying Consolidated Statement of Financial Position of Hawker Beechcraft Acquisition Company, LLC (the “Company”) and its subsidiaries at December 31, 2007 and the related Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the period March 26, 2007 through December 31, 2007, (the “Successor” period) present fairly, in all material respects, the financial position of Hawker Beechcraft Acquisition Company, LLC and its subsidiaries at December 31, 2007 and the results of its operations and cash flows for the period from March 26, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On March 26, 2007, Hawker Beechcraft, Inc. acquired all of the outstanding membership interests of Raytheon Aircraft, which was later renamed Hawker Beechcraft Acquisition Company, LLC. The “Predecessor” consolidated financial statements included in this report represent the historical consolidated financial statements of Raytheon Aircraft as of December 31, 2006 and the related Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the periods ended March 25, 2007 and December 31, 2006. Predecessor financial statements do not give effect to the acquisition.

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

(formerly Raytheon Aircraft)

We have audited the accompanying Consolidated Statements of Operations, Consolidated Statements of Invested Equity and Consolidated Statements of Cash Flows for the period January 1, 2007 through March 25, 2007 of Raytheon Aircraft (the “Company”) and its subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period January 1, 2007 through March 25, 2007 of Raytheon Aircraft and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

On March 26, 2007, Hawker Beechcraft, Inc. acquired all of the outstanding membership interests of Raytheon Aircraft, which was later renamed Hawker Beechcraft Acquisition Company, LLC. The financial statements included in this report represent the historical consolidated financial statements of Raytheon Aircraft as of December 31, 2006 and the results of operations and cash flows for the period January 1, 2007 through March 25, 2007 and do not give effect to the acquisition.

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

December 14, 2007, except as it relates to the condensed consolidating financial information discussed in Note 22, as to which the date is February 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of equity and comprehensive income and statements of cash flows present fairly, in all material respects, the financial position of Raytheon Aircraft and its subsidiaries (‘RA”) at December 31, 2006, and the results of their operations and their cash flows for the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Raytheon Company’s and RA’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 to the consolidated financial statements, certain costs and expenses presented in the consolidated financial statements represent allocation of interest expense and management’s estimates of the costs of services provided to RA by Raytheon Company. As a result, the consolidated financial statements presented may not be indicative of the financial position or the results of operations that would have been achieved had RA operated as a non-affiliated entity.

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

February 28, 2007, except as it relates to the condensed consolidating financial information discussed in Note 22, as to which the date is November 30, 2007

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Financial Position

(In millions)

	Successor	Predecessor
	December 31, 2007	December 31, 2006

Assets
Current assets
Cash and cash equivalents	$569.5	$25.9
Accounts and notes receivable, net of allowance for doubtful accounts of $5.5 at December 31, 2007 and $1.2 at December 31, 2006	80.1	98.9
Finance receivables, net of allowance for doubtful accounts of $0.8 at December 31, 2006	0.2	57.0
Unbilled revenue	24.1	27.4
Inventories, net (Note 6)	1,289.3	1,437.5
Current deferred income tax asset (Note 9)	47.9	109.0
Prepaid expenses and other current assets	48.8	70.6

Total current assets	2,059.9	1,826.3
Property, plant and equipment, net (Note 7)	655.7	520.8
Goodwill (Note 8)	716.0	—
Intangible assets, net (Note 8)	1,118.2	53.1
Other assets, net	125.4	118.0

Total assets	$4,675.2	$2,518.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt (Note 12)	$69.6	$—
Advance payments and billings in excess of costs incurred	541.2	424.5
Accounts payable	323.6	360.5
Accrued salaries and wages	60.5	38.2
Accrued interest payable	25.4	—
Other accrued expenses	171.8	172.8

Total current liabilities	1,192.1	996.0
Long-term debt (Note 12)	2,377.3	—
Accrued retiree benefits and other long-term liabilities	99.9	200.0
Non-current deferred income tax liability (Note 9)	1.5	78.1

Total liabilities	3,670.8	1,274.1
Equity
Successor
Paid-in capital	989.2	—
Accumulated other comprehensive income (Note 4)	14.4	—
Retained earnings	0.8	—
Predecessor
Raytheon's net investment	—	1,330.0
Accumulated other comprehensive (loss) (Note 4)	—	(85.9)

Total equity	1,004.4	1,244.1

Total liabilities and equity	$4,675.2	$2,518.2

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Operations

(In millions)

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Sales:
Aircraft and parts	$2,616.7	$603.9	$2,704.5	$2,637.8
Services	176.7	46.4	272.3	217.8
Sales to related parties	—	20.5	118.6	125.2

Total sales	2,793.4	670.8	3,095.4	2,980.8

Cost of sales:
Aircraft and parts	2,193.5	486.4	2,201.8	2,223.9
Services	176.1	51.7	259.0	208.2
Sales to related parties	—	20.5	124.3	155.3

Total cost of sales	2,369.6	558.6	2,585.1	2,587.4

Gross margin	423.8	112.2	510.3	393.4

Selling, general and administrative expenses	205.4	59.5	211.0	197.6

Research and development expenses	70.1	21.3	83.2	73.0

Operating income	148.3	31.4	216.1	122.8

Intercompany interest expense, net	—	15.8	91.6	88.4
Interest expense (income), net	152.3	(0.9)	(14.6)	(14.2)
Other expense (income) , net	1.0	(0.1)	(1.5)	(0.9)

Non-operating expense, net	153.3	14.8	75.5	73.3

(Loss) income before taxes	(5.0)	16.6	140.6	49.5

(Benefit from) provision for income taxes	(5.8)	6.4	50.5	15.8

Net income	$0.8	$10.2	$90.1	$33.7

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Income

(In millions)

For the Period January 1, 2005 - March 25, 2007 (Predecessor)

	Raytheon’s Net Investment	Accumulated Other Comprehensive (Loss)	Total Invested Equity	Total Comprehensive Income
Balance at January 1, 2005	$1,568.7	$(115.7)	$1,453.0
Net transfers to Raytheon	(44.0)		(44.0)
Net income	33.7		33.7	$33.7
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment		6.1	6.1	6.1
Unrealized loss on cash flow hedges		(19.7)	(19.7)	(19.7)
Foreign currency translation adjustments		(0.2)	(0.2)	(0.2)
Unrealized gains on investments		1.3	1.3	1.3

Total comprehensive income				21.2

Balance at December 31, 2005	1,558.4	(128.2)	1,430.2

Net transfers to Raytheon	(323.8)		(323.8)
Stock-based compensation	5.3		5.3
Net income	90.1		90.1	90.1
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment		65.0	65.0	65.0
Unrealized gains on cash flow hedges		23.5	23.5	23.5
Foreign currency translation adjustments		0.9	0.9	0.9
Unrealized losses on investments		(1.2)	(1.2)	(1.2)
Adjustment to initially apply SFAS No. 158		(45.9)	(45.9)

Total comprehensive income				178.3

Balance at December 31, 2006	1,330.0	(85.9)	1,244.1

Net transfers from Raytheon	117.4		117.4
Stock-based compensation	1.2		1.2
Net income	10.2		10.2	10.2
Other comprehensive income (loss), net of tax:
Amortization of pension and other benefits		5.5	5.5	5.5
Unrealized loss on cash flow hedges		(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments		(1.7)	(1.7)	(1.7)
Unrealized losses on investments		(0.3)	(0.3)	(0.3)

Total comprehensive income				$12.6

Balance at March 25, 2007	$1,458.8	$(83.5)	$1,375.3

For the Period March 26, 2007 - December 31, 2007 (Successor)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Total Comprehensive Income
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$—	$—	$976.7
Stock-based compensation	12.5			12.5
Net income		0.8		0.8	$0.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			27.0	27.0	27.0
Unrealized loss on cash flow hedges			(12.3)	(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)	(0.3)	(0.3)

Total comprehensive income					$15.2

Balance at December 31, 2007	$989.2	$0.8	$14.4	$1,004.4

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Cash Flow

(In millions)

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Cash flows from operating activities:
Net income	$0.8	$10.2	$90.1	$33.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.2	21.9	88.1	85.4
Amortization of debt issuance costs	7.2	—	—	—
Amortization of deferred compensation	6.6	—	—	—
Stock-based compensation	12.5	1.2	5.3	—
Current and deferred income taxes	(7.1)	(10.3)	8.5	(3.8)
Gain on sale of property, plant and equipment	—	—	(0.3)	(2.2)

Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	10.1	8.6	38.1	(33.8)
Unbilled revenue, advanced payments and billings in excess of costs incurred	205.4	(81.0)	100.2	6.1
Inventories	131.4	(87.9)	(150.2)	(27.5)
Prepaid expenses and other current assets	(7.6)	33.2	(10.0)	(1.5)
Accounts payable	(25.1)	(6.7)	86.4	(3.2)
Accrued salaries and wages	26.2	0.3	(9.4)	0.1
Other accrued expenses	31.3	(15.9)	(27.7)	46.9
Pension and other changes, net	31.9	3.5	(16.7)	(23.3)
Sale of financing receivables	—	—	102.2	23.8
Origination of financing receivables	—	(20.6)	(210.5)	(292.4)
Collection of financing receivables not sold	40.4	36.2	275.6	283.1

Net cash provided by (used in) operating activities	579.2	(107.3)	369.7	91.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(61.3)	(26.2)	(46.1)	(39.8)
Acquisition of business, net of cash acquired	(3,216.5)	—	—	—
Proceeds from sale of product line	2.5	—	—	—
Proceeds from sale of property, plant and equipment	0.1	—	0.8	3.0
Additions to computer software	(5.1)	(1.1)	(1.7)	(2.2)

Net cash used in investing activities	(3,280.3)	(27.3)	(47.0)	(39.0)

Cash flows from financing activities:
Equity contributions	976.7	—	—	—
Net transfers from (to) Raytheon	—	117.4	(323.8)	(44.0)
Issuance of long-term debt	2,400.0	—	—	—
Debt issuance costs	(72.0)	—	—	—
Payment of term loan and notes payable	(34.1)	—	—	—

Net cash provided by (used in) financing activities	3,270.6	117.4	(323.8)	(44.0)

Effect of exchange rates on cash and cash equivalents	—	—	1.3	(0.5)

Net increase (decrease) in cash and cash equivalents	569.5	(17.2)	0.2	7.9
Cash and cash equivalents at beginning of period	—	25.9	25.7	17.8

Cash and cash equivalents at end of period	$569.5	$8.7	$25.9	$25.7

Supplemental Disclosures
Cash paid for interest	$128.4	$—	$—	$—
Cash paid for income taxes, net	$1.1	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). On March 26, 2007, the first day of the second fiscal quarter, the transaction was completed. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft.

The total consideration for the Acquisition was $3,216.5 million, net of $6.7 million cash acquired, and including direct costs of the acquisition of $33.6 million. The Acquisition was financed with the proceeds from the offerings of HBAC’s and Hawker Beechcraft Notes Company’s (“HBNC”) 8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK-Election Notes due 2015, 9.75% Senior Subordinated Notes due 2017, borrowings under HBAC’s senior secured credit facilities, and equity contributions by affiliates of The Goldman Sachs Group, Inc., affiliates of Onex Corporation, and certain members of HBAC management.

Predecessor

The accompanying consolidated financial statements of RA include allocations of certain Raytheon corporate expenses, including legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other Raytheon corporate and infrastructure costs. The expense and cost allocations were determined on bases that were considered reasonable by RA management in order to reflect the utilization of services provided or the benefit received by RA during the periods presented. The consolidated financial statements included herein do not necessarily reflect the results of operations, financial position, changes in owner’s net investment and cash flows of HBAC in the future or what RA’s financial condition or results of operations would have been had it operated as a separate, stand-alone entity during the periods presented.

Successor

The accompanying consolidated financial statements include the accounts of HBAC and subsidiaries subsequent to the Acquisition. The consolidated financial statements of HBAC as of December 31, 2007 and for the period from March 26, 2007 through December 31, 2007 reflect the Acquisition under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HBAC and its wholly-owned and majority-owned subsidiaries. The Predecessor information is for the RA business, which represents substantially all of the operations acquired by HBI. All material intercompany transactions have been eliminated. Certain reclassifications, primarily long-term warranty and reserves for receivables associated with core inventory, have been made to prior year amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain contracts, including estimates of the extent of progress towards completion, contract revenue and contract completion costs, as well as warranty cost, contingencies and customer and vendor claims. Actual results could differ from those estimates.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Risks and Uncertainties

The highly competitive market for business, training and special mission aircraft is subject to certain business risks. These risks include delays in timely development and certification of new product offerings, the current state of the general aviation aircraft markets and government regulations affecting aircraft.

Sales to the U.S. Government and foreign governments may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

We are highly dependent on the availability of essential materials and purchased components, some of which are available only from a sole source or limited sources. Moreover, we are dependent upon the ability of our suppliers to provide material and components that meet specifications, quality standards and delivery schedules.

Revenue Recognition

Revenue for aircraft sales is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). For the majority of our aircraft sales, SOP 81-1 is applied using the units-of-delivery method to measure progress towards completion. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin. Under this method, revenue is recognized when title to an airworthy aircraft is transferred to the customer.

To a lesser extent, SOP 81-1 is applied using the cost-to-cost method to measure progress towards completion. The use of the cost-to-cost method is limited to longer term contracts with substantial contract-specific development or engineering cost. For these contracts, management believes the cost-to-cost method provides a better measure of progress towards completion than the units-of-delivery method. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up process. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

We recognize revenue on aircraft parts and services as the part is shipped or as the service is rendered.

Lot Accounting

RA used lot accounting for new commercial aircraft introductions. Lot accounting involves selecting a lot size at the time a new aircraft begins to be delivered and measuring an average margin over the entire lot for each aircraft sold. The costs attributed to aircraft delivered were based on the estimated average margin of all aircraft in the lot and were determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. HBAC does not use lot accounting for any of its aircraft programs.

Advertising Expenses

Advertising costs are expensed as incurred.

Research and Development Expenses

Expenditures for research and development projects sponsored by the Company are expensed as incurred. Reimbursement of research and development costs under cost-sharing arrangements is recorded as a reduction to expense, in accordance with SFAS No. 68, Research and Development Arrangements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized.

HBAC records an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. The final tax outcome of these matters may be different than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss. The effect of changes in tax rates is recognized during the period in which the rate change occurs.

HBAC is included in the U.S. consolidated federal income tax return of HBI. Under the terms of an informal tax sharing agreement between HBAC and HBI, the amount of the cumulative tax liability of each member shall not exceed the total tax liability as computed on a separate return basis.

RA was included in Raytheon’s consolidated US federal and state tax returns. The provision for income taxes was determined on a separate return basis in accordance with SFAS 109. Under this method, RA was assumed to file a separate return from Raytheon reporting its taxable income or loss and paying applicable tax based on its separate taxable income and associated tax attributes. Under the tax sharing agreement with Raytheon, RA did not reimburse Raytheon for its share of the consolidated tax liabilities. Accordingly, taxes payable computed under the separate return method were included in parent company investment in the RA financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less.

Unbilled Revenue

Unbilled revenue is stated at cost plus estimated margin, but not in excess of realizable value.

Inventories

Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. Inventoried costs include direct engineering, production labor and material as well as applicable overhead. HBAC records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or estimated net realizable value. As discussed in Note 3 below, inventories obtained in the Acquisition were reflected at fair value in the opening balance sheet of HBAC.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Aircraft tooling is accounted for as a group. When assets, other than aircraft tooling, are retired or otherwise disposed of, the recorded costs of the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. When aircraft tooling assets are retired or replaced in the ordinary course of business, the recorded cost is charged to accumulated depreciation, regardless of the age of the asset, and no gain or loss is recognized.

Provisions for depreciation are computed using accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows: buildings- 10 to 45 years; aircraft, machinery and equipment- 5 to 10 years. Aircraft tooling is depreciated using a composite depreciation rate with an estimated useful life of 12 years that reflects the blended estimates of the lives of major tooling asset components. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement. As discussed in Note 3 below, property, plant and equipment were reflected at fair value in the opening balance sheet of HBAC. Depreciation of acquired property, plant and equipment obtained in the Acquisition is based on the evaluated remaining life of the assets at the date of the Acquisition.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Intangible Assets

Intangible assets consist of initial fair values of trade names, trademarks, order backlog, customer relationships, technological knowledge and computer software. As discussed in Note 3 below, intangible assets obtained in the Acquisition were reflected at fair value in the opening balance sheet of HBAC. The weighted average amortization periods assigned to acquired intangible assets are: 3 years for order backlog, 4 years for computer software, 10 years for trademarks and trade names with definite lives, 15 years for technological knowledge and 17 years for customer relationships.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives, consisting of trademarks and trade names, are not amortized but are instead reviewed for impairment on a reporting unit basis at least annually during the fourth quarter, or more frequently if indications of impairment arise. HBAC defines its reporting units on an operating segment basis and conducts its review for impairment on an operating segment basis. HBAC performed an impairment review in the fourth quarter of 2007 using a discounted cash flow model. No impairments were indicated during fiscal 2007 based on this impairment analysis.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), management determines whether long-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, management evaluates the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

Notes Payable and Current Portion of Long-Term Debt

Notes payable and current portion of long-term debt consist of the balances due on promissory notes related to a third party financing arrangement and the portion of long-term debt due within twelve months of the balance sheet date.

Advance Payments and Billings in Excess of Costs Incurred

Advance payments and billings in excess of costs incurred consists of deposits on commercial aircraft contracts, advances, and performance-based payments from government or special mission customers in excess of recorded cost and recognized margin.

Foreign Currency Translation

The functional currency of certain foreign subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income. The cash flows related to all derivative contracts are reported in the operating section of the Statement of Cash Flows.

Foreign Currency Contracts

HBAC enters into foreign currency forward contracts with commercial banks to fix the dollar value of specific commitments and payables to international vendors. The foreign currency forward contracts used by HBAC are transaction-driven and are directly related to a particular transaction. These instruments are executed with creditworthy institutions, and the foreign currencies are denominated in currencies of major industrial countries. HBAC does not hold or issue financial instruments for trading or speculative purposes.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense.

Stock-Based Compensation

Certain HBAC employees are participants in various HBI stock compensation plans. HBAC accounts for stock option plans and restricted share plans in accordance with SFAS No. 123(R), Share-Based Payment and related interpretations (“SFAS 123(R)”). The expense attributable to HBAC employees is recognized over the requisite service period, as described in Note 11.

Asset Retirement Obligations

On December 31, 2005, RA adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). In accordance with FIN 47, we record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts are not material.

Allowance for Doubtful Accounts

HBAC maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable and finance receivables that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables and collateral, to the extent applicable. Activity related to the allowance for doubtful accounts was as follows:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Balance at beginning of period	$2.1	$2.0	$4.4	$8.9
Provisions	4.1	0.5	1.3	1.1
Utilizations	(2.0)	(0.4)	(3.7)	(5.6)
Other	1.3	—	—	—

Balance at end of period	$5.5	$2.1	$2.0	$4.4

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with the FASB’s Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Credit Risk

Financial instruments that potentially subject HBAC to concentrations of credit risk include trade accounts receivable and long-term receivables. Long-term receivables consist primarily of general aviation receivables. Since it is HBAC’s policy to have the aircraft serve as collateral for the general aviation receivables, HBAC does not expect to incur any material losses against the net book value of long-term receivables.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

3.	Acquisition

The total consideration for the Acquisition was $3,216.5 million, net of $6.7 million cash acquired, and including direct costs of the acquisition of $33.6 million. The Acquisition was financed with the proceeds from the offerings of HBAC’s and HBNC’s 8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK-Election Notes due 2015, 9.75% Senior Subordinated Notes due 2017, borrowings under HBAC’s senior secured credit facilities, and equity contributions by affiliates of The Goldman Sachs Group, Inc., affiliates of Onex Corporation, and certain members of company management. The total consideration reflects finalization of the purchase price with Raytheon, which occurred on June 12, 2007.

For income tax purposes, a joint Internal Revenue Code (“IRC”) §338(h)(10) election (“338 election”) was made by HBAC and Raytheon in connection with the Acquisition. Pursuant to the 338 election, the stock purchase is treated as an asset acquisition, and HBAC receives a stepped-up basis in assets equal to their fair value at Acquisition. The tax attributes as they existed prior to the Acquisition are no longer applicable. The adjusted basis computed under Internal Revenue Service Income Tax Regulation §1.338-5(b) was allocated under IRC §1060, and deferred taxes were applied against any differences in the book and tax bases of the acquired assets and assumed liabilities, other than goodwill, resulting in a net deferred tax asset.

HBAC allocated the purchase price on the basis of the fair value of the underlying assets acquired and liabilities assumed as follows:

Assets
Cash and cash equivalents	$6.7
Accounts and notes receivable	90.2
Finance receivables	37.5
Unbilled revenue	59.1
Inventories	1,309.9
Current deferred tax asset	20.1
Prepaid expenses and other current assets	47.8
Property, plant and equipment	685.1
Goodwill	718.1
Intangible assets	1,167.8
Long-term finance receivables	4.2
Noncurrent deferred tax asset	24.1
Other assets	57.1

Total assets acquired	$4,227.7

Liabilities
Advance payments and billings in excess of costs incurred	$370.8
Accounts payable	348.7
Accrued salaries and wages	34.3
Other accrued expenses	161.2
Accrued pension and retiree benefits	61.1
Other long-term liabilities	28.4

Total liabilities assumed	1,004.5

Net assets acquired	$3,223.2

HBAC applied the provisions of SFAS 141 in allocating the purchase price.

Cash, accounts receivable, accounts payable, and other current assets and liabilities were stated at their historical carrying values, which were considered their fair values given their short-term nature.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

In accordance with the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), HBAC’s projected pension obligations and assets have been reflected in the allocation of the purchase price at the projected benefit obligation less plan assets at fair value based on management’s computations. The fair value of the plan assets reflects an additional $67.2 million of funding made by Raytheon immediately following the Acquisition in accordance with the terms of the stock purchase agreement.

Customer relationships included in intangible assets were valued in groupings given the unique attributes of certain customers and segments. The value was determined using an income approach and takes into account the expected revenue growth and historical attrition rates of customers. Using this approach, customer relationships were assigned a value of $228.0 million with an estimated weighted average useful life of 17 years.

Order backlog included in intangible assets was valued based on the total life of the backlog cash flows. Using this approach, order backlog was assigned a value of $62.0 million with an estimated weighted average useful life of 3 years.

Technological knowledge included in intangible assets was valued using a royalty savings method, whereby the value of the knowledge is estimated based on the benefit received by HBAC for owning the knowledge rather than paying a third party for its use. Using this approach, technological knowledge was assigned a value of $380.0 million with an estimated weighted average useful life of 15 years.

Trademarks and trade names included in intangible assets were valued using a royalty savings method, whereby the value of the trademark or trade name is estimated based upon the benefit received by HBAC for owning the trademarks or trade names rather than paying a third party for their use. Using this approach, trademarks and trade names having definite lives were valued at $6.0 million with an estimated weighted average useful life of 10 years. Certain other indefinite life trademark and trade names were valued at $461.0 million.

Deferred income tax assets as of the date of the Acquisition represent the expected future tax consequences of temporary differences between the fair values of the assets acquired, other than goodwill, and liabilities assumed and their tax bases. The deferred tax asset at the opening balance sheet date has been reduced by a FIN 48 reserve of $11.8 million.

The $718.1 million of goodwill was assigned to the Business and General Aviation, Trainer Aircraft, and Customer Support segments in the amounts of $355.5 million, $222.0 million, and $140.6 million, respectively. Approximately $112.0 million of goodwill and other intangible assets will not be deductible for income tax purposes.

The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in the recognition of goodwill include:

•	The acquired company’s position as a leading designer and manufacturer of business jet, turboprop, and piston aircraft, with 75 years of experience;

•	The acquired company is the sole source provider of primary military trainer aircraft to the U.S. Air Force and the U.S. Navy;

•	The Hawker 4000 and Premier 1A aircraft were the first all-composite fuselage business jets certified in the industry; and

•	The acquired company has assembled a large trained and skilled workforce.

The following unaudited financial data summarizes HBAC’s results of operations as if the Acquisition had occurred as of the beginning of the periods presented:

	Year Ended
(In millions)	Pro Forma December 31, 2007	Pro Forma December 31, 2006

Sales	$3,463.1	$3,090.4
Operating income	$198.5	$163.4
Net income (loss)	$0.4	$(10.4)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The pro forma results of operations include adjustments for items directly related to the Acquisition and financing of the Acquisition, as well as the effects of purchase accounting adjustments, principally:

(1)	adjustments to depreciation and amortization resulting from the new fair value of property, plant and equipment and identified intangible assets (with finite lives);

(2)	the elimination of lot accounting;

(3)	adjustments to pension expense as a result of funding by Raytheon at closing and Raytheon’s retention of the United Kingdom Pension Benefits plans;

(4)	adjustments to interest expense to reflect HBAC’s new capital structure; and

(5)	corresponding adjustments to income tax expense.

Included in pro forma operating income are non-recurring charges of $98.4 million and $70.3 million for the years ended December 31, 2007 and 2006, respectively, related to the purchase accounting impact of derivatives in place at the date of Acquisition and the step-up in inventory valuation. These charges would have occurred in accordance with purchase accounting had the Acquisition occurred at the beginning of the periods presented.

The pro forma information is not necessarily indicative of the results that actually would have been attained if the Acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006

Net gain (loss) on pension and other benefits	$27.0	$(92.1)
Initial net obligation	—	(3.1)
Prior service cost	—	(14.7)
Foreign exchange translation	(0.3)	0.8
Cash flow hedges	(12.3)	19.4
Unrealized gains on investments	—	3.8

Total	$14.4	$(85.9)

The net gain (loss) on pension and other benefits is shown net of a tax liability of $17.7 million at December 31, 2007 and net of a tax benefit of $49.6 million at December 31, 2006. The initial net obligation is shown net of a tax benefit of $1.7 million at December 31, 2006. Prior service cost is shown net of a tax benefit of $7.9 million at December 31, 2006. Foreign exchange translation is shown net of an immaterial tax benefit at December 31, 2007 and net of a tax liability of $0.4 million at December 31, 2006. Cash flow hedges are shown net of a tax benefit of $8.0 million at December 31, 2007 and net of a tax liability of $10.5 million at December 31, 2006. Unrealized gains on investments are shown net of a tax liability of $2.0 million at December 31, 2006.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

5.	Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from 1 to 10 years. HBAC estimates its warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

Activity related to commercial aircraft and part warranty provisions was as follows:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance at beginning of period	$48.1	$57.5	$49.5	$37.9
Accrual for aircraft and part deliveries	29.6	8.1	34.6	32.3
Accruals (reversals) related to prior period deliveries	(0.9)	(9.7)	(5.0)	1.7
Warranty services provided	(16.0)	(4.2)	(21.6)	(22.4)

Balance at end of period	$60.8	$51.7	$57.5	$49.5

Warranty provisions related to aircraft deliveries on contracts accounted for under SOP 81-1 using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts. The change from the Predecessor ending balance as of March 25, 2007 to the Successor beginning balance relates to adjustments resulting from the application of purchase accounting.

6.	Inventories, net

Inventories consisted of the following:

	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006
Finished goods	$180.0	$334.7
Work in process	805.5	852.6
Materials and purchased parts	303.8	250.2

Total	$1,289.3	$1,437.5

During the nine months ended December 31, 2007, aircraft valued at $29.8 million were physically transferred from property, plant and equipment to finished goods inventory held for sale. The resulting transfer from property, plant and equipment to finished goods inventory was excluded from changes in inventories in the statement of cash flows for the nine months ended December 31, 2007, as it was a non-cash transaction.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

7.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006
Land	$29.1	$4.7
Buildings and leasehold improvements	144.0	192.4
Aircraft and autos	52.6	110.8
Furniture, fixtures and office equipment	3.9	20.9
Tooling	363.2	607.6
Machinery and equipment	91.8	290.0
Construction in process	26.9	18.8

	711.5	1,245.2
Less: accumulated depreciation	55.8	724.4

Property, plant and equipment, net	$655.7	$520.8

Depreciation expense was $60.5 million for the nine months ended December 31, 2007, $18.7 million for the three months ended March 25, 2007, and $75.3 million and $73.9 million for the years ended December 31, 2006 and 2005, respectively.

8.	Goodwill and Other Intangible Assets

Intangible assets consisted of the following:

	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006
Intangible assets subject to amortization:
Technological knowledge	$380.0	$—
Customer relationships	228.0	—
Computer software	35.9	89.7
Order backlog	62.0	—
Trademarks / trade names - definite lives	6.0	—
Production drawings	—	14.8
Intellectual property rights	—	21.2
Intangible assets not subject to amortization:
Trademarks / trade names - indefinite lives	461.0	—

	1,172.9	125.7

Less: accumulated amortization	54.7	72.6

Intangible assets, net	$1,118.2	$53.1

Amortization expense is calculated on a straight-line basis and was $54.7 million for the nine months ended December 31, 2007, $3.2 million for the three months ended March 25, 2007, and $12.8 million and $11.5 million for the years ended December 31, 2006 and 2005, respectively.

Amortization expense is expected to approximate $73.0 million, $63.6 million, $49.1 million, $43.4 million and $42.5 million for the years ending 2008 through 2012, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Changes in the carrying amount of goodwill by reportable segment for the nine months ended December 31, 2007 were as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total Goodwill
Beginning balance	$355.5	$222.0	$140.6	$718.1
Sale of product line	(2.1)	—	—	$(2.1)

Ending balance	$353.4	$222.0	$140.6	$716.0

9.	Income Taxes

HBAC is included in the consolidated U.S. federal tax return of HBI. RA’s operating results were included in Raytheon’s consolidated U.S. federal tax return. The provision for income taxes in these financial statements reflects income taxes as if the businesses were stand-alone entities and filed separate income tax returns, paying applicable tax based on their separate taxable income and associated tax attributes.

The components of earnings before income taxes were:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
U.S.	$(9.6)	$18.5	$140.9	$49.8
Non-U.S.	4.6	(1.9)	(0.3)	(0.3)

Total	$(5.0)	$16.6	$140.6	$49.5

The provision for income taxes differs from the U.S. statutory rate due to the following:
	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Extraterritorial income exclusion	—	—	(2.2)	(5.2)
Meals and Entertainment	(6.3)	0.5	0.3	0.9
Domestic manufacturing deduction	7.0	—	0.1	(1.0)
Research and development credit	39.3	(4.0)	(0.4)	(0.4)
State taxes net of federal benefit	39.6	3.4	2.9	2.7
ESOP dividend deduction benefit	—	(1.4)	(0.7)	(1.9)
Non-deductible costs	(1.7)	1.2	0.5	1.4
Interest on FIN 48 reserves	—	3.0	0.2	0.5
Other, net	1.2	0.9	0.2	(0.1)

Effective tax rate	114.1%	38.6%	35.9%	31.9%

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Income tax expense/(benefit) consisted of the following:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current tax expense
U.S. federal	$3.0	$0.6	$37.2	$17.1
Non-U.S.	2.4	—	—	—
U.S. state	0.6	—	5.3	2.5

Total current	6.0	0.6	42.5	19.6

Deferred tax expense
U.S. federal	(7.1)	5.8	7.4	(3.4)
Non-U.S.	(1.0)	(0.6)	(0.1)	(0.1)
U.S. state	(3.7)	0.6	0.7	(0.3)

Total non-current	(11.8)	5.8	8.0	(3.8)

Total provision for income taxes	$(5.8)	$6.4	$50.5	$15.8

The tax effects of temporary differences that give rise to significant portions of HBAC’s net deferred tax assets and liabilities were as follows:

	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006
Current deferred tax assets (liabilities)
Compensation accruals	$15.7	$10.4
Inventory and contracts in process	3.8	41.9
Accruals and reserves	31.4	56.7
Prepaid Expenses	(3.0)	—
Credits and NOL’s	0.9	—
Valuation Allowance	(0.9)	—

Deferred income taxes - current	$47.9	$109.0

Non-current deferred tax assets (liabilities)
Compensation accruals	$4.5	$—
Depreciation and amortization	(20.1)	(147.6)
Accruals and reserves	(5.3)	—
Pension benefits	9.7	84.2
Forward contracts	7.5	(10.9)
Credits and NOL’s	6.5	—
Valuation Allowance	(5.8)	—
Other	1.5	(3.8)

Deferred income taxes - non-current	$(1.5)	$(78.1)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HBAC has not provided for U.S. deferred income taxes or foreign withholding tax on undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested; furthermore, it is not practicable to estimate the amount of tax that may be payable upon distribution.

Income taxes are accounted for in accordance with SFAS 109. Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized.

HBAC recorded a valuation allowance of $6.7 million against its net deferred tax assets based on management’s belief that sufficient taxable income will not be generated in the jurisdictions where the deferred tax assets are located. The majority of the valuation allowance was associated with projected state net operating loss carryforwards generated in 2007 and expiring in 2012. HBAC intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

HBAC has tax credit carryforwards (net of valuation allowances) at December 31, 2007 as follows:

(In millions)
Federal credits with no expiration	$0.3
Federal credit carryforwards beginning to expire in 2017	$0.2
State credit carryforwards (net of federal benefit) with no expiration	$1.4

On January 1, 2007, RA adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires recognition in the consolidated financial statements of only those tax positions determined to be more likely than not of being sustained upon examination based on the technical merits of the positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of applying this interpretation was recorded as a decrease of $2.9 million to Raytheon’s net investment, an increase of $16.0 million to net deferred income tax assets, and an increase of $18.9 million to long-term income taxes payable as of January 1, 2007.

In connection with the Acquisition and pursuant to the stock purchase agreement, all tax liabilities, including FIN 48 liabilities of RA, were retained by Raytheon. HBAC recorded an $11.8 million unrecognized tax benefit on the opening balance sheet, none of which, if recognized, would affect the annual effective tax rate. HBAC completed a FIN 48 assessment with respect to income tax positions expected to be taken in the initial tax return filings. Based on this assessment, HBAC reclassified certain liabilities included in deferred income taxes to other current liabilities in the accompanying balance sheet.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Successor
(In millions)	Nine Months Ended December 31, 2007
Unrecognized tax benefits at March 26, 2007	$11.8
Increases - tax positions taken in prior periods	—
Decreases - tax positions taken in prior periods	—
Current tax period positions	2.4
Settlements	(0.2)
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$14.0

Included in the unrecognized tax benefits of $14.0 million at December 31, 2007 was $0.1 million of tax benefits that, if recognized, would reduce HBAC’s annual effective tax rate. As of December 31, 2007, HBAC had no accrued interest or penalties

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

related to uncertain tax positions. Any interest or penalties on any future unrecognized tax benefits will be recorded as a component of income tax expense. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. There is no schedule detailing the cash impact associated with the income tax benefit for uncertain tax positions due to the uncertainty involving when this benefit will reverse.

HBAC is not currently under audit with the Internal Revenue Service or any State taxing authorities.

Effective December 31, 2007, the U.S. research tax credit expired. While there has been activity to retroactively extend the research credit, a bill has not been signed into law. If a retroactive extension of the research credit is not signed into law, there could be an unfavorable impact on our 2008 effective income tax rate.

10.	Pension and Other Employee Benefits

HBAC has several defined benefit pension and retirement plans covering the majority of its employees (“Pension Benefits”). In addition to providing Pension Benefits, HBAC provides certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The table below outlines the components of net periodic benefit cost for the Pension Benefits plan:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$18.9	$6.6	$25.9	$24.2
Interest cost	37.1	13.8	52.4	47.9
Expected return on plan assets	(46.3)	(17.1)	(54.7)	(46.4)
Amortization of prior service cost	—	0.9	4.3	3.7
Recognized net actuarial loss	—	4.2	24.6	24.4
Loss due to curtailments/settlements	—	—	0.2	—

Net amount recognized	$9.7	$8.4	$52.7	$53.8

The net periodic benefit cost for RA includes expense from the United Kingdom Pension Benefits plans of $0.8 million for the three months ended March 25, 2007, and $2.8 million and $4.3 million for the years ended December 31, 2006 and 2005, respectively. As part of the Acquisition, Raytheon retained the United Kingdom Pension Benefits plans and their associated assets and liabilities. HBAC implemented a defined contribution benefit plan for its employees in the United Kingdom, and, for the nine months ended December 31, 2007, recognized cost of $0.8 million for contributions to this plan.

The table below outlines components of net periodic benefit cost of Other Benefits:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$0.5	$0.2	$0.6	$0.7
Interest cost	0.8	0.2	0.9	1.1
Amortization of transition obligation	—	0.2	0.8	0.8
Recognized net actuarial loss	—	—	—	0.1

Net amount recognized	$1.3	$0.6	$2.3	$2.7

Under SFAS 158, any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes, are included in accumulated other comprehensive income (loss). These amounts are amortized from accumulated other comprehensive income (loss) to net periodic benefit expense when recognized.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The following tables show changes in the benefit obligation, plan assets and funded status of both Pension Benefits and Other Benefits. Benefit obligation balances presented below reflect the projected benefit obligation (“PBO”) for our pension plans and accumulated postretirement benefit obligations (“APBO”) for our Other Benefits plans.

	Pension Benefits
	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Change in benefit obligation
Beginning balance	$855.3	$968.2	$950.0
Service cost	18.9	6.6	25.9
Interest cost	37.1	13.8	52.4
Plan participants’ contributions	—	—	0.4
Amendments	—	—	0.8
Actuarial (gain)/loss	(53.5)	0.5	(37.4)
Foreign exchange	—	0.2	15.2
Settlement/curtailment/acquisitions/dispositions, net	—	—	—
Benefits paid	(29.4)	(10.1)	(39.8)
Net transfer in	—	0.8	0.7

Ending balance	$828.4	$980.0	$968.2

Change in plan assets
Beginning balance at fair value	$820.3	$823.0	$664.7
Actual return on plan assets	37.8	16.3	100.3
Company contribution	0.4	16.0	85.0
Plan participants’ contributions	—	—	0.4
Foreign exchange	—	0.2	11.6
Settlement/curtailment/acquisitions/dispositions, net	—	5.4	—
Benefits paid	(29.4)	(10.1)	(39.8)
Net transfer in	—	—	0.8

Ending balance at fair value	$829.1	$850.8	$823.0

Reconciliation of funded status to net amounts recognized
Funded status-plan assets greater/(less) than projected benefit obligation	$0.7	$(129.2)	$(145.2)
Unrecognized net actuarial loss	—	—	—
Unrecognized transition obligation	—	—	—
Unrecognized prior service costs	—	—	—

Net amount recognized	$0.7	$(129.2)	$(145.2)

Amounts recognized in Statement of Financial Position consist of:
Noncurrent assets	$33.7	$—	$—
Current liabilities	(0.7)	(0.4)	(0.6)
Noncurrent liabilities	(32.3)	(128.8)	(144.6)

Net amount recognized	$0.7	$(129.2)	$(145.2)

Plan assets are measured at December 31 of each year. The differences in the Predecessor’s ending asset and benefit obligation balances and the Successor’s beginning balances are due to Raytheon’s funding of the HBAC plan assets upon the Acquisition, and Raytheon’s retention of RA’s United Kingdom Pension Benefits plans.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

	Other Benefits
	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Change in benefit obligation

Beginning balance	$17.3	$17.6	$17.8
Service cost	0.5	0.2	0.6
Interest cost	0.8	0.2	0.9
Plan participants’ contributions	0.7	0.2	—
Amendments	—	—	—
Actuarial gain	(0.4)	(0.4)	(0.3)
Foreign exchange	—	—	—
Settlement/curtailment/acquisitions/dispositions, net	—	—	—
Benefits paid	(1.4)	(0.5)	(1.4)
Net transfer in/(out)	—	—	—

Ending balance	$17.5	$17.3	$17.6

Change in plan assets
Beginning balance at fair value	$—	$—	$—
Actual return on plan assets	—	—	—
Company contribution	0.7	0.3	1.4
Plan participants’ contributions	0.7	0.2	—
Foreign exchange	—	—	—
Settlement/curtailment/acquisitions/dispositions, net	—	—	—
Benefits paid	(1.4)	(0.5)	(1.4)
Net transfer in/(out)	—	—	—

Ending balance at fair value	$—	$—	$—

Reconciliation of funded status to net amounts recognized

Funded status-plan assets less than projected benefit obligation	$(17.5)	$(17.3)	$(17.6)
Unrecognized net actuarial loss	—	—	—
Unrecognized transition obligation	—	—	—
Unrecognized prior service costs	—	—	—

Net amount recognized	$(17.5)	$(17.3)	$(17.6)

Amounts recognized in Statement of Financial Position consist of:
Current liabilities	$(1.1)	$(0.5)	$(1.0)
Noncurrent liabilities	(16.4)	(16.8)	(16.6)

Net amount recognized	$(17.5)	$(17.3)	$(17.6)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income (loss) for Pension Benefits are as follows:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Initial net obligation	$—	$—	$—
Prior service cost	—	(21.6)	(22.4)
Net gain/(loss)	44.9	(134.2)	(141.3)

Net amount recognized	$44.9	$(155.8)	$(163.7)

Amounts recognized in accumulated other comprehensive income (loss) for Other Benefits are as follows:

	Successor	Predecessor
(In millions)	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Initial net obligation	$—	$(4.6)	$(4.8)
Prior service cost	—	(0.2)	(0.2)
Net gain/(loss)	0.4	(0.1)	(0.4)

Net amount recognized	$0.4	$(4.9)	$(5.4)

The amounts in accumulated other comprehensive income at December 31, 2007 expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

(In millions)	Pension Benefits	Other Benefits
Net loss	$(5.0)	$—
Transition asset	—	—
Prior service cost	—	—

Net amount recognized	$(5.0)	$—

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The net periodic benefit cost assumptions for Pension Benefits were as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Discount rate	6.00%	5.89%	5.63%	5.72%
Expected return on plan assets	8.00%	8.42%	8.29%	8.36%
Rate of compensation increase	4.50%	4.40%	4.37%	4.47%

The net periodic benefit cost assumptions for Other Benefits were as follows:
	Successor	Predecessor
	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Discount rate	6.00%	5.75%	5.75%	6.25%
Expected return on plan assets	—	—	8.75%	7.75%
Health care trend rate in the next year	9.50%	9.50%	11.30%	13.50%
Gradually declining to an ultimate trend rate of:	5.00%	5.00%	5.00%	5.75%
Year that the rate reaches ultimate trend rate:	2015	2015	2015	2014

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $0.1 million and $(0.1) million, respectively, and for the APBO is $1.0 million or $(0.9) million, respectively.

The table below details assets by category for Pension Benefits. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Equity securities	48.7%	66.0%
Debt securities	41.6%	25.0%
Real estate	0.0%	4.0%
Other	9.7%	5.0%

	100.0%	100.0%

The strategic asset allocation of HBAC’s Pension Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities, debt securities and other investments. HBAC seeks to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Target allocations are 50% for equity securities, 40% for debt securities, and 10% for other investments.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The long-term return on asset (“ROA”) assumption for HBAC’s Pension Benefits plans is 8.00%. The long-term ROA assumption for RA was 8.75%. To develop the long-term ROA assumption, HBAC performs periodic studies which consider asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The potential exists to either outperform or under perform the broader markets.

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.7 million and $1.0 million, respectively, in 2008.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $435.8 million and $402.9 million, respectively, at December 31, 2007 and $968.2 million and $823.0 million, respectively, at December 31, 2006.

The accumulated benefit obligation and fair value of plan assets for all Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $19.7 million and $0.0 million, respectively, at December 31,2007, and $925.5 million and $823.0 million, respectively, at December 31, 2006. The accumulated benefit obligation for all Pension Benefits plans was $789.7 million and $925.5 million at December 31, 2007 and 2006, respectively.

The table below reflects the total Pension Benefits expected to be paid from the plans or from HBAC’s assets, including both HBAC’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect HBAC’s portion only.

(In millions)	Pension Benefits	Other Benefits
2008	$42.3	$1.0
2009	44.5	1.2
2010	46.6	1.3
2011	49.0	1.4
2012	51.8	1.6
2013-2018	300.2	9.2

Total	$534.4	$15.7

Defined Contribution Plans

Successor

HBAC maintains a 401(k) plan (defined contribution plan) similar to that of the predecessor’s, defined below, under which covered employees are allowed to contribute up to a specific percentage of their pay. HBAC matches (“HBAC Match”) up to a maximum of 4% of the employee’s pay. The HBAC Match is invested in the same way as the employee contributions. Total HBAC Match expense was $11.9 million for the nine months ended December 31, 2007.

HBAC maintains a retirement investment savings plan (“RISP”) for certain employees who were hired or rehired on or after January 1, 2007. HBAC contributes to the covered employee’s Hawker Beechcraft Savings and Investment Plan (“HBSIP”) account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested by the employee to any of the HBSIP investment options. Employees hired or rehired on or after January 1, 2007 will participate in the RISP in place of the Pension Benefits. Total expense for RISP was $0.7 million for the nine months ended December 31, 2007.

At December 31, 2007, there was a total of $418.8 million invested in HBAC’s defined contribution plan.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Predecessor

Prior to January 1, 2005, RA made an annual contribution to the Raytheon stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations, of most U.S. salaried and hourly employees (“RA Contributions”). Effective January 1, 2005, the annual contribution to the Raytheon stock fund was discontinued for substantially all salaried and hourly employees. The annual contributions to the Raytheon stock fund were discontinued for the RA union employees effective July 31, 2005. The contribution for 2005 was made in March 2006. Total expenses for RA Contributions was $0.5 million for the year ended December 31, 2006, and the number of shares allocated to participant accounts was 11,352 at December 31, 2006. There was no contribution for the three months ended March 25, 2007, and there were no shares allocated to participant accounts at March 25, 2007.

Raytheon maintained an employee stock ownership plan (“ESOP”), which included Raytheon’s 401(k) plan (defined contribution plan), under which covered employees were allowed to contribute up to a specific percentage of their pay. RA matched the employee’s contribution, up to a maximum of generally between 3-4% of the employee’s pay (“RA Match”). The RA match was invested in the same way as employee contributions. Total expenses for RA Match was $4.1 million, $14.2 million and $6.8 million for the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005, respectively.

11.	Stock-Based Compensation

Successor

SFAS 123(R) established the accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, which is generally the vesting period of the award. HBAC uses the graded vesting method to amortize compensation expense for awards with a service condition. Compensation expense for awards with a performance condition is recognized in the period in which the performance condition is being measured. SFAS 123(R) requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than as an operating activity.

During the Predecessor periods, RA employees participated in Raytheon’s various employee stock plans. No new grants will be made to HBAC employees under Raytheon’s plans.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

Following the Acquisition, HBI implemented the Hawker Beechcraft, Inc. 2007 Stock Option Plan, which permits the grant of non-qualified stock options for up to 9.8 million shares. Option awards are generally granted with an exercise price equal to the established price of HBI’s stock as set by the HBI Board of Directors at the date of grant. Option awards generally vest based on future service, ranging from one to five years, or upon achieving certain financial performance targets over the next five years. The stock options terminate ten years from the date of grant.

During the nine months ended December 31, 2007, HBI granted non-qualified stock options to various members of HBAC management with vesting based on future service or financial performance. Vesting of these non-qualified stock options will generally begin during the first quarter of 2008 based upon 2007 financial performance and on the first anniversary of the date of grant.

HBAC applied the fair value provisions of SFAS 123(R) to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Service Vesting	Performance Vesting
Expected term in years	6.5	6.4
Expected volatility	41.4%	40.7%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%

The expected term represents the period of time the options are expected to be outstanding and was determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107. The expected term assumption incorporates the

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

contractual term of an option grant, which is ten years, as well as the vesting period of the award, which is generally five years. The expected volatility assumption was calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over the expected term of the option granted. HBAC used RA historical data to estimate its assumed annual forfeiture rate.

Stock option activity for the nine months ended December 31, 2007 was as follows:

Service Vesting	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Granted	3,803,643	$10.00
Exercised	—	—
Forfeited or expired	(92,965)	$10.00

Outstanding	3,710,678	$10.00	9.3

Vested and nonvested expected to vest	3,339,217	$10.00	9.3

Exercisable	33,200	$10.00	9.2

Performance Vesting	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Granted	4,245,148	$10.00
Exercised	—	—
Forfeited or expired	(113,544)	$10.00

Outstanding	4,131,604	$10.00	9.3

Vested and nonvested expected to vest	3,722,692	$10.00	9.3

During the nine months ended December 31, 2007, the weighted-average grant date fair value of options granted was $4.99 for service vesting awards and $4.89 for performance vesting awards. The total fair value of options vested during the nine months ended December 31, 2007 was $0.2 million. No stock options were exercised during the nine months ended December 31, 2007.

During the nine months ended December 31, 2007, HBAC recognized $9.1 million of compensation expense with a corresponding deferred tax benefit of $3.6 million related to its participation in the HBI stock option plan. At December 31, 2007, there was $25.7 million of compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.5 years.

Hawker Beechcraft, Inc. Employee Equity Investment Plan

On the date of the Acquisition, HBAC (former RA) employees ceased their employment with Raytheon. Accordingly, Raytheon’s obligation for any nonvested restricted shares or stock option awards held by those employees was terminated. The stock purchase agreement provided that the value of these nonvested awards held by the employees at the date of the Acquisition would be used to create the Hawker Beechcraft Corporation Retention Program (the “retention program”). Any HBAC employee with nonvested Raytheon restricted shares or stock options became a participant in the retention program at the values assigned in the stock purchase agreement. Retention program amounts vest and are payable in the same proportion, and at the same times, as the Raytheon restricted shares or stock options would have vested.

In addition, certain members of HBAC management were given the opportunity to participate in the Hawker Beechcraft, Inc. Employee Equity Investment Plan (the “investment plan”). Under the investment plan, participants were provided the opportunity to forego amounts due under the retention program and apply the estimated after-tax amount of the foregone retention program amounts to the acquisition of HBI restricted shares, with the restrictions lapsing at dates corresponding to the vesting dates in the retention program. Members of HBAC management used this funding method to purchase 593,273 restricted shares.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Restricted share activity for the nine months ended December 31, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Granted	593,273	$10.00
Vested	(128,768)	$10.00
Forfeited	—	—

Nonvested at December 31, 2007	464,505	$10.00

During the nine months ended December 31, 2007, the weighted-average grant date fair value of restricted shares granted was $10.00. The total fair value of restricted shares vested during the nine months ended December 31, 2007 was $1.3 million.

During the nine months ended December 31, 2007, HBAC recognized $3.4 million of compensation expense with a corresponding deferred tax benefit of $1.3 million related to the restricted shares. At December 31, 2007, there was $2.6 million of compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 0.8 years.

Predecessor

RA’s employees participated in Raytheon’s (the “Parent”) various incentive award plans.

In 2004, the Parent changed the primary form of its broad-based equity compensation from stock options to restricted stock. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value is charged to income as compensation expense over the vesting period.

Effective January 1, 2006, the Parent adopted the provisions of SFAS 123(R) using the modified prospective method and accordingly did not restate prior period results. In connection with the implementation of SFAS 123(R), the Parent elected the short-cut method in determining its additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.

Prior to the adoption of SFAS 123(R), RA applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. RA also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (“SFAS 148”). As a result, no expense was reflected in the Predecessor’s net income (loss) for the year ended December 31, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation expense was recognized for restricted stock and the Long-Term Performance Plan, which is discussed further below.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The table below reflects pro forma net income for the year ended December 31, 2005, had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 123 and SFAS 148.

(In millions)	Year Ended December 31, 2005
Reported net income	$33.7
Stock-based compensation expense included in reported net income, net of tax	2.1
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(3.4)

Pro forma net income	$32.4

The weighted-average fair value of each stock option granted in 2005 was estimated as $8.44 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life	4 years
Assumed annual dividend growth rate	5.0%
Expected volatility	30.0%
Assumed annual forfeiture rate	8.0%

The expected life was determined based upon the Parent’s prior experience. The expected volatility was determined using the Parent’s and its peer group historic volatility. The risk-free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) at the time of grant was 3.6% in 2005. In accordance with SFAS 123(R), RA began expensing stock options in 2006 based upon the Black-Scholes values determined at the time of grant.

Also, in 2004, the Parent established the Long-Term Performance Plan (“LTPP”) which provides for restricted stock unit awards granted from the Parent’s 2001 Stock Plan to the Parent’s senior leadership including leadership at RA. These awards vest when specific pre-established levels of performance are achieved over a three-year performance cycle. The Business recognizes compensation expense for variable share plans over the performance period based upon the grant date fair market values of the underlying stock as well as the expected achievement of performance levels.

As a wholly-owned subsidiary of the Parent, RA had no separate employee stock compensation plan; however, certain employees of RA participate in the Parent’s 2001 Stock Plan, the 1995 Stock Option Plan, the 1991 Stock Plan and the 1976 Stock Option Plan, collectively (“the Plans”). All of the Plans were approved by Raytheon stockholders. No further grants are allowed under the 1995 Stock Plan, 1991 Stock Plan, or 1976 Stock Option Plan. After January 30, 2011, no further grants are allowed under the 2001 Stock Plan.

Restricted Stock

The 2001 Stock Plan provides for the award of restricted stock, restricted stock units, and stock appreciation rights. Awards of restricted stock, restricted stock units, and stock appreciation rights are made by the Management Development and Compensation Committee of the Board of Directors of the Parent (“MDCC”) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitle the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Restricted stock activity for the three months ended March 25, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	241,562	$41.51
Granted	600	$53.18
Vested	(1,567)	$42.36
Forfeited	—	—

Nonvested at March 25, 2007	240,595	$41.53

Awards of 600; 101,395 and 106,450 shares of restricted stock and restricted stock units were made to RA employees at a weighted-average fair value at the grant date of $53.18, $46.58 and $39.10 in the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005, respectively. The required conditions for 1,567; 66,699; and 25,167 shares of restricted stock and restricted units were satisfied during the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005, respectively. There were no shares of restricted stock forfeited during the three months ended March 25, 2007. There were 10,192 and 8,450 shares of restricted stock forfeited during the years ended December 31, 2006 and 2005, respectively. There were 240,595; 241,562; and 217,058 shares of restricted stock and restricted stock units outstanding at March 25, 2007 and December 31, 2006 and 2005, respectively.

Long-Term Performance Plan

Awards of restricted stock units under the Parent’s LTPP will also be made from the 2001 Stock Plan. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP are independent of each other and equally weighted, and are based on two metrics: free cash flow, a non-GAAP measure, as defined by the Parent and total shareholder return (“TSR”) relative to a peer group both over a three-year period. The performance goals for the 2006 – 2008 LTPP are independent of each other and based on three metrics: free cash flow, as defined, weighted at 50%, return on invested capital (“ROIC”), as defined, weighted at 25%, and TSR relative to a peer group, weighted at 25%. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200% of the target award. In the three months ended March 25, 2007, 52,500 shares of common stock were issued in connection with the vesting of the 2004 – 2006 LTPP awards. The target award outstanding at March 25, 2007 related to 2006 and 2005 was 31,000 and 31,000 units, respectively. Compensation expense for the 2004 – 2006 and 2005 – 2007 awards is recognized over the performance period based on the intrinsic value method. In accordance with SFAS 123(R), compensation expense for the 2006 – 2008 awards is recognized over the performance period based upon the intrinsic value method for the free cash flow and ROIC portions of the award and the binomial method for the TSR portion of the award. Compensation expense for the free cash flow and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals.

LTPP activity for the three months ended March 25, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	99,500	$37.92
Granted	—	—
Increase related to expected performance	28,125	$30.87
Vested	(65,625)	$30.87
Forfeited	—	—

Outstanding at March 25, 2007	62,000	$42.19

No awards of LTPP were made to employees in the three months ended March 25, 2007. Awards of 31,000 and 31,000 units of LTPP were made to employees at a weighted-average fair value at the grant date of $46.04 and $38.34 in the years ended December 31, 2006 and 2005, respectively. The required conditions for 65,625 shares of LTPP units were satisfied in the three months ended March 25, 2007. The required conditions for LTPP units were not satisfied for any shares in the years ended December 31, 2006 or 2005, respectively. There were no units of LTPP forfeited in the three months ended March 25, 2007 or the year ended December 31, 2005, respectively. There were 7,500 units of LTPP forfeited in the year ended December 31, 2006. There were 62,000; 99,500; and 76,000 units of LTPP outstanding at March 25, 2007 and December 31, 2006 and 2005, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Stock Options

The 2001 Stock Plan provides for the grant of both incentive and nonqualified stock options at an exercise price that is not less than 100% of the fair value on the date of grant. The 1995 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price that is not less than 100% of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair value on the date of grant and nonqualified stock options at an exercise price that may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair value on the date of grant.

Stock options granted under the plans may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant and become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant, 10 years and a day if issued in connection with the 1995 Stock Option Plan, or as determined by the MDCC if issued under the 2001 Stock Plan.

Stock option information related to options granted to the employees of RA for the three months ended March 25, 2007 was as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2006	1,293,301	$43.99
Granted	—	—
Exercised	(166,535)	$37.85
Canceled	(6,107)	$57.57

Outstanding at March 25, 2007	1,120,659	$44.83

Vested and nonvested expected to vest	1,118,263	$44.86

Exercisable	1,090,708	$45.21

The weighted-average remaining contractual term for shares vested and nonvested and expected to vest and exercisable at March 25, 2007 was 3.5 and 3.5 years, respectively.

The aggregate intrinsic value of options at March 25, 2007 was as follows:

(In millions)
Options outstanding	$8.7
Options vested and non-vested expected to vest	$8.6
Options exercisable	$8.0

The total intrinsic value of options exercised in the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005 was $2.5 million, $4.8 million and $1.3 million, respectively. The total fair value of shares vested in the three months ended March 25, 2007 and the year ended December 31, 2006 was $0.2 million and $1.2 million, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Stock option activity related to nonvested shares for the three months ended March 25, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	49,969	$8.91
Vested	(19,967)	$9.66
Forfeited	(50)	$10.28

Nonvested at March 25, 2007	29,952	$8.41

The following table summarizes information about stock options outstanding and exercisable at March 25, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares Outstanding	Weighted - Average Contractual remaining life (years)	Weighted - Average Exercise Price	Shares Exercisable	Weighted - Average Exercise Price
$18.19 - $29.92	259,384	4.20	$26.67	236,983	$26.40
$30.00 - $39.21	211,985	5.59	$32.02	204,435	$31.90
$40.13 - $48.97	191,904	5.04	$44.54	191,904	$44.54
$51.06 - $59.44	241,736	0.97	$54.31	241,736	$54.71
$67.66 - $73.78	215,650	2.25	$68.44	215,650	$68.44

Total	1,120,659	3.54	$44.83	1,090,708	$45.21

Shares exercisable at the corresponding weighted-average exercise price at March 25, 2007 and December 31, 2006 were 1.1 million at $45.21 and 1.3 million at $44.49, respectively. Proceeds from the exercise of stock options are credited by the Parent to common stock at par value and the excess is credited to additional paid-in capital.

RA recorded $1.2 million, $5.3 million and $3.6 million of expense and $0.4 million, $1.9 million and $1.3 million as a tax benefit related to stock-based compensation in the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005, respectively.

12.	Debt and Notes Payable

Long-term debt consists of the following:

	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006
Senior secured term loan due 2014 at 6.91% Swapped/6.83% Floating	$1,290.3	$—
Senior fixed rate notes due 2015 at 8.5%	400.0	—
Senior PIK-election notes due 2015 at 8.875%/9.6265%	400.0	—
Senior subordinated notes due 2017 at 9.75%	300.0	—

Total debt	2,390.3	—
Less current portion	13.0	—

Long-term debt	$2,377.3	$—

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

In connection with the Acquisition, HBAC executed a $1,810.0 million credit agreement that includes a $1,300.0 million secured term loan, a $400.0 million secured revolving credit facility, and a $110.0 million synthetic letter of credit facility. The secured term loan requires quarterly principal payments of 0.25% of the original outstanding principal through December 2013 with the remaining outstanding balance to be paid in full in March 2014. The revolving credit facility was undrawn at December 31, 2007. Borrowings under the credit agreement bear interest determined at the three month London Interbank Offered Rate (“LIBOR”) plus 2.00%, payable quarterly.

HBAC holds an interest rate swap that corresponds to a portion of its fixed rate debt in order to effectively hedge interest rate risk. The swap effectively converts the floating LIBOR rate to a fixed interest rate of 4.91% plus the applicable margin of 2.00%. The notional amount of the swap decreases annually as follows: $900.0 million for the period from March 26, 2007 through December 30, 2007; $765.0 million for the period from December 31, 2007 through December 30, 2008; $420.0 million for the period from December 31, 2008 through December 30, 2009; $335.0 million for the period from December 31, 2009 through December 30, 2010; and $150.0 million for the period from December 31, 2010 through December 30, 2011. The swap was designated as a cash flow hedge. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in accumulated other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense.

In connection with the Acquisition, HBAC issued $400.0 million of senior fixed rate notes due April 2015, $400.0 million of senior PIK-election notes due April 2015, and $300.0 million senior subordinated notes due April 2017. Interest on the notes is paid semi-annually on April 1 and October 1. The interest rate for the senior fixed rate notes and senior subordinated notes is 8.50% and 9.75%, respectively, and is payable in cash. Interest payable on the senior PIK-election notes for the initial interest period ending October 1, 2007 was paid in cash. For any interest period thereafter through April 1, 2011, HBAC may elect to pay interest on the senior PIK-election notes, at its option: entirely in cash, entirely by increasing the principal amount of the senior PIK-election notes (“PIK interest”), or 50% cash interest and 50% PIK interest. Cash interest will accrue at a rate of 8.875% per annum and PIK interest will accrue at a rate of 9.625% per annum. HBAC will elect the form of interest payment with respect to each interest period prior to the beginning of the applicable interest period and will pay interest in cash for the interest period commencing October 1, 2007.

The financing arrangements contain a number of customary covenants and restrictions, and HBAC was in compliance with these covenants as of December 31, 2007. Our credit agreement includes a covenant which requires us to maintain specified quarterly consolidated secured debt ratios commencing March 31, 2008.

The minimum principal repayment requirements on long-term debt are as follows:

(In millions)
2008	$13.0
2009	13.0
2010	13.0
2011	13.0
2012	13.0
Thereafter	2,325.3

Total	$2,390.3

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by a lender upon HBAC’s receipt of goods, and HBAC pays the lender within 155 days under terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 1.85%. The weighted-average interest rate for the $56.6 million of notes payable outstanding at December 31, 2007 was 6.83%. HBAC treats the issuance of these notes payable as a non-cash financing transaction, and $81.1 million of notes were issued during the nine months ended December 31, 2007.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

13.	Commitments and Contingencies

At December 31, 2007, HBAC had commitments under long-term operating leases requiring approximate annual rental payments as follows:

(In millions)
2008	$7.0
2009	6.6
2010	3.2
2011	2.6
2012	1.6
Thereafter	36.0

Total	$57.0

Rent expense was $6.6 million for the nine months ended December 31, 2007. RA rent expense was $6.3 million, $24.3 million and $23.8 million for the three months ended March 25, 2007, and for the years ended December 31, 2006 and 2005, respectively. Subsequent to the Acquisition, Raytheon retained certain lease obligations that were previously held by RA.

In the normal course of business, HBAC leases equipment, office buildings, and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

HBAC has committed to construct facilities and purchase equipment under contracts with various third parties. At December 31, 2007, future payments of $6.8 million are required under these contracts.

HBAC has assigned certain leasehold interests to third parties but remains liable to the lessor to the extent the assignee defaults on future lease payments amounting to $10.9 million at December 31, 2007, extending through 2021.

At December 31, 2007, HBAC had commitments related to services to be provided for its information technology function requiring minimum annual payments as follows:

(In millions)
2008	$16.3
2009	17.4
2010	4.6
2011	3.4
2012	3.4
Thereafter	1.7

Total	$46.8

HBAC retains liability for losses and expenses for aircraft product liability up to a maximum of $5 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over $5 million per occurrence. Under the purchase agreement relating to the Acquisition, Raytheon has retained liability for product liability claims relating to occurrences after April 1, 2001 until closing of the Acquisition. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve at December 31, 2007 was $7.4 million based on management’s estimate of its expected losses not covered by third party insurers. HBAC currently has no offsetting receivable for insurance recovery associated with this estimate.

HBAC is involved in various stages of investigation and cleanup related to remediation of various environmental sites. HBAC’s estimate of total environmental remediation costs expected to be incurred is $2.5 million. Discounted at a weighted-average risk-free rate of 6.0%, HBAC estimates the liability to be $1.5 million and accrued this amount in other accrued expenses at December 31, 2007. In conjunction with the Acquisition, Raytheon retained environmental liability reserves of approximately $8.2 million. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

technologies, the uncertainty of insurance coverage, and the unresolved extent of HBAC’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations, or liquidity.

Environmental remediation costs expected to be incurred are:

(In millions)
2008	$0.3
2009	0.2
2010	0.1
2011	0.1
2012	0.1
Thereafter	1.7

Total	$2.5

HBAC issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention, and advance payment obligations of HBAC or its affiliates. Approximately $101.0 million, $68.8 million, and $3.8 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2007, respectively.

At December 31, 2006, RA had $14.8 million, $62.4 million and $1.2 million in outstanding guarantees with stated values, letters of credit and surety bonds, respectively. In addition, Raytheon provided a customer an indemnity agreement in support of RA’s contractual obligations with a stated maximum value of $125.0 million. Upon completion of the Acquisition, this indemnity was terminated upon the mutual consent of the parties involved.

HBAC is subject to oversight by the FAA. The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect HBAC’s financial position, results of operations, and liquidity, including recovery of its investment in new aircraft.

HBAC as a defense contractor is subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice, and Congressional Committees.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc., Sanjeev Mehra (an employee of Goldman, Sachs & Co. and one of our directors), Hawker Beechcraft Inc., Hawker Beechcraft Charter & Management, Inc. and Hawker Beechcraft Services, Inc. The complaint alleges that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. The plaintiffs seek up to $300 million in damages. On November 20, 2007, defendants removed the action to the federal district court in the Central District of California. Plaintiffs have moved to remand the action to California state court. We intend to vigorously defend the action. The ultimate liability, if any, of this action is presently indeterminable.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against HBAC. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations, or liquidity.

14.	Industrial Revenue Bonds

We utilize Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property, and then lease the property purchased with the IRB proceeds from the county. As a result, we have a capital lease obligation to Sedgwick County and hold Sedgwick county IRB investments in identical amounts. We record the property on our consolidated balance sheet. We also record the capital lease obligation to lease the property associated with the IRB, and as holder of the IRBs, we offset those lease payments with the IRB interest and principal payments due to us.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Sedgwick County owns the property purchased with the IRBs and leases it to us, so no net debt associated with the IRBs is reflected on our consolidated financial statements. Upon maturity or redemption of the bonds, title to the leased property reverts to us. Tax benefits associated with IRBs include a provision for 10-year property tax abatement and sales tax exemption from the Kansas Department of Revenue.

We are required to make semi-annual capital lease payments to Sedgwick County and simultaneously Sedgwick County remits to us, as the holder of the IRBs, interest and principal payments on the IRBs in the same amounts.

Capital leases for property, plant and equipment with purchase values of $815.5 million and $830.1 million at December 31, 2007 and 2006, respectively, were financed through the Sedgwick County Industrial Revenue Bonds.

Covenants in place require the maintenance of corporate existence by HBAC, continued repair of the IRB financed property, payment of certain taxes and insurance of the property, certain restrictions regarding the sale or other encumbrance of the IRB financed property or assignment of the lease to an unrelated entity, as well as restrictions regarding use of the property which conform to restrictions set forth in the Internal Revenue Code. HBAC was in compliance with the covenants at December 31, 2007.

15.	Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. For the nine months ended December 31, 2007, we received components from Spirit of approximately $19.8 million. Amounts included in accounts payable to Spirit at December 31, 2007 were not significant.

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. We have filed a “market-making” registration statement under the Securities Act in order to enable Goldman, Sachs & Co. to engage in market-making activities for the notes. Goldman Sachs & Co. acted as an Initial Purchaser in the 2007 offering of the outstanding notes. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger, joint book runner, syndication agent and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and of Onex Partners II LP, respectively, effective upon the closing of the Acquisition. Under the arrangement, we pay these parties an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement. In addition, in consideration of services performed in connection with the Acquisition, we paid GS Capital Partners VI, L.P. and Onex Partners II LP an aggregate one-time fee of $25.0 million upon closing of the Acquisition.

Related party transactions for the Predecessor periods refer to transactions with Raytheon and its affiliates.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

16.	Business Segment Reporting

Reportable segments include the following: Business and General Aviation, Trainer Aircraft, and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft. Trainer Aircraft designs, develops, manufactures, markets, and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides parts and service support for the in-service aircraft worldwide. Historically, the Business and General Aviation and Customer Support segment net sales included sales to parties affiliated with Raytheon as well as intersegment sales recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Subsequent to the Acquisition, any sales to parties affiliated with Raytheon are reported as external sales. The Trainer Aircraft segment does not have either related party or intersegment sales.

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Segment financial results were as follows:

	Successor	Predecessor
Net Sales	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
(In millions)
Business and General Aviation	$2,211.9	$490.6	$2,246.6	$2,124.3
Trainer Aircraft	266.0	91.2	420.0	422.9
Customer Support	418.8	116.4	551.4	579.5
Eliminations	(103.3)	(27.4)	(122.6)	(145.9)

Total	$2,793.4	$670.8	$3,095.4	$2,980.8

There were no sales to affiliated parties in the nine months ended December 31, 2007. Sales to affiliated parties for the three months ended March 25, 2007 were $17.4 million and $3.1 million for Business and General Aviation and Customer Support, respectively. Sales to affiliated parties for the years ended December 31, 2006 and December 31, 2005, respectively, were $59.2 million and $41.9 million for Business and General Aviation, and $59.4 million and $83.3 million for Customer Support.

Intersegment sales in the nine months ended December 31, 2007, three months ended March 25, 2007 and years ended December 31, 2006 and 2005, respectively, were $57.7 million, $13.5 million, $70.7 million and $87.1 million for Business and General Aviation and $45.6 million, $13.9 million, $51.9 million and $58.8 million for Customer Support.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

	Successor	Predecessor
Operating Income	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
(In millions)
Business and General Aviation	$85.6	$8.9	$134.9	$46.5
Trainer Aircraft	14.1	12.2	52.0	68.6
Customer Support	46.0	9.6	30.6	12.0
Eliminations	2.6	0.7	(1.4)	(4.3)

Total	$148.3	$31.4	$216.1	$122.8

Geographic results were as follows:

	Successor	Predecessor
Sales	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
(In millions)
United States	$1,697.8	$424.2	$2,042.4	$2,152.8
Outside United States	1,095.6	246.6	1,053.0	828.0

Total Sales	$2,793.4	$670.8	$3,095.4	$2,980.8

Long-Lived Assets	Successor	Predecessor
(In millions)	December 31, 2007	December 31, 2006
United States	$2,605.8	$620.7
Outside United States	3.0	0.6

Total Long-Lived Assets	$2,608.8	$621.3

The country of destination was used to attribute sales to either United States or Outside United States (excluding foreign military sales, which are considered domestic sales). Long-lived assets are defined as total non-current assets less balances related to long-term finance receivables, deferred tax assets and financial instruments. Long-lived assets outside the United States are those held by our foreign subsidiaries.

17.	Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact on its financial statements of adopting SFAS 157. In December 2007, the FASB proposed FASB Staff Position (“FSP”) FAS 157-b to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The comment deadline for FSP FAS 157-b was January 16, 2008. In November 2007, the FASB issued proposed FSP SFAS 157-a—Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions. The comment deadline on this proposed FSP was January 4, 2008. The ultimate outcome of these recent developments is currently unknown.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS 159 on our financial position and results of operations has not been determined.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes a framework for principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The effect, if any, of adopting SFAS 141(R) on our financial position and results of operations has not yet been determined. The impact of adopting SFAS 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The effect, if any, of adopting SFAS 160 on our financial position and results of operations has not yet been determined.

18.	Quarterly Operating Results (Unaudited)

The following table represents our quarterly financial results:

(In millions)	Successor			Predecessor
2007	Fourth	Third	Second	First
Net sales	$1,221.3	$871.0	$701.1	$670.8
Gross margin	231.9	149.3	42.6	112.2
Operating income (loss)	122.8	62.1	(36.6)	31.4

Net income (loss)	$56.6	$21.3	$(77.1)	$10.2

(In millions)	Predecessor
2006	Fourth	Third	Second	First
Net sales	$1,014.0	$796.4	$780.4	$504.6
Gross margin	181.5	141.3	114.4	73.1
Operating income	91.2	68.7	46.1	10.1

Net income (loss)	$43.5	$31.8	$17.9	$(3.1)

Operating income for the Successor periods includes the impact of non-recurring purchase accounting adjustments related to inventory and foreign exchange contracts as a result of the Acquisition of $59.9 million, $19.7 million and $25.6 million for the second, third and fourth quarters of 2007, respectively. Included in the fourth quarter of 2007 were purchase accounting charges of $6.4 million that should have been expensed in the third quarter. In addition, operating income for the Successor periods was impacted by increased depreciation and amortization charges as a result of the purchase accounting step-up in the cost basis of property, plant and equipment and intangible assets of $15.3 million, $15.3 million and $17.5 million for the second, third and fourth quarters of 2007, respectively.

19.	Financial Instruments

At December 31, 2007, HBAC recorded forward exchange contracts designated as cash flow hedges at their fair values. Unrealized gains of $11.7 million were included in non-current assets and unrealized losses of $6.0 million were included in current liabilities. The offset was included in accumulated other comprehensive income, net of tax. Approximately $8.7 million of net gains are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2007 extend through March 2009.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006, HBAC and RA had foreign exchange contracts of $466.4 million and $408.2 million, respectively, to buy U.K. pound sterling. At December 31, 2007, HBAC also had foreign exchange contracts of $12.9 million to sell U.K. pound sterling. Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency-denominated receipts, have maturities at various dates through 2009 as follows:

(In millions)	Buy	Sell	Total
2008	$366.8	$(12.9)	$353.9
2009	99.6	—	99.6

Total	$466.4	$(12.9)	$453.5

As discussed in Note 12, HBAC holds an interest rate swap that corresponds to a portion of its fixed rate debt in order to effectively hedge interest rate risk and to effectively convert a LIBOR-based floating rate to a fixed rate. The swap was designated as a cash flow hedge and an unrealized loss on the swap of $15.7 million was included in non-current liabilities at December 31, 2007. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in accumulated other comprehensive income. Amounts are reclassified into earnings when interest is recorded on the underlying debt.

20.	Concentration Risk

Major Customers

For the nine months ended December 31, 2007, one external customer represented 11% of sales. For the three months ended March 25, 2007, one external customer represented 18% of sales. For the year ended December 31, 2006, one external customer represented 14% of sales. Three external customers represented 10% or more, and 46% in the aggregate, of total finance receivables at December 31, 2006. For the year ended December 31, 2005, one external customer represented 14% of sales.

21.	Subsequent Event

On February 21, 2008, the Company signed a definitive agreement to sell its aircraft fuel and line support operations to BBA Aviation for approximately $128.5 million. The sale is subject to customary conditions and regulatory approvals and is expected to close in May 2008. The fuel and line support operations are included in the Customer Support segment. For the nine months ended December 31, 2007, the operations being sold generated $56.5 million in total sales, representing 13.5% of total sales for the Customer Support segment.

22.	Subsidiary Guarantor Financial Information

In connection with the Acquisition described in Note 3 and as a part of the related financings, HBAC executed a $1,810.0 million credit agreement that includes a $1,300.0 million secured term loan, a $400.0 million secured revolving credit facility, and a $110.0 million synthetic letter of credit facility. The secured term loan requires quarterly principal payments of 0.25% of the original outstanding principal through December 2013 with the remaining outstanding balance paid in full in March 2014. In connection with the Acquisition, HBAC issued $400.0 million in senior fixed rate notes due April 2015, $400.0 million in senior PIK-election notes due April 2015, and $300.0 million in senior subordinated notes due April 2017. The notes are guaranteed on a full, unconditional, joint and several basis by the Company’s 100% owned domestic subsidiaries. Non-guarantors consist primarily of foreign subsidiaries of the Company, which are organized outside the United States of America.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The following consolidating financial information presents:

Condensed Consolidating Statements of Financial Position as of December 31, 2007 for the Successor and as of December 31, 2006 for the Predecessor; Condensed Consolidating Statements of Operations for the nine months ended December 31, 2007 for the Successor and the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005 for the Predecessor; and Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2007 for the Successor and the three months ended March 25, 2007 and the years ended December 31, 2006 and 2005 for the Predecessor.

Elimination entries necessary to consolidate the Successor and Predecessor, with their respective guarantor subsidiaries and non-guarantor subsidiaries, have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION —SUCCESSOR

AS OF DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$558.1	$0.7	$10.7	$—	$569.5
Intercompany receivables	0.5	2.1	4.0	(6.6)	—
Accounts and notes receivable, net	1.1	73.4	5.6	—	80.1
Finance receivables, net	—	0.2	—	—	0.2
Unbilled revenue	—	19.8	4.3	—	24.1
Inventories, net	—	1,282.2	7.1	—	1,289.3
Current deferred income tax asset	4.2	42.7	1.0	—	47.9
Prepaid expenses and other current assets	—	47.8	1.0	—	48.8

Total current assets	563.9	1,468.9	33.7	(6.6)	2,059.9

Property, plant and equipment, net	15.9	636.9	2.9	—	655.7
Investment in subsidiaries	2,901.9	—	—	(2,901.9)	—
Goodwill	—	716.0	—	—	716.0
Intangible assets, net	—	1,118.2	—	—	1,118.2
Other assets, net	64.8	60.5	0.1	—	125.4

Total assets	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(17.4)	$87.0	$—	$—	$69.6

Advance payments and billings in excess of costs incurred	—	540.0	1.2	—	541.2
Accounts payable	58.8	286.8	4.9	(26.8)	323.6
Accrued salaries and wages	4.3	55.9	0.3	—	60.5
Accrued interest payable	23.5	1.9	—	—	25.4
Other accrued expenses	(44.3)	207.0	9.1	—	171.8

Total current liabilities	24.9	1,178.6	15.5	(26.8)	1,192.1

Long-term debt	2,043.9	333.4	—	—	2,377.3
Intercompany loan	462.2	(484.3)	1.9	20.2	—
Accrued retiree benefits and other long-term liabilities	15.7	84.2	—	—	99.9
Noncurrent deferred income tax liability	(4.6)	6.1	—	—	1.5

Total liabilities	2,542.1	1,118.0	17.4	(6.6)	3,670.8

Total equity	1,004.4	2,882.6	19.3	(2,901.9)	1,004.4

Total liabilities and equity	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION- PREDECESSOR

AS OF DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$18.5	$1.6	$5.8	$—	$25.9
Accounts and notes receivable, net	—	91.0	7.9	—	98.9
Finance receivables, net	—	57.0	—	—	57.0
Unbilled revenue	—	17.3	10.1	—	27.4
Inventories, net	—	1,426.6	10.9	—	1,437.5
Current deferred income taxes	—	109.0	—	—	109.0
Prepaid expenses and other current assets	0.1	69.1	1.4	—	70.6

Total current assets	18.6	1,771.6	36.1	—	1,826.3
Property, plant, and equipment, net	—	520.2	0.6	—	520.8
Intangible assets, net	—	53.1	—	—	53.1
Investment in subsidiaries	887.9	—	—	(887.9)	—
Other assets, net	—	95.6	22.4	—	118.0

Total assets	$906.5	$2,440.5	$59.1	$(887.9)	$2,518.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(88.8)	$88.8	$—	$—	$—
Advance payments and billings in excess of costs incurred	—	424.4	0.1	—	424.5
Accounts payable	117.8	257.2	(14.5)	—	360.5
Accrued salaries and wages	1.2	36.8	0.2	—	38.2
Other accrued expenses	(2.4)	170.6	4.6	—	172.8

Total current liabilities	27.8	977.8	(9.6)	—	996.0
Long-term debt	(365.4)	365.4	—	—	—
Accrued retiree benefits and other long-term liabilities	—	106.8	93.2	—	200.0
Deferred income taxes	—	107.4	(29.3)	—	78.1

Total liabilities	(337.6)	1,557.4	54.3	—	1,274.1
Total equity	1,244.1	883.1	4.8	(887.9)	1,244.1

Total liabilities and equity	$906.5	$2,440.5	$59.1	$(887.9)	$2,518.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS- SUCCESSOR

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,759.1	$53.3	$(19.0)	$2,793.4
Cost of sales	(0.1)	2,344.4	44.3	(19.0)	2,369.6

Gross margin	0.1	414.7	9.0	—	423.8

Selling, general and administrative expenses	0.1	200.1	5.2	—	205.4
Research and development expenses	—	70.1	—	—	70.1

Operating income	—	144.5	3.8	—	148.3

Interest expense (income), net	133.6	18.9	(0.2)	—	152.3
Other expense, net	—	0.2	0.8	—	1.0
Equity (income) loss in subsidiaries	(88.5)	—	—	88.5	—

Non-operating expense, net	45.1	19.1	0.6	88.5	153.3

(Loss) income before taxes	(45.1)	125.4	3.2	(88.5)	(5.0)
(Benefit from) provision for income taxes	(45.9)	38.7	1.4	—	(5.8)

Net income (loss)	$0.8	$86.7	$1.8	$(88.5)	$0.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS- PREDECESSOR

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$657.0	$13.8	$—	$670.8
Cost of sales	—	544.0	14.6	—	558.6

Gross margin	—	113.0	(0.8)	—	112.2

Selling, general and administrative expenses	0.4	58.2	0.9	—	59.5
Research and development expenses	—	21.3	—	—	21.3

Operating (loss) income	(0.4)	33.5	(1.7)	—	31.4

Intercompany interest (income) expense, net	(6.4)	22.2	—	—	15.8
Interest (income) expense, net	(7.5)	6.6	—	—	(0.9)
Other (income) expense, net	—	(0.2)	0.1	—	(0.1)
Equity (income) loss in subsidiaries	(1.2)	—	—	1.2	—

Non-operating (income) expense, net	(15.1)	28.6	0.1	1.2	14.8

Income (loss) before taxes	14.7	4.9	(1.8)	(1.2)	16.6
Provision for income taxes	4.5	1.9	—	—	6.4

Net income (loss)	$10.2	$3.0	$(1.8)	$(1.2)	$10.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS- PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,046.9	$48.5	$—	$3,095.4
Cost of sales	—	2,527.7	57.4	—	2,585.1

Gross margin	—	519.2	(8.9)	—	510.3

Selling, general and administrative expenses	—	206.4	4.6	—	211.0
Research and development expenses	—	83.2	—	—	83.2

Operating income (loss)	—	229.6	(13.5)	—	216.1

Intercompany interest (income) expense, net	(39.6)	131.2	—	—	91.6
Interest (income) expense, net	(93.3)	78.8	(0.1)	—	(14.6)
Other expense (income), net	0.1	(1.5)	(0.1)	—	(1.5)
Equity (income) loss in subsidiaries	(0.2)	—	—	0.2	—

Non-operating (income) expense , net	(133.0)	208.5	(0.2)	0.2	75.5

Income (loss) before taxes	133.0	21.1	(13.3)	(0.2)	140.6
Provision for income taxes	42.9	7.6	—	—	50.5

Net income (loss)	$90.1	$13.5	$(13.3)	$(0.2)	$90.1

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS- PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2005

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,942.8	$38.0	$—	$2,980.8
Cost of Sales	—	2,552.3	35.1	—	2,587.4

Gross Margin	—	390.5	2.9	—	393.4

Selling, general and administrative expenses	—	194.2	3.4	—	197.6
Research and development expenses	—	73.0	—	—	73.0

Operating income (loss)	—	123.3	(0.5)	—	122.8

Intercompany interest (income) expense, net	(35.9)	124.3	—	—	88.4
Interest (income) expense, net	(23.9)	9.8	(0.1)	—	(14.2)
Other (income) expense, net	(7.0)	6.0	0.1	—	(0.9)
Equity loss (income) in subsidiaries	11.8	—	—	(11.8)	—

Non-operating (income) expense, net	(55.0)	140.1	—	(11.8)	73.3

Income (loss) before taxes	55.0	(16.8)	(0.5)	11.8	49.5
Provision for (benefit from) income taxes	21.3	(5.4)	(0.1)	—	15.8

Net income (loss)	$33.7	$(11.4)	$(0.4)	$11.8	$33.7

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS- SUCCESSOR

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$517.4	$49.7	$12.1	$—	$579.2

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(15.9)	(44.0)	(1.4)	—	(61.3)
Acquisition of business, net of cash acquired	(3,216.5)	—	—	—	(3,216.5)
Proceeds from sale of business	2.5	—	—	—	2.5
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Additions to intangible assets	—	(5.1)	—	—	(5.1)

Net cash used in investing activities	(3,229.9)	(49.0)	(1.4)	—	(3,280.3)

Cash flows from financing activities:
Equity contributions	976.7	—	—	—	976.7
Issuance of long-term debt	2,400.0	—	—	—	2,400.0
Debt issuance costs	(72.0)	—	—	—	(72.0)
Payment of term loan and notes payable	(34.1)	—	—	—	(34.1)

Net cash provided by financing activities	3,270.6	—	—	—	3,270.6

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Net increase in cash and cash equivalents	558.1	0.7	10.7	—	569.5
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$558.1	$0.7	$10.7	$—	$569.5

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS- PREDECESSOR

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(133.2)	$28.8	$(2.9)	$—	$(107.3)

Cash flows from investing activities:
Expenditures for property, plant, and equipment	—	(26.2)	—	—	(26.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—
Additions to intangible assets	—	(1.1)	—	—	(1.1)

Net cash used in investing activities	—	(27.3)	—	—	(27.3)

Cash flows from financing activities:
Net transfers from Raytheon	117.4	—	—	—	117.4

Net cash provided by financing activities	117.4	—	—	—	117.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(15.8)	1.5	(2.9)	—	(17.2)
Cash and cash equivalents at beginning of period	18.5	1.6	5.8	—	25.9

Cash and cash equivalents at end of period	$2.7	$3.1	$2.9	$—	$8.7

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS- PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$320.5	$48.2	$1.0	$—	$369.7

Cash flows from investing activities:
Expenditures for property, plant, and equipment	—	(46.0)	(0.1)	—	(46.1)

Proceeds from sales of property, plant and equipment	—	0.8	—	—	0.8
Additions to intangible assets	—	(1.7)	—	—	(1.7)

Net cash used in investing activities	—	(46.9)	(0.1)	—	(47.0)

Cash flows from financing activities:
Net transfers to Raytheon	(323.8)	—	—	—	(323.8)

Net cash used in financing activities	(323.8)	—	—	—	(323.8)

Effect of exchange rates on cash and cash equivalents	1.3	—	—	—	1.3

Net (decrease) increase in cash and cash equivalents	(2.0)	1.3	0.9	—	0.2
Cash and cash equivalents at beginning of period	20.5	0.3	4.9	—	25.7

Cash and cash equivalents at end of period	$18.5	$1.6	$5.8	$—	$25.9

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS- PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2005

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$49.9	$39.0	$2.5	$—	$91.4

Cash flows from investing activities:
Expenditures for property, plant, and equipment	—	(39.6)	(0.2)	—	(39.8)

Proceeds from sales of property, plant and equipment	—	3.0	—	—	3.0
Additions to intangible assets	—	(2.2)	—	—	(2.2)

Net cash used in investing activities	—	(38.8)	(0.2)	—	(39.0)

Cash flows from financing activities:
Net transfers to Raytheon	(44.0)	—	—	—	(44.0)

Net cash used in financing activities	(44.0)	—	—	—	(44.0)

Effect of exchange rates on cash and cash equivalents	(0.5)	—	—	—	(0.5)

Net increase in cash and cash equivalents	5.4	0.2	2.3	—	7.9
Cash and cash equivalents at beginning of period	15.1	0.1	2.6	—	17.8

Cash and cash equivalents at end of period	$20.5	$0.3	$4.9	$—	$25.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new registrants.

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Form 10-K on Internal Control over Financial Reporting

We are not currently required to evaluate our internal control over financial reporting in the same manner that is currently required of certain public companies, nor have we performed such an evaluation. Such an evaluation would include documentation of internal control activities and procedures over financial reporting, assessment of design effectiveness of such controls and testing of operating effectiveness of such controls which could result in the identification of material weaknesses in our internal control over financial reporting.

Prior to the Acquisition, Hawker Beechcraft relied on Raytheon for certain business processes associated with its financial reporting including treasury, income tax accounting and external reporting. Since the Acquisition, we have had to develop these and other functional areas as a stand alone entity including the necessary processes and internal controls to prepare our financial statements on a timely basis in accordance with U.S. GAAP.

Item 9B.	Other Information

On February 23, 2008, the board of directors of Hawker Beechcraft Corporation adopted the Hawker Beechcraft Corporation Excess Pension Plan. The named executive officers participate in this nonqualified defined benefit plan. The plan provides our named executive officers with supplemental defined benefits that, when taken together with the benefits provided under the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, provide the benefits that the executive officer would have received under the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees if the annual limits prescribed by the Department of the Treasury did not apply. The Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees provides defined benefits based upon eligible final average earnings and years of credited service. Final average earnings generally are based on the highest amount obtainable by averaging a participant’s monthly earnings for any 60 consecutive months of employment within the last 120 consecutive months of employment, exclusive of amounts that would exceed annual limits prescribed by the Department of the Treasury ($225,000 for 2007).

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of HBI

We are a wholly-owned subsidiary of HBI. The following table sets forth certain information with regard to the directors of HBI and persons who are considered executive officers of HBI and us under Securities and Exchange Commission regulations. Some of the executive officers listed below hold essentially the same positions with HBI, with us and with Hawker Beechcraft Corporation, our principal operating subsidiary that we refer to in this Annual Report on Form 10-K as “HBC”. Others hold official positions only with HBC, as indicated by the reference to HBC after their titles in the table.

Name	Age	Title
James E. Schuster	54	Director, President and CEO
James K. Sanders	49	Vice President and CFO
Bradley A. Hatt	47	President, Commercial Aircraft Sales - HBC
Edgar R. Nelson	59	Senior Vice President, Product Development and Engineering - HBC
Sharad B. Jiwanlal	53	Vice President, Human Resources - HBC
Jackie A. Berger	47	Vice President, Communications and Public Affairs - HBC
William E. Brown	45	President, Global Customer Support and Service - HBC
Gail E. Lehman	48	Vice President, General Counsel and Corporate Secretary
James I. Maslowski	64	Vice President, Government Business - HBC
Giap Thanh Nguyen	47	Senior Vice President, Operations
Brian Barents	64	Director
Donald G. Cook	61	Director
John F.X. Daly	41	Director
David R. Hirsch	33	Director
Sanjeev K. Mehra	49	Director and Chairman of the Board
Leo F. Mullin	65	Director
Nigel S. Wright	44	Director

Under a Shareholders Agreement among GS Capital Partners VI, L.P. and several of its affiliates (which we refer to collectively as the “GS entities”), Onex Partners II LP and several of its affiliates (which we refer to collectively as the “Onex entities”) and management shareholders of HBI, including the named executive officers, the parties to the Shareholders Agreement have agreed to take such actions as are necessary so that the Board of Directors of HBI will consist of eight directors, including the following:

•	two directors designated by the Onex entities; these directors are Messrs. Hirsch and Wright, who we refer to as the “Onex directors”;

•	three directors designated by one of the GS entities; these directors are Messrs. Daly, Mehra and Mullin, who we refer to as the “GS directors”;

•

one director designated by one of the GS entities who is a member of management and is eligible to be issued a Department of Defense facility security clearance at the level of HBI’s security clearance (referred to below as the “requisite DoD security clearance”); this director is Mr. Schuster; and

•

two directors designated by the GS entities and the Onex entities who (i) have had no prior involvement with Onex or its affiliates, (ii) are not employees of The Goldman Sachs Group, Inc. or any of its subsidiaries, and (iii) are U.S. resident citizens eligible to be issued the requisite DoD security clearance; these directors are General Barents and General Cook, who we refer to as the “outside directors.”

A director, other than an outside director, holds office until the next annual meeting of HBI shareholders and until his successor is duly elected and qualified, or until his earlier resignation or removal. An outside director holds office until his successor is duly elected and qualified, or until his earlier resignation or removal. The removal of an outside director generally will not become effective unless the Defense Security Service of the Department of Defense has approved both the removal and the successor to the removed director.

In addition, the Shareholders Agreement also requires that the Chairman of the Board of HBI be a U.S. citizen who is eligible to be issued the requisite DoD security clearance and cannot be an Onex director. The Shareholders Agreement also contains provisions limiting the Onex directors’ access to classified information and export control information, except as permitted by applicable law and regulations.

As a private company, whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. However, the rules of the SEC require us to disclose which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have two directors, General Barents and General Cook, who would be considered independent within the definitions of either the New York Stock Exchange or the NASDAQ Stock Market. One of our directors, Mr. Schuster, is our Chief Executive Officer. Another of our directors, Mr. Mullin, has a consulting arrangement with Goldman Sachs.

Management/Director Biographies

James E. Schuster has served as an HBI director and as our President and Chief Executive Officer since March 2007. Mr. Schuster served from 2001 to March 2007 as Chairman and Chief Executive Officer of Raytheon Aircraft Company. From September 1999 to 2001, Mr. Schuster served as President of Raytheon Company’s Aircraft Integration Systems (AIS). Prior to his employment at Raytheon, Mr. Schuster served as Executive Vice President of MagneTek Inc. and President of their motors and generators division. Mr. Schuster serves on the Board of Directors of the General Aviation Manufacturers Association. He is a fellow of the United Kingdom’s Royal Aeronautical Society.

James K. Sanders has been our Vice President and Chief Financial Officer since March 2007. Previously, Mr. Sanders served as Vice President and Chief Financial Officer of Raytheon Aircraft Company from 2006 to March 2007, Vice President and Controller of Raytheon Aircraft Company from 2002 to 2006, and Director of Finance-Mergers and Acquisitions for Raytheon Company from 2001 to 2002. Prior to 2001, Mr. Sanders held increasingly responsible accounting and financial positions for Raytheon’s engineering and construction segment, including controller and vice president of finance. He is also a certified public accountant and practiced at Deloitte & Touche.

Bradley A. Hatt has been our President of Commercial Aircraft Sales since March 2007. From 1992 until March 2007, he served in several capacities for Raytheon Aircraft Company, including President of Commercial Aircraft Sales from March 2006 to March 2007, President and General Manager for the Hawker business from June 2002 to March 2006, and Vice President for Global Aviation Sales from October 2001 to June 2002. Mr. Hatt also serves as a National Business Aviation Association Advisory Board member.

Edgar R. Nelson has been our Senior Vice President of Product Development and Engineering since March 2007. Mr. Nelson served as Vice President of Product Development and Engineering for Raytheon Aircraft Company from July 2006 to March 2007. He served Cessna in several capacities from 1992 until July 2006, including Vice President, Research and Advanced Technologies, director of CJ2 and Sovereign development programs, and Section Chief of Aerodynamics in charge of developing the aerodynamic configuration of the Citation X. From 1988 until 1992, he was Vice President and General Manager for Microcraft. From 1978 until 1988, he served Cessna in several other capacities.

Sharad B. Jiwanlal has been our Vice President of Human Resources since March 2007. Mr. Jiwanlal served as Vice President of Human Resources for Raytheon Aircraft Company from July 2005 to March 2007. He was Senior Vice President of Human Resources for Bank of America in Wichita, Kansas from 1996 to 2005; Compensation and Executive Compensation Manager for Boatmen’s Bancshares, Inc., St. Louis, Missouri from 1995 to 1996; and Compensation and Benefits Manager for the Fourth Financial Corporation in Wichita, Kansas from 1987 to 1995.

Jackie A. Berger has been our Vice President, Communications and Public Affairs since March 2007. From October 2002 to March 2007, Ms. Berger was Vice President, Communications and Public Affairs for Raytheon Aircraft Company. From 1999 through 2002, Ms. Berger was Vice President, Communications and Public Affairs at Raytheon Systems Limited, based in London. Before joining Raytheon, Ms. Berger was Public Relations Executive at Lucas Aerospace. She joined Lucas Aerospace in 1997.

William E. Brown has been our President, Global Customer Service and Support since May 2007. Mr. Brown was President and General Manager of AAR Aircraft Services in Oklahoma from March 2006 to May 2007. Prior to his employment at AAR Aircraft Services, Mr. Brown held senior-level positions with Independence Air from July 2003 to March 2006; Avborne Inc. from January 2003 to May 2003; and Midwest Airlines from September 1999 to January 2003.

Gail E. Lehman has been our Vice President, General Counsel and Corporate Secretary since joining the company in July 2007. Ms. Lehman served as Vice President, General Counsel and Corporate Secretary of Covalence Specialty Materials Corporation from April 2006 until May 2007. From November 2001 through April 2006, Ms. Lehman was the Assistant General Counsel,

Treasury and Finance, and Assistant Secretary for Honeywell International Inc. From 1993 through November 2001, Ms. Lehman held various positions of increasing responsibility in the Law Department of Honeywell International Inc. and its predecessor, AlliedSignal Inc. Before joining AlliedSignal, Ms. Lehman was an associate with the law firm of Lowenstein, Sandler in Roseland, New Jersey.

Admiral James I. Maslowski (U.S. Navy Retired) has been our Vice President of Government Business since September 2007. He was Vice President, International, for Raytheon Company at its missile systems business in Tucson, Arizona from September 2002 until September 2007. Admiral Maslowski had a nearly 40-year career in the U.S. Navy, retiring as Rear Admiral in 2001. During his career at the U.S. Navy, he served in many capacities, including as director, Navy International Programs Office; Executive Officer and Commanding Officer of VA-94 and USS Kitty Hawk; Commanding Officer of USS Concord; and Principal Deputy for the U.S. Senate Liaison, Office of Legislative Affairs.

Giap Thanh Nguyen joined the company in October 2007 and serves as Senior Vice President – Operations. Previously, Mr. Nguyen served as President and Chief Operating Officer of ASIMCO Technologies Limited, from May 2007 to October 2007, and as VP & President, Heavy Duty Transmissions and Truck China at Eaton Corporation, from 2001 to 2007. From 1986 to 2001, Mr. Nguyen held various senior leadership positions at Honeywell/AlliedSignal Aerospace and United Technologies Corporation, Pratt & Whitney Engines.

General Brian Barents (U.S. Air Force Retired) has been a director of HBI since August 2007. General Barents most recently served as President, Chief Executive Officer and Managing Partner for Galaxy Aerospace Corporation until its sale to Gulfstream in June 2001. From April 1989 to April 1996, General Barents was President and Chief Executive Officer of Learjet, Inc. From January 1987 until April 1989, he served as a senior executive with Toyota Motor Corporation. From 1976 until 1987, General Barents was a Senior Vice President with Cessna Aircraft Company with responsibility for worldwide sales, marketing, product support, and aircraft completion. He is a past Chairman of the General Aviation Manufacturers Association. General Barents had a 34-year military career, retiring from the U.S. Air Force as Brigadier General. He currently serves as a director of The NORDAM Group, Kaman Corporation, Aerion Corporation and CAE.

General Donald G. Cook (U.S. Air Force Retired) has been a director of HBI since August 2007. General Cook had a 36-year career in the U.S. Air Force, retiring in 2005. During his military career, General Cook served in many capacities, including Commander, Air Education and Training Command, at Randolph Air Force Base, Texas, between 2001 and 2005, and commander of a flying training wing, two space wings and the 20th Air Force. He also served as Legislative Liaison in the Senate Liaison Office, on the staff of the House Armed Services Committee, and as Director for Expeditionary Aerospace Force Implementation at U.S. Air Force headquarters. General Cook is a command pilot and has flown more than 3,300 hours in the B-52D/G/H, T-37B and T-38A. He is a director of CRANE Corporation, Burlington Northern Santa Fe Corp. and the USAA Federal Savings Bank.

John F.X. Daly has been a director of HBI since March 2007. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman Sachs, which he joined in 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman Sachs. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director of Euramax Holdings, Cooper Standard Automotive, McJunkin and Clearwire Holdings.

David R. Hirsch has been a director of HBI since March 2007. Mr. Hirsch is a Principal at Onex Corporation, which he joined in 2003. Mr. Hirsch previously worked at JPMorgan Partners and CIBC World Markets. Mr. Hirsch also serves on the board of directors of SITEL Worldwide Corporation.

Sanjeev K. Mehra has been a director of HBI since March 2007 and is HBI’s Chairman of the Board. Mr. Mehra joined Goldman Sachs in 1986. Mr. Mehra is a Managing Director and partner in the Principal Investment Area of Goldman Sachs. Mr. Mehra also serves on the boards of directors of KAR Holdings (Adesa), SunGard Data Systems, Inc., Burger King Corporation, Sigma Electric and ARAMARK Corporation. Mr. Mehra also serves on the Board of Trustees of Trout Unlimited and Oakham School, England.

Leo F. Mullin has been a director of HBI since March 2007. Mr. Mullin retired from Delta Air Lines as Chairman in April 2004, after having served as Chief Executive Officer of Delta from 1997 to 2003. Since 2004, Mr. Mullin has been serving as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. In that capacity, he serves on the boards of Euramax Holdings, Cooper Standard Automotive, Educational Management Corporation and Alltel. He is also a director of Johnson & Johnson and ACE Ltd. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995.

Nigel S. Wright has been a director of HBI since March 2007. Mr. Wright is a Managing Director of Onex Corporation, which he joined in 1997. Prior to joining Onex, Mr. Wright was a partner at the law firm of Davies, Ward & Beck, where he practiced mergers and acquisitions and securities law. He worked previously for approximately three years in the policy unit of the Canadian Prime Minister’s office. Mr. Wright also serves on the board of directors of Spirit AeroSystems Holdings, Inc.

Committees of the HBI Board of Directors

HBI’s Board of Directors has an Audit Committee and a Compensation Committee. These committees each operate under a committee charter.

The Audit Committee’s members are Mr. Mullin (Chairman), General Cook, Mr. Daly and Mr. Hirsch. The Audit Committee is responsible for, among other things, the appointment, termination and oversight of the independent auditors. The Board of Directors has determined that Mr. Mullin is an audit committee financial expert. Mr. Mullin is not considered to be “independent” within the definitions of the New York Stock Exchange or NASDAQ Stock Market. In addition, the Audit Committee reviews and discusses with management the audited annual financial statements and unaudited quarterly financial statements, and discusses with the independent auditor the conduct and results of the independent auditor’s audit or review of these financial statements. The Audit Committee also reviews corporate earnings reports and other financial disclosures specified in its charter. It discusses with management and the independent auditor significant financial reporting issues and judgments, including issues relating to internal control or the selection or application of accounting principles. Moreover, the Audit Committee is responsible for pre-approval of all audit and permitted non-audit services and oversees the internal audit function.

The Compensation Committee members are Mr. Wright (Chairman), General Barents, Mr. Mehra and Mr. Mullin. The Compensation Committee is responsible for, among other things, reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and establishing appropriate levels for all elements of his compensation. It also evaluates the Chief Executive Officer’s performance as it relates to all of these compensatory elements. In addition, the Compensation Committee is responsible for reviewing and making determinations with respect to the Chief Executive Officer’s compensation recommendations for other senior managers and for reviewing with the Chief Executive Officer the performance of the other senior managers. The Compensation Committee also makes recommendations to the HBI Board of Directors regarding director compensation and compensatory plans for senior management. Moreover, the Compensation Committee oversees corporate regulatory compliance with respect to compensation matters.

Compensation of Directors

Directors who are also our employees or employees of the GS entities, the Onex entities, or their respective affiliates receive no additional compensation for serving as directors. Directors who are not our employees or employees of the GS entities, the Onex entities, or their respective affiliates will receive, for 2007:

•	cash compensation of $12,500 per quarter,

•	additional cash compensation of $12,500 payable at the year-end; and

•

an option to purchase the number of HBI common shares that will result in an aggregate exercise price of $100,000, based on the fair market value per share of the underlying stock at the date of grant;

In addition, each director who is not our employee or an employee of the GS entities, the Onex entities, or their respective affiliates and who serves as a Chairperson for the Audit Committee of the Board of Directors of HBI will receive an additional $1,250 per quarter.

for 2008:

•	cash compensation of $12,500 per quarter and

•

an option to purchase the number of HBI common shares that will result in an aggregate exercise price of $100,000, based on the fair market value per share of the underlying stock at the date of grant;

•	an opportunity to make an irrevocable election annually on or before December 31 to take up to 100% of their cash compensation in equivalent shares of HBI common stock; and

•	an opportunity to make an irrevocable election annually to defer all or part of their cash compensation and earn a 4% company matching contribution in a deferred compensation plan.

In addition, each director who is not our employee or an employee of the GS entities, the Onex entities, or their respective affiliates and who also serves as a Chairperson for the Audit Committee of the Board of Directors of HBI will receive an additional $1,250 per quarter.

Director Compensation Table- 2007

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Leo F. Mullin	$66,250	$—	$19,621	$—	$—	$—	$85,871
Donald G. Cook	$50,000	$—	$11,552	$—	$—	$—	$61,552
Brian Barents	$50,000	$—	$11,552	$—	$—	$—	$61,552
Sanjeev K. Mehra	$—	$—	$—	$—	$—	$—	$—
Nigel S. Wright	$—	$—	$—	$—	$—	$—	$—
John F.X. Daly	$—	$—	$—	$—	$—	$—	$—
David R. Hirsch	$—	$—	$—	$—	$—	$—	$—
(1)	The amounts shown for option awards relate to stock options granted under HBI’s 2007 Stock Option Plan. These amounts are equal to the dollar amounts recognized in 2007 with respect to the Directors’ stock options for financial reporting purposes, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures related to service-based vesting conditions. The assumptions used in determining the amounts in this column are set forth in Note 11 to our consolidated financial statements included in this report. The grant date fair value of the option awards granted to Mr. Mullin, General Cook and General Barents, computed in accordance with SFAS 123(R), was $40,200, $41,700, and $41,700, respectively. At December 31, 2007, the number of shares underlying stock options held by Mr. Mullin, General Cook and General Barents was 10,000 shares, 10,000 shares and 10,000 shares, respectively.

Code of Conduct

Hawker Beechcraft has adopted a Business Ethics and Compliance (the “Code of Conduct”), which is applicable to all employees, officers and directors of the company, including the Chairman and Chief Executive Officer, the Vice President and Chief Financial Officer, and the Vice President and Controller. Our Code of Conduct is posted on our website at www.hawkerbeechcraft.com. A copy of the Code of Conduct may be obtained, without charge, by contacting our Director of Ethics at 316.676.8312 or by writing to Hawker Beechcraft Corporation, 10511 E. Central, Wichita KS 67206. The information contained in our website is expressly not incorporated by reference into this Annual Report on Form 10-K, and the reference to our website address is intended to be a textual reference only.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to our executive officers listed in the Summary Compensation Table that follows this discussion. We sometimes refer to these executive officers as our “named executive officers.” In addition, unless the context indicates otherwise, the term “we” refers collectively to Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC and Hawker Beechcraft Corporation.

In reviewing our compensation discussion and analysis with regard to 2007 compensation, it is important to note that all of the named executive officers were employees of Raytheon Company or its subsidiaries prior to the Acquisition, when our business was owned by Raytheon. We refer below to Raytheon and its subsidiaries collectively as “Raytheon.” A considerable portion of the compensation provided to our named executive officers in 2007 was based on, and designed to preserve, the value of Raytheon equity awards and other Raytheon compensation that otherwise would have been forfeited at the time of the Acquisition. To some extent, the preservation of these benefits was required under the terms of the agreement by which Hawker Beechcraft, Inc. acquired our business from Raytheon. In addition, we believe that the continued commitment of our principal executive officers to the success of our business required that they not be penalized as a result of the Acquisition. Accordingly, we took what we believed to be appropriate measures to preserve the Raytheon benefits, while structuring some of the components of our compensation program to encourage the channeling of those benefits toward Hawker Beechcraft, Inc. We believed this would encourage a long term commitment to the success of our company. We refer to Hawker Beechcraft, Inc. below as “HBI.”

Most of the compensatory determinations addressed below were made by representatives of HBI’s two principal shareholders on HBI’s board of directors at or shortly following the time of the Acquisition. The Compensation Committee of HBI’s Board of Directors was established later in 2007, and that committee will be responsible for executive compensation determinations going forward.

2007 COMPENSATION

Compensation Objectives

The compensation paid or awarded to our named executive officers for 2007 was designed to meet the following objectives:

•	Provide compensation that enables us to attract and retain highly-skilled executives. We refer to this objective as “competitive compensation.”

•	Create a compensation structure that, in large part, is based on the achievement of formally established performance goals. We refer to this compensation as “performance incentives.”

•	Provide long-term incentives to align executive and equity holder interests. We refer to this objective as “stakeholder incentives.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

•

Retain accrued benefits and compensation levels provided by Raytheon while the named executive officers were Raytheon employees. We refer to this objective as “retention of Raytheon benefits,” and this objective is intended to promote the foregoing objectives.

We designed various components of our 2007 compensation payments and awards to meet these objectives as follows:

Type of Compensation	Objectives Addressed
Salary	Competitive Compensation Retention of Raytheon benefits

Short-term Incentive Awards	Performance Incentives Competitive Compensation

Retention Program/Restricted Stock	Retention of Raytheon benefits Stakeholder Incentives Retention Incentives

Stock Options	Performance Incentives Stakeholder Incentives Retention Incentives Competitive Compensation

Salaries

Because we thought it was important to preserve the value of compensation afforded to the named executive officers while they were employed by Raytheon, we maintained their base salaries at least at the levels they had as Raytheon employees immediately prior to the Acquisition. We understand that the base salaries were originally established by Raytheon to provide the executive officers with a level of compensation consistent with their experience and contributions in relation to comparable positions in the marketplace. At the time of the Acquisition, we entered into employment agreements with Mr. Schuster and Mr. Sanders, which included negotiated increases to their base salaries that we agreed to in order to retain their services and in recognition of their increased responsibilities as executives with a stand-alone company. Similarly, at the time of the Acquisition, Mr. Jiwanlal’s base salary was increased in order to retain his services and in recognition of his increased responsibilities as Vice President, Human Resources for a stand-alone company. In addition, the named executive officers’ base salaries were increased by $30,000 for Mr. Schuster, and $18,500 for each of Messrs. Sanders, Hatt, Jiwanlal and Nelson, in lieu of an executive car allowance and financial consulting services previously provided by Raytheon, which were not to be continued by HBI.

2007 Management Incentive Plan Award

We established the 2007 Management Incentive Plan (“MIP”) to address performance for the period following the Acquisition through the end of 2007. The plan provides an award target amount for each of our named executive officers based on a percentage of their salary. The target award levels for Mr. Schuster and Mr. Sanders are as specifically set forth in their employment agreements. Individual award targets are based on the executive’s position within the organization and are approved by the Board of Directors. The individual award targets for 2007 are:

Name	Percentage of Salary Payable at Target Award Level
James E. Schuster	100%
James K. Sanders	75%
Bradley A. Hatt	50%
Sharad B. Jiwanlal	50%
Edgar R. Nelson	50%

The plan provides for award payments based on the achievement of certain corporate financial performance measures, as well as operational and product development goals. The determination of actual awards for Messrs. Hatt, Jiwanlal and Nelson is based on achievement of these performance measures and goals. The awards for Messrs. Schuster and Sanders are determined based on their employment agreements and are described below. The corporate performance measures utilized in 2007 were the following (the weighting of the measure is indicated in parentheses):

•

Bookings (11.25%) – This measure is the dollar value of net bookings during the period. The applicable period of time for this measure was January 1, 2007 through December 31, 2007, so that it also included three months of performance when our business was owned by Raytheon. We used a full, 12-month period, which included the final three months during which our business was owned by Raytheon, to provide an annual metric that enhances comparability to historical RA and future Hawker Beechcraft annual periods. If the nine-month performance following the Acquisition were annualized, the applicable percentage award with respect to each of the corporate performance measures would not have changed. We selected this measure because it is a key metric used in our industry. In this regard, we believe that our ability to increase orders in a highly competitive industry is a key component of our future success.

•

EBITDA (26.25%) - This measure is earnings before interest, taxes, depreciation and amortization adjusted for significant non-recurring and transitional items including: (i) one-time transition expenses associated with establishing certain functions previously provided by Raytheon, (ii) the non-recurring impact of purchase accounting; and (iii) variations in the cost of stand-alone support functions as compared to the amount previously allocated to our predecessor by Raytheon. At the end of the year, this measure was adjusted to include (i) variations in the cost of the company’s stand-alone pension plan compared to the expense that was incurred while our business was a part of Raytheon when the plan was not fully funded, (ii) the impact of any program book rate improvements recorded between March 26, 2007 and December 31, 2007 which were not reflected on the income statement but instead were recorded as stepped-up assets on the company’s opening balance sheet following the Acquisition, and (iii) miscellaneous adjustments related to RA’s first quarter audit. The applicable period of time for this measure was January 1, 2007 through December 31, 2007. We used a full, 12-month period, which included the final three months during which our business was owned by Raytheon, to provide an annual metric that enhances comparability to historical RA and future Hawker Beechcraft annual periods. If the nine-month performance following the Acquisition were annualized, the applicable percentage award with respect to each of the corporate performance measures would not have changed. We selected this measure because it indicates our ability to control expenditures and realize a meaningful return from the sale of our products, exclusive of expense items that relate to the Acquisition and items which generally are not reflective of management performance subsequent to the Acquisition. This measure is also relevant to our debt financing arrangements.

•

Free Cash Flow (11.25%) - This is defined as the sum of (i) operating cash flow and (ii) an adjustment to include the impact of capital spending and internal use software spending. During 2007, we adjusted this measure to reflect the net incremental cash flow impact in excess of what was assumed in the Company’s 2007 financial plan from a third party financing arrangement established for the purpose of purchasing aircraft engines. The applicable period of time for this measure was March 26, 2007 through December 31, 2007. We selected this measure because we believe it provides a useful indicator of our ability to manage invested capital and generate cash.

•

Bookings Margin (26.25%) - This measure reflects the total gross margin estimated to have been earned related to current year bookings generated for the performance period. The applicable period of time for this measure was January 1, 2007 through December 31, 2007. We used a full, 12-month period, which included the final three months during which our business was owned by Raytheon, to provide an annual metric that enhances comparability to historical RA and future Hawker Beechcraft annual periods. If the nine-month performance following the Acquisition were annualized, the applicable percentage award with respect to each of the corporate performance measures would not have changed. We selected this measure because it addresses collectively the effectiveness of our sales, cost and pricing initiatives.

Initially, the corporate performance measures were to be used to exclusively determine the size of the Management Incentive Plan pool for 2007, with the measures applicable to individual executives to be determined later. In addition, the weighting given the corporate performance measures toward individual award determinations was set at only 60%. In January 2008, the Compensation Committee decided to apply the performance measures toward individual award determinations and to increase the weighting of corporate performance for individual awards from 60% to 75% to take into account greater emphasis placed by the Board of Directors on maintaining financial performance during this transitional period for the company.

For each measure, the award payable to each executive officer ranges from 50% to 150% of the target amount, with no award payable if the threshold goal for the measure is not met. If the threshold goal is met, a payment equivalent to 50% of the target amount is paid. The maximum payout is based on achievement of a goal that is considered to reflect outstanding performance and is equivalent to 150% of the target award.

Targets are set for each financial measure based on a budgeted amount at the beginning of the performance cycle. With respect to corporate performance in 2007, the percentage payout awarded under the plan for each financial performance measure was 150%. The performance targets and actual performance measures for these goals will not be disclosed because they represent confidential financial information that is not otherwise disclosed to the public. We believe to do so would cause significant competitive harm to the company. The metrics would provide competitors with insight into the strategic direction that management is expected to take with respect to the company and would provide competitors with information concerning our view of market dynamics, as well as margin and pricing data. We believe that the targets were set at appropriate levels at the beginning of the performance cycle and were considered more than sufficient to motivate the achievement of financial performance, as evidenced by our financial results for the last three quarters of 2007. We believe that the targets represented a significant challenge for management. To meet these targets, management had to effectively administer the transition of our company from a business that was able to look to its parent for administrative and financial support to a stand-alone entity carrying a significant debt service obligation and solely responsible for the administration of its operations. Achievement of the targets would require significant sales levels, meaningful operating efficiencies and cash generation sufficient to provide funds needed for debt service, while also demonstrating improvement in key metrics as compared to our business when it was owned by Raytheon. The percentage payout for the financial performance measures demonstrates the excellent performance of management in 2007 with regard to financial performance targets.

In addition to the 75% of the target award attributable to corporate performance, 12.5% of the target award for Messrs. Hatt, Jiwanlal and Nelson was based on the achievement of operational objectives, including the transition of our business from a subsidiary of Raytheon to a stand-alone organization, start-up of our new manufacturing facility in Chihuahua, Mexico, the hiring of key personnel, and the settlement of a specified dispute. These objectives were the same for all of these named executive officers. As is the case with the corporate performance component, a minimum of 50% of the target and a maximum of 150% could be paid with regard to achievement of operational objectives. Each executive was awarded 150% of the target award for operational objectives. This award was not based on quantitative performance measures, but instead reflected a qualitative assessment of management performance.

Another 12.5% of the target award was based on the achievement of specific product development goals, particularly relating to the commencement of customer deliveries of the Hawker 4000, that were the same for all of these named executive officers. The threshold for payment with regard to product development was not achieved, and no award was paid. This award was not based on quantitative performance measures, but instead reflected a qualitative assessment of management performance.

Based on the performance with regard to the financial measures, operational objectives and product development goals, the aggregate available award as a percentage of the total target award was 131.25%. The portion of each specified named executive officer’s Management Incentive Plan award that was based on achievement of operational and product development objectives was subject to adjustment at the discretion of the Compensation Committee. Mr. Hatt’s actual award was increased by $93,400 because the sales force achieved outstanding sales for 2007 and established a sales backlog that is the largest in the history of the company. Mr. Jiwanlal’s award was increased by $77,600 to reflect his success in achieving the transition of systems, benefits and other programs to the independent company platform and his leadership in hiring and retaining qualified personnel for our company. Mr. Nelson’s award was increased by $2,800 to reflect the achievement of certain entry into service dates for our aircraft and for his role in hiring and retaining qualified leadership personnel in the engineering organization.

Mr. Schuster’s employment agreement provides that he is eligible for a maximum Management Incentive Plan award equal to 200% of base salary to be based upon achievement of objectively determinable company performance criteria as determined by the Board of Directors. Similarly, with respect to Mr. Sanders, his employment agreement provides that he is eligible for a maximum Management Incentive Plan award equal to 150% of base salary to be based upon the achievement of such individual performance criteria and objectively determinable company performance criteria as determined by the Board of Directors. For 2007, the Board of Directors used the same financial, operational and product development measures and objectives to determine achievement of performance under the employment agreements for both Mr. Schuster and Mr. Sanders as were used for the other named executive officers under the Management Incentive Plan. In their case, the Board determined that the Management Incentive Plan awards would be based on maximum achievement on both the financial and operational metrics, but 0% achievement on the product development objectives. As the product development objectives comprised 12.5% of the available award, both Mr. Schuster and Mr. Sanders were awarded the same 87.5%, rounded to 88%, of the maximum (176% of target) awards achievable under their respective employment agreements.

Based on the applicable performance ratings described above, adjusted with respect to Messrs. Hatt, Jiwanlal and Nelson at the discretion of the Compensation Committee, payments to the named executive officers were as follows:

Name	Actual Award	Actual Award as Percentage of Target Award Opportunity
James E. Schuster	$831,600	176%
James K. Sanders	$272,300	176%
Bradley A. Hatt	$250,000	211%
Sharad B. Jiwanlal	$200,000	215%
Edgar R. Nelson	$135,000	134%

The award payments are reflected in the Bonus column of the Summary Compensation Table. The target award opportunity was adjusted to reflect the nine month post-Acquisition performance period rather than the entire year.

Long-Term Incentives

Hawker Beechcraft Corporation Retention Program/Hawker Beechcraft, Inc. Employee Equity Investment Plan

All of the named executive officers were employees of Raytheon when our business was owned by Raytheon. Prior to the Acquisition, each of the named executive officers held Raytheon restricted stock. In connection with the Acquisition, we agreed to establish the Hawker Beechcraft Corporation Retention Program. This program was designed to enable the employees to retain the benefits of the Raytheon restricted stock and unvested options, provided they remained employed by us at the respective times that the restricted stock or options were scheduled to vest. We refer to this program as the “HBC Retention Program.” We agreed to these provisions, because it was important to us that our executives’ commitment to our success not be affected by any perception that the Acquisition caused them to lose benefits to which they otherwise would be entitled. Under the HBC Retention Program, participants, including each of the named executive officers, were provided a cash account equal to the value of unvested shares of Raytheon restricted stock the participant held at the date of the Acquisition, valued at $52.17 per share, plus the value of any unvested Raytheon stock options held by the executive, determined by valuing each underlying option share at $52.17 minus the applicable exercise price. Under the program, portions of a participant’s accounts were to vest and be payable to the participant in the same proportion, based on the value attributable to the Raytheon grants and awards, and at the same times, as the participant’s Raytheon restricted stock or stock options would have vested. See the description of the HBC Retention Program following the Summary Compensation Table below for additional information.

While we believed that this program would preserve the value of the Raytheon instruments held by the executives, we also felt that it would be preferable if at least a significant portion of the value of the participant’s accounts were applied to HBI equity. We wanted to achieve this result so that our executives would have a tangible incentive to increase shareholder value. Therefore, we created the Hawker Beechcraft, Inc. Employee Equity Investment Plan, which we refer to as the “Equity Incentive Plan.” Under the Equity Incentive Plan, we provided participants the opportunity to forego amounts due under the HBC Retention Program and apply the estimated after-tax amount of the foregone HBC Retention Program amounts to the acquisition, at a deemed value of $10.00 per share, of HBI restricted stock that would vest in the same proportion and at the same times as the participants’ accounts in the HBC Retention Program would have vested. In addition, to encourage participants in the Equity Incentive Plan other than Mr. Schuster to apply amounts payable under the HBC Retention Program to the acquisition of HBI equity, the Equity Incentive Plan provided that if the amounts applied by a participant to the acquisition of HBI restricted stock, coupled with the participant’s direct purchases of HBI common stock under the Equity Investment Plan, exceeded a designated threshold amount, the participant was entitled to receive a stock option for a number of shares of HBI common stock equal to 3.5 times the sum of the number of shares of HBI common and restricted stock that the participant acquired under the Equity Incentive Plan. Mr. Schuster’s arrangements regarding his purchase of HBI common stock and grant of options to purchase HBI common stock are governed by the terms of his employment agreement, which is described under the caption “Employment Agreements,” which follows the Summary Compensation Table below. All of the named executive officers, including Mr. Schuster, applied all amounts in their respective HBC Retention Program accounts, other than amounts retained to cover their estimated tax obligations, to the acquisition of HBI restricted stock. In addition, all executive officers other than Mr. Schuster also acquired sufficient HBI equity to satisfy their respective threshold amount requirements for stock option grants under the Equity Incentive Plan. The threshold amounts were determined by our Board of Directors based upon each executive officer’s position with the company.

The number of shares of restricted stock acquired under the Equity Investment Plan is set forth under “Hawker Beechcraft Corporation Retention Program,” which follows the Summary Compensation Table below. The number of shares directly purchased by the executives is set forth under “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below. The number of shares underlying options granted to Messrs. Sanders, Hatt, Nelson and Jiwanlal under the Equity Incentive Plan are shown in the Grants of Plan-Based Awards table in the respective rows corresponding to the March 27, 2007 Grant Date in the “Estimated Future Payouts Under Equity Incentive Plan Awards - Target” and “All Other Option Awards: Number of Securities Underlying Options” columns.

The dollar amount shown in the Summary Compensation Table with respect to stock awards generally reflects the dollar amount recognized for financial statement purposes with respect to the HBI restricted stock. Therefore, it includes amounts with respect to only a portion of the value of the restricted stock awarded in 2007. See the footnotes to the Summary Compensation Table for further information.

Other Stock Option Grants

In addition to the stock options issued under the terms of the Equity Incentive Plan and Mr. Schuster’s employment agreement, we granted additional stock options to all of the named executive officers. We granted discretionary options as part of a long term equity incentive program for executive officers and other key employees that was not conditioned on purchases of HBI equity but operated on a more customary basis. We determined the number of options to be granted to each named executive officer without an arithmetic formula; the determination of the number of shares to be granted was based on a qualitative assessment.

Option grants in conjunction with the Equity Incentive Plan and other option grants have been divided among three types of options. Time lapsed vested options vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance–Vesting Type A and Performance–Vesting Type B options may vest in five equal annual increments, but an increment will vest only if the EBITDA target established by the Compensation Committee for the relevant year, which will be the same for both types of performance-vesting options, has been met.

Upon the occurrence of certain events involving the disposition of securities by HBI stockholders affiliated with The Goldman Sachs Group, Inc. and Onex Corporation, all shares underlying outstanding performance-vesting options, including those that did not vest because an EBITDA target was not met, will vest if the Onex and GS entities achieve a specified internal rate of return. The Performance–Vesting Type A and Performance–Vesting Type B options specify different rates of return for this purpose.

The number of shares underlying these additional stock options, which were granted to the named executive officers on May 29, 2007, are set forth below in the Grants of Plan Based Awards table under the column headings, “Estimated Future Payouts Under Equity Incentive Plan Awards” (for performance-vesting options) and “All Other Option Awards: Number of Securities Underlying Options” (for other options). For additional information regarding stock option terms, see “Hawker Beechcraft, Inc. 2007 Stock Option Plan,” which follows the Summary Compensation Table below.

The dollar amount shown in the Summary Compensation Table with respect to option awards generally reflects the dollar amount recognized for financial statement purposes. Therefore, it includes amounts with respect to only a portion of the value of stock options granted in 2007. See the footnotes to the Summary Compensation Table for further information.

Employment Agreements

As described in more detail under “Employment Agreements” in the narrative following the Summary Compensation Table, on March 26, 2007, Hawker Beechcraft Corporation, which we refer to as HBC, entered into employment agreements with Messrs. Schuster and Sanders. Under the agreements, Mr. Schuster serves as HBC’s Chief Executive Officer and a director of HBI, and Mr. Sanders serves as HBC’s Chief Financial Officer. Messrs. Schuster and Sanders also serve HBI and Hawker Beechcraft Acquisition Company, LLC in similar management capacities. Each agreement expires in March 2012, subject to automatic one-year renewals unless a party to the agreement provides a notice of non-renewal at least 90 days prior to the end of the term then in effect. See the narrative under the Summary Compensation Table and “Potential Payments Upon Termination or Change in Control” for additional information.

Personal Benefits and Charitable Contributions

We provide our named executive officers with personal benefits that we believe are appropriate as part of a competitive compensation package that enables us to attract and retain highly skilled executives. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. The personal benefits currently provided to our named executive officers include personal use of our corporate aircraft by Messrs. Schuster and Hatt, home security systems for Messrs. Schuster and Hatt, and payment of executive life insurance and excess liability premiums, and payment of executive physicals for all of our named executive officers. In addition, during 2007, we reimbursed Mr. Schuster for certain legal expenses relating to negotiation of his employment agreement with HBC. We previously provided an automobile allowance and financial planning services; these benefits were discontinued in March 2007 for Messrs. Schuster and Sanders, at the time they executed their employment agreements, and in June 2007 for the other named executive officers, after a short-term continuation of a Raytheon personal benefits legacy program following the Acquisition. We increased Mr. Schuster’s salary by $30,000 and increased the salaries of the other named executive officers by $18,500 to reflect the loss of these benefits.

Additional information regarding these benefits is provided in the Summary Compensation Table and the accompanying footnotes.

ONGOING AND POST-EMPLOYMENT COMPENSATION

We have plans and agreements for our named executive officers that accrue value as the executive officer continues to work for us, and provide special benefits upon certain types of termination events or provide retirement benefits. These plans and agreements were designed to be part of a competitive compensation package.

Hawker Beechcraft Corporation Retirement Income Plan

This plan is a tax-qualified defined benefit plan that provides benefits to all salaried employees following retirement based upon a formula relating to years of service and annual compensation. All of our named executive officers participate in the plan. See the Pension Benefits table and accompanying narrative for additional information.

Savings Plan for Salaried Employees

This plan is a tax-qualified defined contribution plan available to all of our domestic employees. All of our named executive officers participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited annual contributions in 2007 to $15,500, subject to the ability of persons age 50 or over to contribute an additional $5,000), up to a maximum of 50% of his or her salary on a pre-tax or post-tax basis. We provide a matching contribution equal to 100% of the first four percent of eligible compensation that an employee contributes in any year. Amounts credited to an employee’s account in the plan may be invested among a number of funds. A participant’s account is adjusted to reflect the rate of return, positive or negative, on the investments.

Hawker Beechcraft Excess Savings and Deferred Compensation Plan

This plan is a nonqualified deferred compensation plan that provides tax benefits for eligible employees. Messrs. Schuster, Jiwanlal and Nelson participate in the plan. Under the plan, an eligible employee can defer up to 50 percent of his or her salary and up to 90 percent of his or her annual Management Incentive Plan award. We provide a contribution equal to a maximum of four percent, consistent with our matching contribution under the Savings Plan for Salaried Employees. Amounts deferred under the plan generally are not subject to federal, and in many cases state, income taxes until they are distributed. An eligible employee can choose to have his or her contributions allocated to one or more of several notional investments, and his or her account is adjusted to reflect the deemed rate of return, positive or negative, on the notional investments. An eligible employee may choose to receive a payout following retirement, either in a lump sum or in annual installments. The plan also includes provisions for payment upon death or disability. See the Deferred Compensation table and accompanying narrative for additional information.

Termination Provisions in Employment Agreements

Mr. Schuster’s and Mr. Sanders’ employment agreements include change of control provisions. These are described below under “Potential Payments Upon Termination or Change in Control.” The employment agreements with each executive provide for payments and other benefits to the executive if HBC terminates the executive’s employment for any reason other than death, disability or cause or if the executive terminates employment for “good reason.” The agreements provide for substantially more limited payments if the termination is due to death or disability. The termination provisions in Mr. Schuster’s employment agreement differ from provisions in Mr. Sanders’ employment agreement with respect to the amount of the payments upon the relevant termination. If either executive becomes liable for payment of any excise tax under Section 4999 of the Internal Revenue Code with respect to any payment by HBC to or for the benefit of the executive, HBC will, subject to the exception described below, make an additional payment to the executive. This payment is designed so that, after payment of all excise taxes and any other taxes payable in respect of the additional payment, the executive will retain the same amount as if no excise tax had been imposed. However, HBC will not make these payments if a 25% or lower reduction in the HBC payments and benefits would cause no excise tax to be payable, in which case the payments and benefits would be so reduced. See “Tax Considerations” below for further information regarding the additional payment. HBC agreed to these arrangements so that the executives can focus their attention and energies on our business, including during periods of uncertainty that may occur due to a potential change in control. In addition, we want our executives to support a corporate transaction involving a change in control that is in the best interests of our stockholders, even though the transaction may have an effect on the executive’s continued employment with us. Moreover, we believe the security provided to the executives in the event of a not-for-cause or good reason termination reduces the incentive to entertain another company’s offer of employment. We believe these arrangements provide a key incentive for our executives to remain with HBC.

TAX CONSIDERATIONS

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and other specified executive officers, unless certain conditions are met. To the extent feasible, we structure executive compensation to preserve deductibility for federal income tax purposes. In this regard, our stock option plans are designed to preserve, to the extent available, the deductibility of income realized upon the exercise of stock options. Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our company.

As noted above, under Messrs. Schuster’s and Sanders’ employment agreements, we will make an additional payment to them, subject to exceptions described above, if any payment by HBI to or for their benefit are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. It is possible that the termination of Mr. Schuster’s or Mr. Sanders’ employment could result in our making additional payments to the executives, particularly Mr. Schuster, who is entitled to receive a larger payment following termination if the conditions for payment are satisfied. Nevertheless, we believe that our payments relating to the excise tax are appropriate to preserve the incentive for the executives to maintain their employment with us.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Hawker Beechcraft, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Respectfully submitted,

Nigel S. Wright, Chairman

Sanjeev K. Mehra

Leo F. Mullin

Brian Barents

Summary Compensation Table—2007

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
James E. Schuster, CEO	2007	$460,392	$831,600	$1,423,257	$3,194,887	$—	$220,829	$421,451	$6,552,416

James K. Sanders, CFO	2007	$200,974	$272,300	$85,929	$461,155	$—	$39,696	$12,384	$1,072,438

Bradley A. Hatt, VP Sales	2007	$227,495	$250,000	$172,570	$464,837	$—	$82,800	$42,256	$1,239,958

Sharad B. Jiwanlal, VP Human Resources	2007	$178,049	$200,000	$90,463	$270,685	$—	$49,456	$33,393	$822,046

Edgar R. Nelson, Sr. VP Engineering	2007	$192,672	$135,000	$147,983	$223,151	$—	$111,248	$32,943	$842,997
(1)	See “Compensation Discussion and Analysis—2007 Management Incentive Plan Award” for further information on amounts included in this column.
(2)	The amounts shown for stock awards relate to restricted stock awards granted. These amounts are equal to the dollar amounts recognized in 2007 with respect to the restricted stock awards for financial reporting purposes, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures related to service-based vesting conditions. The assumptions used in determining the amounts in this column are set forth in Note 11 to our consolidated financial statements included in this report.
(3)	The amounts shown for option awards relate to stock options granted under HBI’s 2007 Stock Option Plan. These amounts are equal to the dollar amounts recognized in 2007 with respect to the stock options for financial reporting purposes, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures related to service-based vesting conditions. The assumptions used in determining the amounts in this column are set forth in Note 11 to our consolidated financial statements included in this report.
(4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings for our named executive officers are as follows:

	Change in Pension Value	Nonqualified Deferred Compensation Earnings
James E Schuster	$219,860	$969
James K. Sanders	$39,696	$—
Bradley A. Hatt	$82,800	$—
Sharad B. Jiwanlal	$49,048	$408
Edgar R. Nelson	$111,038	$210

(5)	All Other Compensation includes the following:

For Mr. Schuster, dividends of $170,747 on restricted stock, deferred compensation match by the Company of $61,738, and perquisites and other personal benefits of $188,966, including: $121,009 for legal fees, $63,171 for personal use of company aircraft, premiums for executive life insurance and excess liability insurance, a home security system, and an executive physical;

For Mr. Sanders, dividends of $9,827 on restricted stock, and perquisites and other personal benefits of $2,557, including premiums for executive life insurance and excess liability insurance;

For Mr. Hatt, dividends of $19,791 on restricted stock, and perquisites and other personal benefits of $22,465, including: $16,368 for personal use of company aircraft, premiums for executive life insurance and excess liability insurance, a home security system and financial services;

For Mr. Jiwanlal, dividends of $12,028 on restricted stock, deferred compensation match by the Company of $10,876, and perquisites and other personal benefits of $10,489 for an executive car allowance, financial services, an executive physical and premiums for executive life insurance and excess liability insurance;

For Mr. Nelson, dividends of $16,378 on restricted stock, deferred compensation match by the Company of $10,450, and perquisites and other personal benefits of $6,115 for an executive car allowance, financial services, and premiums on executive life insurance and excess liability insurance.

The payments described for car allowances and financial services were discontinued in June 2007 after a short-term continuation of a Raytheon legacy program following the Acquisition. The company continues to offer executive life insurance, executive physicals, and executive excess liability insurance to all named executive officers. The incremental cost of the excess liability insurance policies, together with Kansas surplus lines tax, does not exceed $2,500 for any named executive officer.

We calculate the amount shown for personal use of company aircraft generally based on the average variable fuel and maintenance charges to us per flight hour with regard to each aircraft model used. The hourly variable costs for fuel and maintenance differ depending on the aircraft model used. Therefore, in calculating the cost of personal aircraft use, we multiply the average variable cost per flight hour by the number of hours flown for personal use on each particular model of aircraft. The amount shown for personal use of company aircraft generally is equal to the sum of the amounts attributable to each model of aircraft used by the executive. Largely because we keep our aircraft at our own facilities, we do not typically incur more than relatively minor charges relating to other operating items such as hangar/parking fees, landing/ramp fees and other miscellaneous variable operating costs; such charges are included as incremental costs in calculating costs for personal use of company aircraft. Our methodology also excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries.

Employment Agreements

Hawker Beechcraft Corporation, which we refer to as HBC, entered into employment agreements with Messrs. Schuster and Sanders, each dated as of March 26, 2007. Under the agreements, Mr. Schuster serves as HBC’s Chief Executive Officer and a director of HBI, and Mr. Sanders serves as HBC’s Chief Financial Officer. Messrs. Schuster and Sanders also serve HBI and us in similar management capacities. Each agreement expires in March 2012, subject to automatic one year renewals unless a party to the agreement provides a notice of non-renewal at least 90 days prior to the end of the term then in effect.

Under the agreements, HBC pays Messrs. Schuster and Sanders salaries of $630,000 and $275,000 per year, respectively, subject to such upward adjustment as the HBI board or a board committee may determine. In addition, each executive is eligible to receive an annual bonus based on objectively determinable performance criteria determined by the HBI board and, in the case of Mr. Schuster, in consultation with Mr. Schuster. The target bonus award opportunity will equal 100% and 75% of Messrs. Schuster’s and Sanders’ respective salaries and the maximum award may equal 200% and 150% of their respective salaries. With the executive’s consent, up to 50% of the annual bonus may be paid in common stock.

Mr. Schuster’s agreement also provided that Mr. Schuster shall purchase 124,934.4 shares of HBI common stock for $1,249,343 no later than April 20, 2009 or, if earlier, 25 days following the date that (a) he is involuntarily separated from employment without cause, as defined in his letter agreement relating to the Raytheon retention bonus described below under “Raytheon Retention Bonus”; or (b) he is subjected to a reduction in his base salary and targeted incentive compensation bonus opportunity to a level that is less than the sum of those emoluments payable by Raytheon Aircraft Company at the date of the Acquisition, and he leaves our employment, and in either case, he does not become an employee of Raytheon. In addition, the agreement provides for the grant of time-vested and performance based stock options that are reflected in the Grants of Plan-Based Awards table below.

See “Potential Payments Upon Termination or Change of Control” for a description of severance and other payments to be made under the employment agreements upon certain termination events.

Current Salaries

The annual salaries of the named executive officers as in effect on the date of this Annual Report on Form 10-K are as follows:

Name	Annual Salary
James E. Schuster	$630,000
James K. Sanders	275,000
Bradley A. Hatt	316,181
Sharad B. Jiwanlal	248,518
Edgar R. Nelson	268,528

Raytheon Retention Bonus

Messrs. Schuster, Sanders, Jiwanlal, Hatt and Nelson were formerly employees of Raytheon, and, in 2006, each of them entered into a letter agreement with Raytheon under which the executive will be entitled to a retention bonus if (i) he remains employed by us through March 26, 2008 (March 26, 2009 in the case of Mr. Schuster); or (ii) prior to March 26, 2008 (March 26, 2009 in the case of Mr. Schuster), (a) he is involuntarily separated from employment without “cause,” as defined in the letter agreement relating to the Raytheon retention bonus, and he does not become an employee of Raytheon; or (b) he is subjected to a reduction in his base salary and targeted incentive compensation bonus opportunity to a level that is less than the sum of those emoluments payable by Raytheon Aircraft Company at the date of the Acquisition, and he leaves our employment and he does not become employed by Raytheon. Mr. Schuster’s agreement also provides that if any payment by Raytheon to or for the benefit of Mr. Schuster becomes subject to excise taxes under section 4999 of the Internal Revenue Code, or interest or penalties are incurred by Mr. Schuster with respect to such excise tax, he will receive an additional payment for the excise taxes, interest and penalties, and for additional taxes payable by him as a result of this payment. However, this provision will not apply if the net after-tax benefit of the payment is less than $50,000 as compared to the net after-tax benefits he would receive if Raytheon’s payments to him were reduced to a level that would eliminate the excise taxes, in which case the payments will be so reduced. The amount of bonus payable under each of the named executive officers’ agreements or letter agreements, as the case may be, is as follows: Mr. Schuster, $2,198,932, Mr. Sanders, $168,008; Mr. Hatt, $223,252; Mr. Jiwanlal, $140,009; and Mr. Nelson, $187,512.

Hawker Beechcraft Corporation Retention Program

Under the Hawker Beechcraft Corporation Retention Program, which we refer to as the “retention program,” HBC established participant accounts on the date of the Acquisition for certain employees, including each of the named executive officers. The dollar amount credited to each participant was based on the number of unvested shares of Raytheon restricted stock the participant held at the date of the Acquisition, valued at $52.17 per share, and the value of any unvested Raytheon stock options held by the participant, determined by valuing the underlying stock at $52.17 per share less the applicable exercise price of the stock options. The following table shows the total dollar amount credited to the named executive officer’s account.

Name	Initial Amount of Account
James E. Schuster	$4,503,499
James K. Sanders	$250,415
Bradley A. Hatt	$504,328
Sharad B. Jiwanlal	$282,607
Edgar R. Nelson	$417,359

Portions of the named executive’s account vest and are payable to the executive in the same proportion, and at the same times, as his Raytheon restricted shares or stock options would have vested.

In connection with HBI’s Employee Equity Investment Plan described in Item 13 below, “Hawker Beechcraft, Inc. Employee Equity Investment Plan,” all of the named executive officers determined to apply all amounts in their respective retention program accounts, other than amounts retained to cover their estimated tax obligations, to the acquisition of HBI restricted stock. As a result, each named executive officer acquired, at a deemed price of $10.00 per share, the number of shares of restricted stock set forth in the table below:

Name	Shares of HBI Restricted Stock Acquired
James E. Schuster	257,149.8
James K. Sanders	14,799.5
Bradley A. Hatt	29,805.7
Sharad B. Jiwanlal	18,115.1
Edgar R. Nelson	24,665.9

The restricted stock vests in the same proportion, and at the same times, as the executive’s account in the retention program would have vested.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

In connection with the Acquisition, HBI adopted the 2007 Stock Option Plan, under which options to purchase up to 9,782,434.5 shares of HBI common stock, constituting 8.5% of the HBI’s outstanding shares of common stock at the time of the Acquisition, may be granted to employees, directors and consultants of HBI and its subsidiaries. The plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors of HBI, which we refer to as the “committee.” All options have an exercise price equal to the fair market value of a share of HBI common stock on the date of grant. In the absence of public trading of HBI common stock, the plan provides that fair market value is established by the Compensation Committee.

As described in “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below, the options granted on March 26, 2007 to the named executive officers other than Mr. Schuster were granted because they purchased an amount of HBI common stock and applied amounts under the HBC Retention Program to the acquisition of HBI restricted stock that, in the aggregate, exceeded a specified threshold under HBI’s Employee Equity Investment Plan. The amount of options granted to Mr. Schuster was established in his employment agreement.

Three types of options have been granted under the plan. Time lapsed vested options vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance—Vesting Type A and Performance—Vesting Type B options may vest in five equal annual increments, but an increment will vest only if the EBITDA target established by the Compensation Committee for the relevant year has been met.

Upon the occurrence of certain events involving the disposition of securities by the Onex and GS entities, all shares underlying outstanding performance-vesting options, including those that did not vest because an EBITDA target was not met, will vest if the Onex and GS entities achieve a specified internal rate of return. The Performance—Vesting Type A and Performance—Vesting Type B options specify different rates of return for this purpose.

Grants of Plan-Based Awards Through December 31, 2007

The following table provides information regarding plan-based awards granted to the named executive officers from the date of the Acquisition through December 31, 2007.

Grants of Plan-Based Awards—2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)	All Other Stock Awards: Number of Shares of Stock or Units(3)	All Other Option Awards: Number of Securities Underlying Options(4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(5)
Name	Grant Date
		Threshold	Target	Maximum	Target
James E. Schuster	3/26/2007	$—	$—	$—	707,963.8	257,149.8	629,330.9	$10.00	$9,211,875
	5/29/2007	—	—	—	716,211.9	—	636,662.9	$10.00	$6,694,822
James K. Sanders	3/26/2007	$—	$—	$—	100,061.0	14,779.5	88,947.4	$10.00	$1,086,322
	5/29/2007	—	—	—	105,880.0	—	94,120.0	$10.00	$989,718
Bradley A. Hatt	3/26/2007	$—	$—	$—	124,098.8	29,805.7	110,315.3	$10.00	$1,462,047
	5/29/2007	—	—	—	79,410.0	—	70,590.0	$10.00	$742,288
Sharad B. Jiwanlal	3/26/2007	$—	$—	$—	77,826.8	18,115.1	69,182.7	$10.00	$911,131
	5/29/2007	—	—	—	39,705.0	—	35,295.0	$10.00	$371,144
Edgar R. Nelson	3/26/2007	$—	$—	$—	69,488.2	24,665.9	61,770.2	$10.00	$898,427
	5/29/2007	—	—	—	26,470.0	—	23,530.0	$10.00	$247,429

(1)	Awards made under the 2007 Management Incentive Plan were considered bonuses and are reported as such in the Summary Compensation Table presented previously in this section. See “Compensation Discussion and Analysis— 2007 Management Incentive Plan Award” above for additional information.
(2)	This column shows the number of options granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan. Options are exercisable in equal 20% increments if the EBITDA target for the year is achieved and vest on the date that the company’s financial statements for the applicable year are presented to the Committee.
(3)	These stock awards constitute HBI restricted stock. See “Hawker Beechcraft Corporation Retention Program” above and “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below for additional information regarding the restricted stock awards.
(4)	These options were granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan. Options are exercisable in equal 20% increments on the first five anniversaries of the date of grant.
(5)	The grant date fair value is computed in accordance with SFAS 123(R).

The following table provides information regarding outstanding stock options and restricted stock held by the named executive officers at December 31, 2007.

Outstanding Equity Awards at December 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested
James E. Schuster	—	629,330.9	707,963.8	$10.00	03/26/17	219,419.0	$2,194,190
	—	636,662.9	716,211.9	$10.00	05/29/17
James K. Sanders	—	88,947.4	100,061.0	$10.00	03/26/17	11,204.5	$112,045
	—	94,120.0	105,880.0	$10.00	05/29/17
Bradley A. Hatt	—	110,315.3	124,098.8	$10.00	03/26/17	22,868.4	$228,684
	—	70,590.0	79,410.0	$10.00	05/29/17
Sharad B. Jiwanlal	—	69,182.7	77,826.8	$10.00	03/26/17	15,329.6	$153,296
	—	35,295.0	39,705.0	$10.00	05/29/17
Edgar R. Nelson	—	61,770.2	69,488.2	$10.00	03/26/17	16,446.0	$164,460
	—	23,530.0	26,470.0	$10.00	05/29/17
(1)	Options that expire on March 26, 2017 vest in equal 20% increments beginning on March 26, 2008, the first anniversary of the date of grant, and on each of the next four anniversaries. Options that expire on May 29, 2017 vest in equal 20% increments beginning on May 29, 2008, the first anniversary of the date of grant, and on each of the next four anniversaries.
(2)	Options are exercisable in equal 20% increments if the EBITDA target for the applicable year is achieved and vest on the date that the Company’s financial statements for the applicable year are presented to the Committee.
(3)	The following table sets forth vesting information for the outstanding restricted stock awards for each named executive officer. All restricted stock was awarded on March 26, 2007. See “Hawker Beechcraft Corporation Retention Program” in the narrative accompanying the Summary Compensation Table for further information.

Name	Number of Shares of Restricted Stock	Vesting Date
James E. Schuster	55,548.5	03/31/08
	38,228.3	06/30/08
	69,040.0	03/31/09
	38,231.3	06/30/09
	18,370.9	06/30/10

James K. Sanders	5,448.1	06/30/08
	3,906.5	06/30/09
	1,849.9	06/30/10

Bradley A. Hatt	514.9	03/31/08
	10,791.3	06/30/08
	7,708.1	06/30/09
	3,854.1	06/30/10

Sharad B. Jiwanlal	4,180.2	06/30/08
	2,789.0	09/30/08
	4,180.2	06/30/09
	4,180.2	06/01/10

Edgar R. Nelson	8,223.0	09/30/08
	8,223.0	09/30/09

Stock Vested Through December 31, 2007

The following table provides information regarding vesting of restricted stock held by the named executive officers during the period from the date of the Acquisition through December 31, 2007.

	Stock Awards
Name	Number of Shares Acquired On Vesting	Value Realized Upon Vesting (1)
James E. Schuster	37,730.82	$377,308
James K. Sanders	3,595.05	$35,950
Bradley A. Hatt	6,937.32	$69,373
Sharad B. Jiwanlal	2,785.70	$27,857
Edgar R. Nelson	8,219.90	$82,199
(1)	The value realized on vesting is based on a value of $10.00 per share, which was the fair value on the date of vesting.

Pension Benefits

Our named executive officers participate in the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (“Hawker Beechcraft Corporation RIP”). The plan generally provides benefits based upon eligible final average earnings and years of credited service. Final average earnings generally are based on the highest amount obtainable by averaging a participant’s monthly earnings for any 60 consecutive months of employment within the last 120 consecutive months of employment, exclusive of amounts that would exceed annual limits prescribed by the Department of the Treasury ($225,000 for 2007). We also have an Excess Pension Plan that provides our executive officers with supplemental defined benefits that, when taken together with the benefits provided under the Hawker Beechcraft Corporation RIP, provide the benefits that the executive officer would have received under the Hawker Beechcraft Corporation RIP if the annual limits prescribed by the Department of the Treasury did not apply. Raytheon provided a similar supplemental plan to our executives who were Raytheon employees, and, under the terms of the Acquisition, we were required to provide equivalent benefits for a period of six months following the date of the Acquisition. We have determined to continue these benefits beyond the six month period for all of our executive officers.

Monthly benefits under the Hawker Beechcraft Corporation RIP, for persons who retire on or after the normal retirement date, are computed based on the sum of:

•

1.8% of the participant’s final average earnings in excess of the monthly Social Security retirement benefit that the participant would be entitled to receive at the participant’s normal retirement date under the plan (the “estimated Social Security benefit”) multiplied by 1.8% of the number of years of the participant’s credited service, but not in excess of 20 years; plus

•

1.2% of the participant’s final average earnings in excess of the estimated Social Security benefit multiplied by 1.2% of the number of years of the participant’s credited service in excess of 20 years, but not in excess of 49 years.

However, the aggregate adjustment for Social Security may not exceed 60% of the participant’s estimated Social Security benefit.

Normal retirement under the plan will occur if the participant has reached age 65 and has five years of credited service. Participants may retire as early as age 55 with five years of credited service, subject to a reduction in benefits depending on the actual age of retirement and the time that payment of benefits commence. Benefits are paid in the form of a joint and survivor annuity unless, at the option of the participant with the consent of the participant’s spouse, a different form of benefits is selected, in which case benefits may be provided through a straight life annuity option payable until the participant’s death, or through one of several variations on the joint and survivor annuity or straight life annuity alternatives.

Pension Benefits—2007

Name	Plan Name	Numbers of Year Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
James E. Schuster	Retirement Income Plan for Salaried Employees - Qualified	8.3	$192,377	$—
	Retirement Income Plan for Salaried Employees - Non Qualified	8.3	$1,012,166	$—
James K. Sanders	Retirement Income Plan for Salaried Employees - Qualified	22.1	$344,383	$—
	Retirement Income Plan for Salaried Employees - Non Qualified	22.1	$191,286	$—
Bradley A. Hatt	Retirement Income Plan for Salaried Employees - Qualified	15.3	$229,704	$—
	Retirement Income Plan for Salaried Employees - Non Qualified	15.3	$345,521	$—
Sharad B. Jiwanlal	Retirement Income Plan for Salaried Employees - Qualified	1.5	$56,317	$—
	Retirement Income Plan for Salaried Employees - Non Qualified	1.5	$35,104	$—
Edgar R. Nelson	Retirement Income Plan for Salaried Employees - Qualified	2.5	$48,433	$—
	Retirement Income Plan for Salaried Employees - Non Qualified	2.5	$62,605	$—

Nonqualified Deferred Compensation

Under the Hawker Beechcraft Excess Savings and Deferred Compensation Plan, selected members of management, including the named executive officers, may defer up to 50% of their salary and 90% of the bonus payable under our management incentive plan. We provide a contribution equal to a maximum of four percent consistent with our matching contribution under the Savings Plan for Salaried Employees. For the initial period under the plan (March 26—December 31, 2007), the named executive officers were deemed to make the same salary reduction elections as they made under one or both of similar plans administered by Raytheon prior to the date of the Acquisition. Beginning with respect to 2008, elections or changes from previous year elections for salary reduction are made in November of the prior year, and elections or changes from previous year elections regarding deferral of bonuses under the management incentive plan must be made no later than November of the year preceding payment. Amounts deferred are invested, as determined by the executive, in one or more notional investments, and the value of the participant’s account is adjusted to reflect the performance of the notional investments. Payment of amounts held for the account of a participant commence in January following the year that the participant’s employment terminates and may be made in a lump sum or in installments payable over five, 10 or 15 years. Under the deferred compensation program for directors, directors who are not our employees or employees of the GS entities, the Onex entities, or their respective affiliates, may participate and defer up to 100% of their annual cash compensation.

The following table provides details regarding nonqualified deferred compensation under the plan for the named executive officers from the date of the Acquisition through December 31, 2007

Nonqualified Deferred Compensation—2007

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2007
James E. Schuster	$61,738	$61,738	$1,939	$—	$125,415
James K. Sanders	$—	$—	$—	$—	$—
Bradley A. Hatt	$—	$—	$—	$—	$—
Sharad B. Jiwanlal	$10,876	$10,876	$818	$—	$22,570
Edgar R. Nelson	$20,900	$10,450	$630	$—	$31,980
(1)	Includes, for Messrs. Schuster, Jiwanlal, and Nelson, the following amounts that are also reported in the Summary Compensation Table: Mr. Schuster, $61,738; Mr. Jiwanlal, $10,876; and Mr. Nelson, $10,450.
(2)	Includes, for Messrs. Schuster, Jiwanlal, and Nelson, the following amounts that are also reported in the Summary Compensation Table: Mr. Schuster, $969; Mr. Jiwanlal, $408; and Mr. Nelson, $210.

Potential Payments Upon Termination or Change of Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on December 31, 2007 (except as otherwise noted). The information in this section does not include information relating to the following:

•	Distributions under the Hawker Beechcraft Excess Savings and Deferred Compensation Plan—see “Nonqualified Deferred Compensation” above for information regarding this plan;

•

Other payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including under our tax-qualified defined contribution and benefit plans; and

•	Short-term incentive payments that would not be increased due to the termination event.

Termination Provisions in Messrs. Schuster’s and Sanders’ Employment Agreements

Messrs. Schuster’s and Sanders’ employment agreements provide that if the executive’s employment is terminated by HBI other than for “cause,” or for “good reason,” in each case as defined in the agreements, the executive will receive a severance payment equal to (i) two times the annual base salary then in effect in the case of Mr. Schuster, and 1.5 times the annual base salary then in effect in the case of Mr. Sanders, (ii) the executive’s target annual bonus opportunity for the year in which his termination occurred (we refer to the amounts described in (i) and (ii) as the “severance payment”), and (iii) a pro-rata bonus based on HBI’s actual performance for the full year, for the portion of the year prior to the executive’s termination (we refer to this bonus as the “pro rata bonus”). The executive also will receive continued health and welfare benefits for himself and his eligible dependents until the first anniversary date of his termination; we refer to these benefits below as the “health and welfare benefits.” The severance payment is conditioned on the executive’s providing a general release to HBI and adherence to confidentiality, non-competition, non-solicitation and other covenants in his agreement. Moreover, if the executive’s employment terminates prior to March 26, 2009 (March 26, 2008 in the case of Mr. Sanders), the severance payment and pro-rata bonus will be reduced by the amount of the retention bonus described above under “Raytheon Retention Bonus,” if it has been paid, and by an amount previously paid to the executive by Raytheon in consideration of the executive’s retention by Raytheon until the date of the Acquisition; this amount is equal to one-half of the amount of the retention bonus in the case of Mr. Schuster, and the amount of the retention bonus in the case of Mr. Sanders.

If the executive’s employment is terminated due to death or disability, he, or in the case of his death, his heirs, will receive the pro-rata bonus, and in the event of his death, his eligible dependents will receive the health and welfare benefits. In the event termination results from non-extension of the agreement, the executive will receive the health and welfare benefits. The agreement also provides that if any payment by HBI to or for the benefit of the executive becomes subject to excise taxes under section 4999 of the Internal Revenue Code, or interest or penalties are incurred by the executive with respect to such excise tax, HBI will make an additional payment for the excise taxes, interest and penalties, and for additional taxes payable by him as a result of this payment. However, this provision will not apply if a 25% or lower reduction in the payments and benefits would cause no excise tax to be payable, in which case the payments and benefits would be so reduced.

Acceleration of Vesting Provisions Pertaining to Stock Options, Restricted Stock and HBC Retention Program Accounts

Under the HBI 2007 Stock Option Plan, in the event of merger, consolidation, statutory exchange of shares or sale or other disposition of 80% or more of the consolidated assets of HBI, all unexercisable or otherwise unvested options generally will immediately be deemed exercisable or otherwise vested and the committee may either (i) cancel the option and make payment to the option holder equal to the excess of the fair market value of the underlying shares over the aggregate exercise price of the option or (ii) provide for the issuance of substitute options or other awards that will preserve, as nearly as practicable, the economic terms of the options. The HBI 2007 Stock Option Plan also provides that in the event of the death or disability of a participant, a pro rata share of an additional 20% of the shares underlying the option will vest based on the number of days elapsed in the year prior to the termination of employment, but in the case of performance–vesting options, only if the EBITDA target for that year is met. If a participant’s employment is terminated by HBI or a subsidiary without “cause,” as defined in the plan, an additional 20% of the shares underlying the option that have not yet vested will vest, but, in the case of the performance–vesting options, only if the EBITDA target for the year in which the termination occurs is met. In connection with any other termination, all unvested options, and in the case of a participant whose employment has been terminated for cause, all vested but unexercised options, will be cancelled.

Under the HBC Retention Program, and with respect to HBI restricted stock awards, a participant’s account in the program or the participant’s shares of restricted stock will become fully vested if the participant’s employment is terminated without “cause,” or for “good reason,” in each case as defined in the program.

Summary of Estimated Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated amounts due each of our named executive officers in the each of the events described, assuming the termination occurred on December 31, 2007.

Name and benefits	Change in Control	Involuntary Termination not for Cause or Termination for Good Reason	Termination For Cause	Disability	Death
James E. Schuster
Severance Payment (salary plus target bonus)	$1,890,000	$1,890,000	$—	$—	$—
Pro-rata Bonus Opportunity	831,600	831,600	831,600	831,600	831,600
Reduced Benefit Related to Raytheon Retention	(541,528)	(541,528)	—	—	—
Benefit Continuance for one year (estimated)	315,500	315,500	—	315,500	315,500
Accelerated Vesting of Restricted Shares and HBC Retention Program	3,842,714	3,842,714	—	—	—
Accelerated Vesting of Options (1)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	50,000

Total estimated potential payments	$6,338,286	$6,338,286	$831,600	$1,147,100	$1,197,100

James K. Sanders
Severance Payment (salary plus target bonus)	$618,750	$618,750	$618,750	$618,750	$—
Pro-rata Bonus Opportunity	272,300	272,300	272,300	272,300	272,300
Reduced Benefit Related to Raytheon Retention	(168,008)	(168,008)	(168,008)	(168,008)	—
Benefit Continuance for one year (estimated)	137,775	137,775	137,775	137,775	137,775
Accelerated Vesting of Restricted Shares and HBC Retention Program	189,585	189,585	189,585	189,585	—
Accelerated Vesting of Options (1)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	50,000

Total estimated potential payments	$1,050,402	$1,050,402	$1,050,402	$1,050,402	$460,075

Bradley A. Hatt
Acceleration of Raytheon Retention	$223,252	$223,252	$223,252	$223,252	$—
Pro-rata Bonus Opportunity	250,000	250,000	250,000	250,000	250,000
Accelerated Vesting of Restricted Shares and HBC Retention Program	386,945	386,945	386,945	386,945	386,945
Accelerated Vesting of Options (1)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	948,543

Total estimated potential payments	$860,197	$860,197	$860,197	$860,197	$1,585,488

Sharad B. Jiwanlal
Acceleration of Raytheon Retention	$140,009	$140,009	$140,009	$140,009	$—
Pro-rata Bonus Opportunity	200,000	200,000	200,000	200,000	200,000
Accelerated Vesting of Restricted Shares and HBC Retention Program	239,149	239,149	239,149	239,149	239,149
Accelerated Vesting of Options (1)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	856,554

Total estimated potential payments	$579,158	$579,158	$579,158	$579,158	$1,295,703

Edgar R. Nelson
Acceleration of Raytheon Retention	$187,512	$187,512	$187,512	$187,512	$—
Pro-rata Bonus Opportunity	135,000	135,000	135,000	135,000	135,000
Accelerated Vesting of Restricted Shares and HBC Retention Program	278,274	278,274	278,274	278,274	278,274
Accelerated Vesting of Options (1)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	805,584

Total estimated potential payments	$600,786	$600,786	$600,786	$600,786	$1,218,858

(1)	The value of any accelerated vesting of options at December 31, 2007 is zero based on the value of the equity and the option price for any of the options granted to the named executives. Accelerated vesting of options occurs in varying percentages ranging from zero to 100% depending on the nature of the termination.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding capital stock of Hawker Beechcraft Notes Company is owned by Hawker Beechcraft Acquisition Company, LLC, and all of the limited liability company interests of Hawker Beechcraft Acquisition Company, LLC are owned by Hawker Beechcraft, Inc. (“HBI”). The following table sets forth information with respect to the ownership of HBI as of February 28, 2008 for:

•	each person who owns beneficially more than a 5% of HBI’s outstanding common stock;

•	each member of the HBI board of directors;

•	each of our named executive officers; and

•	all our executive officers and directors as a group.

Name and Address of Beneficial Owner: (1)	Number of Shares Beneficially Owned(2)	Percentage Owned(2)
GS Capital Partners(3) 85 Broad Street, New York, NY 10004	52,000,000.0	49%
Onex Investment Corp.(4) 712 Fifth Avenue, New York, NY 10019	52,000,000.0	49%
Sanjeev K. Mehra, Director and Chairman of the Board(5)	52,000,000.0	49%
Brian Barents, Director	—	*
Donald G. Cook, Director	—	*
John F.X. Daly, Director(5)	52,000,000.0	49%
David R. Hirsch, Director(6)	52,000,000.0	49%
Leo F. Mullin, Director(7)	60,000.0	*
Nigel S. Wright, Director(6)	52,000,000.0	49%
James E. Schuster(8)	792,785.6	*
James K. Sanders(9)	112,980.1	*
Bradley A. Hatt(10)	129,740.4	*
Sharad B. Jiwanlal(11)	79,345.6	*
Edgar R. Nelson(12)	69,048.0	*
All directors and executive officers as a group (17) persons	105,444,383.2	100%
(*)	Less than one percent
(1)	Unless otherwise indicated, the address of each person listed is c/o Hawker Beechcraft Acquisition Company, LLC, 10511 East Central, Wichita, Kansas 67206.

(2)	The amounts and percentages of common stock beneficially owned are reported on the basis of 105,276,153.5 outstanding shares of common stock (including 564,799.2 shares of restricted stock) on February 28, 2008, and in accordance with regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which that person has a right to acquire beneficial ownership within 60 days of February 28, 2008. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
(3)

Shares held include shares held by the following entities (collectively, the “GS Funds”): GS Capital Partners VI Fund, L.P., 24,273,116 shares; GS Capital Partners VI Offshore Fund, L.P., 20,189,524 shares; GS Capital Partners VI Parallel, L.P., 6,674,693 shares; and GS Capital Partners VI GmbH & Co. KG, 862,667 shares. Each of the GS Funds has a mailing address c/o Goldman, Sachs & Co., 85 Broad Street, 10th Floor, New York, NY 10004. Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager of each of the GS Funds, and each of the GS Funds shares voting and investment power with certain of its respective affiliates. Each of the GS Funds is affiliated with or managed by Goldman, Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. Each of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the shares owned by each of the GS Funds, except to the extent of their pecuniary interest therein, if any.

(4)	Shares held include shares held by the following Onex entities: 1597257 Ontario, Inc., 1,057,253.62 shares; Onex Partners II LP, 29,875,678 shares; Onex Partners II GP LP, 453,866.38 shares; Onex US Principals LP, 583,855 shares; and Onex HBI Holdings II Limited S.a.r.l., 20,029,347 shares. Voting and investment decisions with regard to all of the HBI shares held by the Onex entities are made by Onex Corporation.
(5)	Messrs. Mehra and Daly, Managing Directors of Goldman, Sachs & Co., disclaim beneficial ownership of shares held by the GS Funds except to the extent of their pecuniary interests in these shares, if any.
(6)	Messrs. Hirsch and Wright disclaim beneficial ownership of shares held by the Onex entities except to the extent of their pecuniary interests in these shares, if any.
(7)	Includes 10,000.0 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 28, 2008.
(8)	Includes 257,149.8 shares of restricted stock, as to all of which Mr. Schuster has voting power, 410,701.4 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 28, 2008, and 124,934.4 shares of common stock that Mr. Schuster has the obligation to purchase in accordance with the terms of his employment agreement.
(9)	Includes 14,799.5 shares of restricted stock, as to all of which Mr. Sanders has voting power. Also includes 58,977.7 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 28, 2008.
(10)	Includes 29,805.7 shares of restricted stock, as to all of which Mr. Hatt has voting power. Also includes 62,764.9 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 28, 2008.
(11)	Includes 18,115.1 shares of restricted stock, as to all of which Mr. Jiwanlal has voting power. Also includes 37,342.9 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 28, 2008.
(12)	Includes 24,665.9 shares of restricted stock, as to all of which Mr. Nelson has voting power. Also includes 31,545.6 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 28, 2008.

Item 13.	Certain Relationships and Related Transactions

Hawker Beechcraft, Inc. Employee Equity Investment Plan

In connection with the Acquisition, HBI offered to certain employees, including all of the named executive officers other than Mr. Schuster, the opportunity to participate in the HBI Employee Equity Investment Plan, which we refer to as the “investment plan.” Mr. Schuster’s acquisition of HBI common stock and restricted stock are governed by the terms of his employment agreement as described in Item 11 under “Employment Agreements” in the narrative accompanying the Summary Compensation Table. Under the investment plan, participants were provided the opportunity to invest in HBI common stock at a purchase price of $10.00 per share. The participants were given the opportunity to (i) purchase the shares in cash, including by allocating amounts on an after-tax basis payable to them on the date of the Acquisition by Raytheon under a Raytheon bonus program, and (ii) forego amounts due under the HBC Retention Program and apply the estimated after-tax amount of the foregone retention program amounts to the acquisition of HBI restricted stock, as described above in Item 11 under “Hawker Beechcraft Corporation Retention Program” in the narrative accompanying the Summary Compensation Table. In addition, if purchases of common stock and amounts applied to acquisition of restricted stock exceeded, in the aggregate, a designated threshold amount, participants were entitled to receive stock options under the HBI 2007 Stock Option Plan for a number of shares of HBI common stock equal to 3.5 times the sum of the number of shares of common stock and the number of restricted shares acquired by the participant under the investment plan. All named executive officers exceeded their respective designated threshold amounts. Purchases by the named executive officers of common stock in cash were as follows:

Name	Date of Purchase	Number of Shares Purchased	Purchase Price Paid
James E. Schuster	March 26, 2007	—	—
	April 26, 2007	—	—

James K. Sanders	March 26, 2007	28,564.9	$285,649
	April 26, 2007	10,638.0	$106,380

Bradley A. Hatt	March 26, 2007	23,975.7	$239,757
	April 26, 2007	13,194.1	$131,941

Sharad B. Jiwanlal	March 26, 2007	14,913.2	$149,132
	April 26, 2007	8,974.4	$89,744

Edgar R. Nelson	March 26, 2007	1,755.3	$17,553
	April 26, 2007	11,081.2	$110,812

See “Hawker Beechcraft Corporation Retention Program” and “Hawker Beechcraft, Inc. 2007 Stock Option Plan” in the narrative accompanying the Summary Compensation Table and the Grants of Plan-Based Awards table, both of which are in Item 11, for further information regarding restricted stock and stock options granted as a result of purchases of HBI common stock and application of amounts payable under the HBC Retention Program to the acquisition of restricted shares.

Shareholders Agreement

The shareholders agreement among the GS entities, the Onex entities and the management HBI shareholders described in Item 10 above under “Directors and Executive Officers of HBI” includes limitations on the transferability of the parties’ respective holdings of HBI equity securities. In addition, the agreement generally provides preemptive rights to the parties with respect to new issues of HBI equity securities; the right to participate in sales of HBI shares by the GS entities or the Onex entities; and the right of the holders of at least 65% of HBI common stock who wish to sell all of their HBI equity securities to compel the other holders to sell all of their HBI equity securities.

In addition, the shareholders agreement provides certain demand registration rights to the GS entities and the Onex entities and piggyback registration rights to the parties to the agreement. The agreement generally also provides to HBI the ability to purchase shares held by a management shareholder upon termination of the management shareholder’s employment and provides a management shareholder the right to sell his or her HBI shares to HBI upon termination of his or her employment. The agreement also requires the consent of the GS and Onex entities in connection with a variety of material corporate transactions, and the consent of the GS entities with respect to specified strategic planning, budgeting, contractual and business expansion matters.

Some of the provisions of shareholders agreement described above will terminate upon an initial public offering of equity securities of HBI or any of its subsidiaries.

Transactions with the GS Entities and Their Affiliates

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. We have filed a “market-making” registration statement under the Securities Act in order to enable Goldman, Sachs & Co. to engage in market-making activities for the notes. Goldman Sachs & Co., acted as an Initial Purchaser in the 2007 offering of the outstanding notes. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger, joint book runner, syndication agent and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

Transactions with the Onex Entities and Their Affiliates

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI.

Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft. We believe that purchases of components from Spirit are based on standard market terms. Onex has advised us that less than 1% of Spirit’s revenues are derived from sales to us.

Management Services Arrangement

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and of Onex Partners II LP, respectively, effective upon the closing of the Acquisition. Under the arrangement, we pay these parties an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement. In addition, in consideration of services performed in connection with the Acquisition, we paid GS Capital Partners VI, L.P. and Onex Partners II LP an aggregate one-time fee of $25.0 million upon closing of the Acquisition.

Related Party Transaction Limitations

The shareholders agreement provides that, unless approved by one of the outside directors, we will not enter into any transaction with an HBI shareholder or any of the shareholder’s affiliates. This prohibition, which relates to the GS entities, the Onex entities, all HBI directors and the named executive officers, does not apply to the following transactions:

•

A transaction consummated in good faith on terms that are no less favorable to us than would have been obtained in a comparable transaction with an unrelated third party, and that has been approved by a majority of the members of the HBI Board of Directors who do not have any direct or indirect interest in the transaction and are not affiliated with any person that has a direct or indirect interest in the transaction;

•	Any employment agreement entered in the ordinary course of business with the approval of the HBI Board of Directors;

•	The fees payable to the GS entities and the Onex entities under the management services arrangement described above under “Management Services Arrangement”;

•	Several agreements entered into in connection with the Acquisition that are described elsewhere in this Annual Report on Form 10-K;

•

Specified transactions with any nationally recognized commercial or investment bank or their affiliates, including those commercial banking, investment banking or other financial advisory transactions and contemplated transactions described above under “Transactions with the GS Entities and Their Affiliates”; and

•

Transactions with Spirit of the nature described above under “Transactions with the Onex Entities and Their Affiliates,” which a majority of the disinterested members of the HBI Board of Directors reasonably determines are on commercially reasonable terms.

In addition, HBI has a conflict of interest policy covering, among others, employees and HBI directors, including the named executive officers. If a person covered by the policy is involved in any current or contemplated financial or other interest, relationship, transaction, activity or situation which gives rise to an actual or potential conflict of interest, the person must report the conflict of interest to the Ethics Officer designated by HBI. In the case of employees, our Vice President, General Counsel has the authority regarding determinations, resolutions and corrective actions with respect to conflicts of interest. With regard to HBI directors, our Vice President, General Counsel will consult with members of management reporting directly to the Chief Executive Officer (“Senior Leadership”) as necessary to address any conflicts.

Under the policy, a “conflict of interest” generally may exist when a person covered by the policy has a direct or indirect personal interest in a transaction or situation that appears to affect his or her judgment and divides his or her loyalties between two or more competing interests. For the purposes of determining whether a conflict of interest exists, a family member’s activities and interests will be deemed to be the same as those of the person covered by the policy. Family members include spouses or domestic partners, parents, grandparents, or an individual who acts in any of those capacities, children or grandchildren (including through adoptive or foster relationships), siblings, dependent relatives, or those similar relationships created by marriage (in-laws).

Item 14.	Principal Accountant Fees and Services

INDEPENDENT AUDITORS: AUDIT AND NON-AUDIT FEES

The following table sets forth the fees and expenses billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and all other services rendered for the nine months ended December 31, 2007.

(In millions)
Audit Fees(1)	$3.2
Audit-Related Fees(2)	0.4
Tax Fees(3)	0.2
All Other Fees	—

Total	$3.8

(1)	Represents fees and expenses for professional services provided in connection with the audit of our annual audited financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of Hawker Beechcraft’s financial statements and not reported under “Audit Fees.” For 2007, these fees are primarily for audits of financial statements of employee benefit plans and advisory services for a potential divestiture.
(3)	Fiscal year 2007 primarily relates to services relating to the research and development credit for domestic tax compliance.

The Audit Committee approves in advance all audit and non-audit services to be provided by the independent auditors. The Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve services. Any such pre-approvals are disclosed to and reviewed by the Audit Committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements of Hawker Beechcraft Acquisition Company, LLC, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Statements of Financial Position at December 31, 2007 and 2006

Consolidated Statements of Operations for the Nine Months, Three Months and Years Ended December 31, 2007, March 25, 2007, and December 31, 2006 and 2005, respectively

Consolidated Statements of Equity and Other Comprehensive Income for the Nine Months, Three Months and Years Ended December 31, 2007, March 25, 2007, and December 31, 2006 and 2005, respectively

Consolidated Statements of Cash Flows for the Nine Months, Three Months and Years Ended December 31,2007, March 25, 2007, and December 31, 2006 and 2005, respectively

Notes to Consolidated Financial Statements

Reports of PricewaterhouseCoopers LLP on the Company’s financial statements filed as a part hereof are included in Item 8 of this Form 10-K.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 338-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.3.1	Certificate of Incorporation of Raytheon Aircraft Finance Corporation (incorporated by reference to Exhibit No. 3.3.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.3.2	Certificate of Amendment of the Certificate of Incorporation of Raytheon Aircraft Finance Corporation, changing its name to Hawker Beechcraft Finance Corporation (incorporated by reference to Exhibit No. 3.3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.3.3	By-laws of Hawker Beechcraft Finance Corporation (incorporated by reference to Exhibit No. 3.3.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.4.1	Restated Articles of Incorporation of Raytheon Aircraft Company (incorporated by reference to Exhibit No. 3.4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.4.2	Certificate of Amendment of Restated Articles of Incorporation of Raytheon Aircraft Company, changing its name to Hawker Beechcraft Corporation (incorporated by reference to Exhibit No. 3.4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.4.3	Restated By-laws of Hawker Beechcraft Corporation (incorporated by reference to Exhibit No. 3.4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.1	Articles of Organization of RAPID, LLC (incorporated by reference to Exhibit No. 3.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.2	Certificate of Amendment of the Articles of Organization of RAPID, LLC changing its name to Raytheon Aircraft Parts Inventory and Distribution Company, LLC (incorporated by reference to Exhibit No. 3.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.3	Certificate of Amendment of the Articles of Organization of Raytheon Aircraft Parts Inventory and Distribution Company, LLC changing its name to Rapid Aircraft Parts Inventory and Distribution Company, LLC (incorporated by reference to Exhibit No. 3.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.4	Operating Agreement of Rapid Aircraft Parts Inventory and Distribution Company, LLC (incorporated by reference to Exhibit 3.5.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.6.1	Amended and Restated Articles of Incorporation of Arkansas Aerospace, Inc. (incorporated by reference to Exhibit 3.6.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.6.2	Amended and Restated By-laws of Arkansas Aerospace, Inc. (incorporated by reference to Exhibit 3.6.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.7.1	Articles of Incorporation of Beech Holdings, Inc. (incorporated by reference to Exhibit 3.7.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.7.2	Certificate of Amendment of the Articles of Incorporation of Beech Holdings, Inc. changing its name to Raytheon Aircraft Holdings, Inc. (incorporated by reference to Exhibit 3.7.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.7.3	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Holdings, Inc. changing its name to Raytheon Aircraft Quality Support Company (incorporated by reference to Exhibit 3.7.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.7.4	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Quality Support Company changing its name to Hawker Beechcraft Quality Support Company (incorporated by reference to Exhibit 3.7.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.7.5	By-laws of Hawker Beechcraft Quality Support Company (incorporated by reference to Exhibit 3.7.5 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.8.1	Restated Articles of Incorporation of Raytheon Aircraft Regional Offices, Inc. (incorporated by reference to Exhibit 3.8.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.8.2	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Regional Offices, Inc. changing its name to Hawker Beechcraft Regional Offices, Inc. (incorporated by reference to Exhibit 3.8.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.8.3	Restated By-laws of Hawker Beechcraft Regional Offices, Inc. (incorporated by reference to Exhibit 3.8.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.9.1	Articles of Incorporation of International Lease Corporation (incorporated by reference to Exhibit 3.9.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.9.2	Certificate of Amendment of the Articles of Incorporation of International Lease Corporation changing its name to Beechcraft Aviation Company (incorporated by reference to Exhibit 3.9.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.9.3	By-laws of Beechcraft Aviation Company (incorporated by reference to Exhibit 3.9.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.1	Articles of Incorporation of United Airmotive Distributors, Inc. (incorporated by reference to Exhibit 3.10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.2	Certificate of Amendment of United Airmotive Distributors, Inc. changing its name to United Beechcraft, Inc. (incorporated by reference to Exhibit 3.10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.3	Certificate of Amendment of United Beechcraft, Inc. changing its name to Raytheon Aircraft Services, Inc. (incorporated by reference to Exhibit 3.10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.4	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Services, Inc. changing its name to Hawker Beechcraft Services, Inc. (incorporated by reference to Exhibit 3.10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.5	By-laws of Hawker Beechcraft Services, Inc. (incorporated by reference to Exhibit 3.10.5 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.11.1	Articles of Incorporation of Travel Air Insurance Company, Ltd. (incorporated by reference to Exhibit 3.11.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.11.2	By-laws of Travel Air Insurance Company, Ltd. (incorporated by reference to Exhibit 3.11.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.11.3	Amendment of By-laws of Travel Air Insurance Company, Ltd. (incorporated by reference to Exhibit 3.11.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.12.1	Articles of Incorporation of Travel Air Insurance Company (Kansas) (incorporated by reference to Exhibit 3.12.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.12.2	By-laws of Travel Air Insurance Company (Kansas) (incorporated by reference to Exhibit 3.12.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.12.3	Amendment of By-laws of Travel Air Insurance Company (Kansas) (incorporated by reference to Exhibit 3.12.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders.

10.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.2	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the subsidiary parties named therein, and Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.3	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.4	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James E. Schuster (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5.2	*Stock Purchase Agreement, dated March 26, 2007, by and between Hawker Beechcraft, Inc. and James E. Schuster (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5.3	*Letter Agreement Relating to Retention Bonus, dated July 27, 2006, by and between Raytheon Company and James E. Schuster (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6	*Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.7	*Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.8	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.11	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James K. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.12	*Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.13	*Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.14	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).
10.15	*Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.16	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement Relating to 2007 option grants to certain directors (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.18	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.19	*Hawker Beechcraft Corporation Excess Pension Plan.

10.20	*Hawker Beechcraft, Inc. Employee Equity Investment Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

31.1.1	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	Vice President and Controller	February 28, 2008
James D. Knight	(Principal Accounting Officer)

/s/ James K. Sanders	Vice President and Chief	February 28, 2008
James K. Sanders	Financial Officer
(Principal Financial Officer)

/s/ James E. Schuster	President	February 28, 2008
James E. Schuster	(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	Vice President and Controller	February 28, 2008
James D. Knight	(Principal Accounting Officer)

/s/ James K. Sanders	Vice President and Chief	February 28, 2008
James K. Sanders	Financial Officer; Director
(Principal Financial Officer)

/s/ James E. Schuster	President	February 28, 2008
James E. Schuster	(Principal Executive Officer)

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 333-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.3.1	Certificate of Incorporation of Raytheon Aircraft Finance Corporation (incorporated by reference to Exhibit No. 3.3.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.3.2	Certificate of Amendment of the Certificate of Incorporation of Raytheon Aircraft Finance Corporation, changing its name to Hawker Beechcraft Finance Corporation (incorporated by reference to Exhibit No. 3.3.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.3.3	By-laws of Hawker Beechcraft Finance Corporation (incorporated by reference to Exhibit No. 3.3.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.4.1	Restated Articles of Incorporation of Raytheon Aircraft Company (incorporated by reference to Exhibit No. 3.4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.4.2	Certificate of Amendment of Restated Articles of Incorporation of Raytheon Aircraft Company, changing its name to Hawker Beechcraft Corporation (incorporated by reference to Exhibit No. 3.4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.4.3	Restated By-laws of Hawker Beechcraft Corporation (incorporated by reference to Exhibit No. 3.4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.1	Articles of Organization of RAPID, LLC (incorporated by reference to Exhibit No. 3.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.2	Certificate of Amendment of the Articles of Organization of RAPID, LLC changing its name to Raytheon Aircraft Parts Inventory and Distribution Company, LLC (incorporated by reference to Exhibit No. 3.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.3	Certificate of Amendment of the Articles of Organization of Raytheon Aircraft Parts Inventory and Distribution Company, LLC changing its name to Rapid Aircraft Parts Inventory and Distribution Company, LLC (incorporated by reference to Exhibit No. 3.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.5.4	Operating Agreement of Rapid Aircraft Parts Inventory and Distribution Company, LLC (incorporated by reference to Exhibit 3.5.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.6.1	Amended and Restated Articles of Incorporation of Arkansas Aerospace, Inc. (incorporated by reference to Exhibit 3.6.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.6.2	Amended and Restated By-laws of Arkansas Aerospace, Inc. (incorporated by reference to Exhibit 3.6.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.7.1	Articles of Incorporation of Beech Holdings, Inc. (incorporated by reference to Exhibit 3.7.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.7.2	Certificate of Amendment of the Articles of Incorporation of Beech Holdings, Inc. changing its name to Raytheon Aircraft Holdings, Inc. (incorporated by reference to Exhibit 3.7.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.7.3	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Holdings, Inc. changing its name to Raytheon Aircraft Quality Support Company (incorporated by reference to Exhibit 3.7.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.7.4	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Quality Support Company changing its name to Hawker Beechcraft Quality Support Company (incorporated by reference to Exhibit 3.7.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.7.5	By-laws of Hawker Beechcraft Quality Support Company (incorporated by reference to Exhibit 3.7.5 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.8.1	Restated Articles of Incorporation of Raytheon Aircraft Regional Offices, Inc. (incorporated by reference to Exhibit 3.8.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.8.2	Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Regional Offices, Inc. changing its name to Hawker Beechcraft Regional Offices, Inc. (incorporated by reference to Exhibit 3.8.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.8.3	Restated By-laws of Hawker Beechcraft Regional Offices, Inc. (incorporated by reference to Exhibit 3.8.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007)

3.9.1	Articles of Incorporation of International Lease Corporation (incorporated by reference to Exhibit 3.9.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.9.2	Certificate of Amendment of the Articles of Incorporation of International Lease Corporation changing its name to Beechcraft Aviation Company (incorporated by reference to Exhibit 3.9.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.9.3	By-laws of Beechcraft Aviation Company (incorporated by reference to Exhibit 3.9.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.1	Articles of Incorporation of United Airmotive Distributors, Inc. (incorporated by reference to Exhibit 3.10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.2	Certificate of Amendment of United Airmotive Distributors, Inc. changing its name to United Beechcraft, Inc. (incorporated by reference to Exhibit 3.10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.3	Certificate of Amendment of United Beechcraft, Inc. changing its name to Raytheon Aircraft Services, Inc. (incorporated by reference to Exhibit 3.10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.4

Certificate of Amendment of the Articles of Incorporation of Raytheon Aircraft Services, Inc. changing its name to Hawker

Beechcraft Services, Inc. (incorporated by reference to Exhibit 3.10.4 to the Company’s Registration Statement on

Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.10.5	By-laws of Hawker Beechcraft Services, Inc. (incorporated by reference to Exhibit 3.10.5 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.11.1	Articles of Incorporation of Travel Air Insurance Company, Ltd. (incorporated by reference to Exhibit 3.11.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.11.2	By-laws of Travel Air Insurance Company, Ltd. (incorporated by reference to Exhibit 3.11.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.11.3	Amendment of By-laws of Travel Air Insurance Company, Ltd. (incorporated by reference to Exhibit 3.11.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.12.1	Articles of Incorporation of Travel Air Insurance Company (Kansas) (incorporated by reference to Exhibit 3.12.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.12.2	By-laws of Travel Air Insurance Company (Kansas) (incorporated by reference to Exhibit 3.12.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.12.3	Amendment of By-laws of Travel Air Insurance Company (Kansas) (incorporated by reference to Exhibit 3.12.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4**	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders.

10.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.2	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the subsidiary parties named therein, and Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.3	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.4	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James E. Schuster (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5.2	*Stock Purchase Agreement, dated March 26, 2007, by and between Hawker Beechcraft, Inc. and James E. Schuster (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5.3	*Letter Agreement Relating to Retention Bonus, dated July 27, 2006, by and between Raytheon Company and James E. Schuster (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6	*Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.7	*Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.8	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.11	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James K. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.12	*Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.13	*Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.14	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15	*Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.16	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement Relating to 2007 option grants to certain directors (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.18	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.19**	*Hawker Beechcraft Corporation Excess Pension Plan.

10.20**	*Hawker Beechcraft, Inc. Employee Equity Investment Plan.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.