Form 10-Q
period 2008-06-29
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2008-08-05
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-147828

Hawker Beechcraft Acquisition Company, LLC

Hawker Beechcraft Notes Company

(Exact name of registrant as specified in its charter)

Delaware	71-1018770 20-8650498
(State of Incorporation)	(I.R.S. Employer Identification Number)

10511 East Central, Wichita, Kansas 67206

(Address of Principal Executive Offices) (Zip Code)

(316) 676-7111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No membership interests in Hawker Beechcraft Acquisition Company, LLC, and no common shares of Hawker Beechcraft Notes Company are held by non-affiliates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	June 29, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$374.2	$569.5
Accounts and notes receivable, net	79.3	80.3
Unbilled revenue	43.0	24.1
Inventories, net	1,683.2	1,289.3
Current deferred income tax asset	46.5	47.9
Assets held for sale	125.7	—
Prepaid expenses and other current assets	54.4	60.5

Total current assets	2,406.3	2,071.6
Property, plant and equipment, net	641.9	655.7
Goodwill	609.3	716.0
Intangible assets, net	1,083.7	1,118.2
Other assets, net	108.6	113.7

Total assets	$4,849.8	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$67.1	$69.6
Advance payments and billings in excess of costs incurred	619.1	541.2
Accounts payable	373.0	323.6
Accrued salaries and wages	65.0	60.5
Accrued interest payable	45.3	25.4
Liabilities held for sale	2.2	—
Other accrued expenses	188.8	168.7

Total current liabilities	1,360.5	1,189.0
Long-term debt	2,374.1	2,377.3
Accrued retiree benefits and other long-term liabilities	105.5	103.0
Non-current deferred income tax liability	0.4	1.5

Total liabilities	3,840.5	3,670.8
Equity
Paid-in capital	996.4	989.2
Accumulated other comprehensive income	18.5	14.4
Retained (deficit) earnings	(5.6)	0.8

Total equity	1,009.3	1,004.4

Total liabilities and equity	$4,849.8	$4,675.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Successor		Successor		Predecessor
	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Sales:
Aircraft and parts	$941.9	$641.7	$1,473.4	$641.7	$603.9
Services	86.8	59.4	131.8	59.4	46.4
Sales to related parties	—	—	—	—	20.5

Total sales	1,028.7	701.1	1,605.2	701.1	670.8
Cost of sales:
Aircraft and parts	777.6	600.4	1,216.5	600.4	486.4
Services	64.8	58.1	118.6	58.1	51.7
Sales to related parties	—	—	—	—	20.5

Cost of sales	842.4	658.5	1,335.1	658.5	558.6

Gross margin	186.3	42.6	270.1	42.6	112.2

Selling, general and administrative expenses	73.3	55.2	132.7	55.2	59.5
Research and development expenses	26.6	24.0	52.5	24.0	21.3

Operating income (loss)	86.4	(36.6)	84.9	(36.6)	31.4

Intercompany interest expense, net	—	—	—	—	15.8
Interest expense (income), net	46.9	51.2	94.5	51.2	(0.9)
Other expense (income), net	0.2	(1.1)	0.4	(1.1)	(0.1)

Non-operating expense, net	47.1	50.1	94.9	50.1	14.8

Income (loss) before taxes	39.3	(86.7)	(10.0)	(86.7)	16.6
Provision for (benefit from) income taxes	14.4	(9.6)	(3.6)	(9.6)	6.4

Net income (loss)	$24.9	$(77.1)	$(6.4)	$(77.1)	$10.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2007 - March 25, 2007 (Predecessor)

	Raytheon's Net Investment	Accumulated Other Comprehensive (Loss)	Total Invested Equity	Total Comprehensive Income
Balance at January 1, 2007	$1,330.0	$(85.9)	$1,244.1	$—
Net transfers from Raytheon	117.4		117.4
Stock-based compensation	1.2		1.2
Net income	10.2		10.2	10.2
Other comprehensive income (loss), net of tax:
Amortization of pension and other benefits		5.5	5.5	5.5
Unrealized loss on cash flow hedges		(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments		(1.7)	(1.7)	(1.7)
Unrealized losses on investments		(0.3)	(0.3)	(0.3)

Total comprehensive income				$12.6

Balance at March 25, 2007	$1,458.8	$(83.5)	$1,375.3

For the Period March 26, 2007 - June 29, 2008 (Successor)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Equity	Total Comprehensive Income (Loss)
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$—	$—	$976.7	$—
Stock-based compensation	12.5			12.5
Net income		0.8		0.8	0.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			27.0	27.0	27.0
Unrealized loss on cash flow hedges			(12.3)	(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)	(0.3)	(0.3)

Total comprehensive income					$15.2

Balance at December 31, 2007	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	7.2			7.2
Net loss		(6.4)		(6.4)	$(6.4)
Other comprehensive income, net of tax:
Net gain on pension and other benefits			0.3	0.3	0.3
Unrealized gain on cash flow hedges			3.1	3.1	3.1
Foreign currency translation adjustments			0.7	0.7	0.7

Total comprehensive loss					$(2.3)

Balance at June 29, 2008	$996.4	$(5.6)	$18.5	$1,009.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Successor		Predecessor
	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Cash flows from operating activities:
Net (loss) income	$(6.4)	$(77.1)	$10.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	78.2	37.6	21.9
Amortization of debt issuance costs	4.8	2.2	—
Amortization of deferred compensation	2.5	3.2	—
Stock-based compensation	7.2	3.6	1.2
Current and deferred income taxes	(3.7)	8.2	(10.3)
Changes in assets and liabilities:
Accounts receivable	1.0	6.9	8.6
Unbilled revenue, advanced payments and billings in excess of costs incurred	59.0	115.2	(81.0)
Inventories	(291.9)	(43.4)	(87.9)
Prepaid expenses and other current assets	(13.9)	4.7	33.2
Accounts payable	49.4	(23.5)	(6.7)
Accrued salaries and wages	4.5	13.2	0.3
Other accrued expenses	46.9	(25.6)	(15.9)
Pension and other changes, net	8.1	30.2	3.5
Income taxes paid	(4.9)	—	—
Origination of financing receivables	—	—	(20.6)
Collection of financing receivables not sold	—	38.4	36.2

Net cash (used in) provided by operating activities	(59.2)	93.8	(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(27.6)	(13.5)	(26.2)
Additions to computer software	(2.1)	—	(1.1)
Acquisition of business, net of cash acquired	—	(3,223.3)	—

Net cash used in investing activities	(29.7)	(3,236.8)	(27.3)

Cash flows from financing activities:
Equity contributions	—	976.7	—
Issuance of long-term debt	—	2,400.0	—
Debt issuance costs	—	(66.0)	—
Payment of notes payable	(103.3)	—	—
Payment of term loan	(3.2)	—	—
Net transfers from Raytheon	—	—	117.4

Net cash (used in) provided by financing activities	(106.5)	3,310.7	117.4

Effect of exchange rates on cash and cash equivalents	0.1	—	—
Net (decrease) increase in cash and cash equivalents	(195.3)	167.7	(17.2)
Cash and cash equivalents at beginning of period	569.5	—	25.9

Cash and cash equivalents at end of period	$374.2	$167.7	$8.7

Supplemental Disclosures:
Net non-cash transfers to (from) property, plant and equipment	$12.0	$(27.7)	$—
Inventories acquired through issuance of notes	$100.8	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Interim Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The Acquisition was completed on March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft.

Predecessor

The accompanying unaudited condensed consolidated financial statements of RA include allocations of certain Raytheon corporate expenses, including legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other Raytheon corporate and infrastructure costs. The expense and cost allocations were determined on bases that were considered reasonable by RA management in order to reflect the utilization of services provided or the benefit received by RA during the periods presented. The unaudited condensed consolidated financial statements included herein do not necessarily reflect the results of operations, financial position, changes in owner’s net investment and cash flows of HBAC in the future or what RA’s financial condition or results of operations would have been had it operated as a separate, stand-alone entity during the periods presented.

Successor

The accompanying unaudited condensed consolidated financial statements include the accounts of HBAC and its subsidiaries subsequent to the Acquisition.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements and notes to conform to the current period presentation. The unaudited condensed consolidated statement of financial position as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those years. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 in February 2008. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As discussed in Note 4, we adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact that the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities will have on our financial position and results of operations.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). SFAS 159 requires business entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for eligible items that existed at the date of adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes a framework for principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We will apply SFAS 141(R) prospectively for business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We are evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) concluded on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact the adoption of EITF 07-1 will have on our financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of the “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options. SAB 107 allowed usage of the “simplified” method for share option grants prior to December 31, 2007. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior would become readily available. However, because the staff understood that such detailed information may not be available by December 31, 2007, SAB 110 allows public companies which do not have historically sufficient experience to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. HBAC currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a more refined estimate. HBAC will continue to use the “simplified” method until it has enough historical experience to provide a more refined estimate of expected term in accordance with SAB 110. The effect of adopting SAB 110 on our financial position and results of operations was not material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes. This accounting standard is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not impact our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This accounting standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We are evaluating the impact the adoption of SFAS 163 will have on our financial position and results of operations.

3. Subsequent Event

On February 21, 2008, HBAC signed a definitive agreement to sell its wholly-owned fuel and line operations to BBA Aviation for $128.5 million. The transaction includes fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. Sales for the fuel and line operations, which are included in the Customer Support segment, were $21.1 million and $41.4 million, respectively, for the three and six months ended June 29, 2008. HBAC will retain its factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico will not be affected.

The sale closed for six of the seven facilities, as allowed by the definitive agreement, on July 24, 2008. HBAC received $105.8 million of cash proceeds as a result of the sale of the six facilities. The sale is expected to close for the final site, Van Nuys, California, in the second half of 2008.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the assets and liabilities of the fuel and line operations are presented as “held for sale” on the statement of financial position. The fuel and line operations do not qualify as a discontinued operation in accordance with SFAS 144, and, accordingly, are not classified as discontinued operations on the financial statements. We do not expect to record a significant gain or loss on the sale of the fuel and line operations.

The assets and liabilities of the fuel and line operations are as follows:

(In millions)	June 29, 2008
Inventories, net	$1.4
Prepaid expenses and other current assets	5.1
Property, plant and equipment, net	12.0
Goodwill	107.2

Total assets	$125.7

Other accrued expenses	$2.2

Total liabilities	$2.2

4. Fair Value

Effective January 1, 2008, HBAC adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities affected by the one year delay identified in FSP 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements; it only applies to accounting pronouncements that already require or permit fair value measures.

To implement SFAS 157, HBAC performed an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. Based on this assessment, the adoption of SFAS 157 did not have a material effect on HBAC’s net asset value. However, adoption of SFAS 157 does require HBAC to provide additional disclosures about the inputs used to develop the fair value measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in HBAC’s periodic filings.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; observable inputs other than quoted prices; and inputs that are derived principally from or corroborated by other observable market data.

Level 3 Inputs – Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at June 29, 2008:

	Fair Value Measurements at Reporting Date Using:
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 29, 2008
Assets
Cash equivalents	$353.4	$—	$—	$353.4
Derivative assets	—	8.9	—	8.9

Total	$353.4	$8.9	$—	$362.3

Liabilities
Derivative liabilities	$—	$20.4	$—	$20.4

Total	$—	$20.4	$—	$20.4

Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy. Our derivative financial instruments consist of foreign currency forward contracts and an interest rate swap, and the fair value of these instruments is derived using valuation models that utilize the income valuation approach. Significant inputs to these valuation models include exchange rates and interest rate yield curves. These inputs are obtained using a third party pricing service and are thus observable, which places them within Level 2 of the fair value hierarchy.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity related to commercial aircraft and part warranty provisions was as follows:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Beginning balance	$60.5	$48.1	$60.8	$48.1	$57.5
Accrual for aircraft and part deliveries	9.6	7.9	15.0	7.9	8.1
(Reversals) accruals related to prior period deliveries	(2.2)	0.6	(2.6)	0.6	(9.7)
Warranty services provided	(3.9)	(6.0)	(9.2)	(6.0)	(4.2)

Ending balance	$64.0	$50.6	$64.0	$50.6	$51.7

Warranty provisions related to aircraft deliveries on contracts accounted for under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts. The change from the Predecessor ending balance as of March 25, 2007 to the Successor beginning balance for the three months ended June 24, 2007 relates to adjustments resulting from the application of purchase accounting.

6. Inventories, net

Inventories consisted of the following:

(In millions)	June 29, 2008	December 31, 2007
Finished goods	$203.1	$180.0
Work in process	1,146.1	805.5
Materials and purchased parts	334.0	303.8

Inventories, net	$1,683.2	$1,289.3

Net non-cash transfers of $2.6 million and $27.7 million for the six months ended June 29, 2008 and the three months ended June 24, 2007, respectively, were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the six months ended June 29, 2008 were as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Balance at December 31, 2007	$353.4	$222.0	$140.6	$716.0
Purchase price allocation adjustments	(3.7)	—	4.2	0.5
Reclassified to assets held for sale	—	—	(107.2)	(107.2)

Balance at June 29, 2008	$349.7	$222.0	$37.6	$609.3

During the six months ended June 29, 2008, HBAC finalized the purchase price allocation of the Acquisition, which resulted in a shift of $3.7 million of goodwill from the Business and General Aviation segment to the Customer Support segment. In addition, HBAC identified final purchase price adjustments resulting in a $0.5 million increase in goodwill. As discussed in Note 3, $107.2 million of goodwill was reclassified to assets held for sale.

8. Debt and Notes Payable

Long-term debt consisted of the following:

(In millions)	June 29, 2008	December 31, 2007
Senior secured term loan due 2014	$1,287.1	$1,290.3
Senior fixed rate notes due 2015	400.0	400.0
Senior PIK-election notes due 2015	400.0	400.0
Senior subordinated notes due 2017	300.0	300.0

Total debt	2,387.1	2,390.3
Less current portion	13.0	13.0

Long-term debt	$2,374.1	$2,377.3

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by a lender upon HBAC’s receipt of goods, and HBAC pays the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 1.85%. At June 29, 2008 and December 31, 2007, outstanding notes payable were $54.1 million and $56.6 million, respectively. The issuance of these notes is treated as a non-cash financing transaction, and $100.8 million of notes were issued during the six months ended June 29, 2008.

9. Income Taxes

HBAC utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

HBAC is included in the consolidated U.S. federal tax return of HBI. HBI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. HBAC’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. We do not anticipate any material changes to our existing tax reserves to occur within the next twelve months.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The provision for income taxes for interim periods is based on estimated annual effective income tax rates. HBAC’s effective tax rate was 36.0% for the six months ended June 29, 2008, and the income tax benefit for this period consisted of $5.0 million for federal income taxes and $0.7 million for state income taxes offset by a $2.1 million provision for foreign income taxes. HBAC’s effective tax rate was 11.1% for the three months ended June 24, 2007, and the income tax benefit for this period consisted of $2.8 million for federal income taxes and $6.8 million for state income taxes. The permanent items reducing the effective tax rate had a greater impact on the effective tax rate for the three months ended June 24, 2007 than for the six months ended June 29, 2008 due to the adverse impact of purchase accounting on projected 2007 book income before taxes. RA’s effective tax rate was 38.6% for the three months ended March 25, 2007.

10. Pension and Other Employee Benefits

HBAC has several defined benefit pension and retirement plans covering the majority of its employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, HBAC provides certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007

Service cost	$5.9	$7.0	$11.9	$7.0	$6.6
Interest cost	13.1	12.8	26.2	12.8	13.8
Expected return on plan assets	(16.3)	(16.4)	(32.6)	(16.4)	(17.1)
Amortization of prior service cost	—	—	—	—	0.9
Amortization of net (gain) loss	(1.2)	—	(2.5)	—	4.2

Net amount recognized	$1.5	$3.4	$3.0	$3.4	$8.4

The net periodic benefit cost for the Predecessor includes expense from the United Kingdom Pension Benefits plans of $0.8 million for the three months ended March 25, 2007. As a result of the Acquisition, Raytheon retained the United Kingdom Pension Benefits plans and their associated assets and liabilities. HBAC implemented a defined contribution plan for its employees in the United Kingdom, and, for the three and six months ended June 29, 2008, recognized $0.3 million and $0.6 million, respectively, of expense associated with this plan. For the three months ended June 24, 2007, HBAC recognized $0.2 million of expense for this plan.

The following table outlines the components of net periodic benefit cost for Other Benefits:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Service cost	$0.1	$0.2	$0.3	$0.2	$0.2
Interest cost	0.3	0.3	0.6	0.3	0.2
Amortization of transition obligation	—	—	—	—	0.2

Net amount recognized	$0.4	$0.5	$0.9	$0.5	$0.6

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.7 million and $1.0 million, respectively, in 2008.

HBAC maintains a 401(k) plan (defined contribution plan) under which covered employees are allowed to contribute up to a specific percentage of their pay. HBAC matches (“HBAC Match”) up to a maximum of 4% of the employee’s pay. The HBAC Match is invested in the same way as the employee contributions. Total HBAC Match expense was $4.6 million and $9.7 million, respectively, for the three and six months ended June 29, 2008. For the three months ended June 24, 2007, HBAC’s match expense was $3.6 million. The Predecessor had a similar plan for which the expense was $4.1 million for the three months ended March 25, 2007.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HBAC maintains a retirement income savings program (“RISP”) for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. HBAC contributes to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $0.8 million and $1.4 million, respectively, for the three and six months ended June 29, 2008. For the three months ended June 24, 2007, total expense for the RISP was $0.1 million. The Predecessor had a similar retirement income savings program for which the expense was less than $0.1 million for the three months ended March 25, 2007.

11. Stock-Based Compensation

During the six months ended June 29, 2008, HBI granted nonqualified employee stock options with vesting based on future service or financial performance. HBAC applied the fair value provisions of SFAS No. 123(R), Share-Based Payment, to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Service Vesting	Performance Vesting
Expected term in years	6.4	6.4
Expected volatility	37.1%	37.7%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.4%	3.3%

The expected term represents the period of time the options are expected to be outstanding and was determined for new grants using the simplified method as prescribed in SAB 110. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of the award. The expected volatility assumption was calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over a period that approximates the expected term of the option granted.

Stock option activity for the six months ended June 29, 2008 was as follows:

Service Vesting	Number of Options
Outstanding at December 31, 2007	3,710,678
Granted	289,982
Exercised	(67,249)
Forefeited or expired	(158,459)

Outstanding at June 29, 2008	3,774,952

Performance Vesting	Number of Options
Outstanding at December 31, 2007	4,131,604
Granted	299,218
Exercised	(39,966)
Forefeited or expired	(178,874)

Outstanding at June 29, 2008	4,211,982

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted share activity for the six months ended June 29, 2008 was as follows:

Number of Shares
Nonvested at December 31, 2007	464,505
Granted	1,940
Vested	(103,916)
Forfeited	—

Nonvested at June 29, 2008	362,529

During the six months ended June 29, 2008, HBAC recognized $7.2 million of cost for stock-based compensation.

12. Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $14.7 million and $2.8 million for the six months ended June 29, 2008 and the three months ended June 24, 2007, respectively. The Predecessor received components from Spirit of approximately $6.0 million for the three months ended March 25, 2007. Advance payments to Spirit for goods not yet received were $4.2 million and $2.4 million at June 29, 2008 and December 31, 2007, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an Initial Purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger, joint book runner, syndication agent and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and Onex Partners II LP, effective upon the closing of the Acquisition. Under the arrangement, we pay these parties an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement.

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

Related party transactions for the Predecessor refer to transactions with Raytheon and its affiliates.

13. Commitments and Contingencies

In the normal course of business, HBAC leases equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Rent expense for HBAC was $3.1 million and $4.9 million, respectively, for the three and six months ended June 29, 2008. Rent expense for HBAC was $2.0 million for the three months ended June 24, 2007, and rent expense for RA was $6.3 million for the three months ended March 25, 2007. As a result of the Acquisition, Raytheon retained certain lease obligations that were previously held by RA.

HBAC has assigned certain leasehold interests to third parties but remains liable to the lessor to the extent the assignee defaults on future lease payments amounting to $10.4 million and $10.9 million at June 29, 2008 and December 31, 2007, respectively, extending through 2021.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HBAC has committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $39.0 million and $6.8 million are required under these contracts at June 29, 2008 and December 31, 2007, respectively. The increase in commitments is driven primarily by plans to upgrade our existing service center in Indianapolis, Indiana, to open a new service center in Mesa, Arizona and to purchase new tooling and machinery.

HBAC retains liability for losses and expenses for aircraft product liability up to a maximum of $5 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over $5 million per occurrence. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $7.8 million and $7.4 million at June 29, 2008 and December 31, 2007, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. HBAC currently has no offsetting receivable for insurance recovery associated with this estimate.

HBAC is involved in various stages of investigation and cleanup related to remediation of various environmental sites. HBAC’s estimate of total environmental remediation costs expected to be incurred is $2.2 million. Discounted at a weighted-average risk-free rate of 6.0%, HBAC estimates the liability to be $1.2 million and accrued this amount in other accrued expenses at June 29, 2008. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of HBAC’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations or liquidity.

HBAC issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of HBAC or its affiliates. Approximately $103.9 million, $97.0 million and $1.3 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 29, 2008, respectively, and $101.0 million, $68.8 million and $3.8 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2016.

HBAC is subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect HBAC’s financial position, results of operations and liquidity, including recovery of its investment in new aircraft.

HBAC as a defense contractor is subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect HBAC’s financial position, results of operations and liquidity.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc. (“GS Group”), Sanjeev Mehra (an employee of GS Group and one of our directors), Hawker Beechcraft Corporation (“HBC”), Hawker Beechcraft Charter & Management, Inc. (“HBCM”) and Hawker Beechcraft Services, Inc. (“HBS”). The complaint alleges that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. The plaintiffs seek up to $300 million in damages. The defendants removed the action to the federal district court in the Central District of California. On June 6, 2008, the plaintiffs filed an amended complaint naming GS Group, Sanjeev Mehra and HBC as defendants. The amended complaint does not name HBCM or HBS. We intend to vigorously defend the action. Defendants moved to dismiss the amended complaint on July 14, 2008. The ultimate liability, if any, of this action is presently indeterminable.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A Texan II (“T-6A”) trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes that the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier nonconformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s (and its predecessor’s) alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation is focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King Air aircraft delivered to the government. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. HBAC is cooperating with the investigation. At this time, HBAC cannot determine whether the government will proceed with any case and, if so, whether HBAC will be liable for any damages or penalties or the amount if liability is found.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against HBAC. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations or liquidity.

14. Business Segment Information

Reportable segments include the following: Business and General Aviation, Trainer Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft and related service contracts. Trainer Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides parts and service support for in-service aircraft worldwide. For Predecessor periods, the Business and General Aviation and Customer Support segments’ net sales included sales to parties affiliated with Raytheon as well as intersegment sales recorded at cost plus a specified fee, which may have differed from what the selling entity would have been able to obtain on external sales. Subsequent to the Acquisition, any sales to parties affiliated with Raytheon are reported as external sales. The Trainer Aircraft segment does not have related party or intersegment sales.

While some working capital accounts are maintained on a segment basis, much of HBAC’s assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of HBAC’s productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment financial results were as follows:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Sales
Business and General Aviation	$816.6	$505.2	$1,241.6	$505.2	$490.6
Trainer Aircraft	93.4	95.2	170.7	95.2	91.2
Customer Support	143.7	126.3	281.4	126.3	116.4
Eliminations	(25.0)	(25.6)	(88.5)	(25.6)	(27.4)

Total	$1,028.7	$701.1	$1,605.2	$701.1	$670.8

Operating Income (Loss)
Business and General Aviation	$53.7	$(48.4)	$29.1	$(48.4)	$8.9
Trainer Aircraft	7.3	11.3	11.6	11.3	12.2
Customer Support	25.4	0.6	44.3	0.6	9.6
Eliminations	—	(0.1)	(0.1)	(0.1)	0.7

Total	$86.4	$(36.6)	$84.9	$(36.6)	$31.4

Intersegment sales for the three and six months ended June 29, 2008 were $15.0 million and $66.4 million, respectively, for Business and General Aviation and $10.0 million and $22.1 million, respectively, for Customer Support. Intersegment sales for the three months ended June 24, 2007 were $16.6 million for Business and General Aviation and $9.0 million for Customer Support. Intersegment sales for RA for the three months ended March 25, 2007 were $13.5 million for Business and General Aviation and $13.9 million for Customer Support.

Sales to affiliated parties for the three months ended March 25, 2007 were $17.4 million and $3.1 million for Business and General Aviation and Customer Support, respectively.

15. Guarantor Subsidiary Financial Information

HBAC’s obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by HBAC. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following unaudited condensed consolidating financial information presents:

Condensed Consolidating Statements of Financial Position as of June 29, 2008 and December 31, 2007 for the Successor; Condensed Consolidating Statements of Operations for the three months ended June 29, 2008, the three months ended June 24, 2007, and the six months ended June 29, 2008 for the Successor; Condensed Consolidating Statements of Operations for the three months ended March 25, 2007 for the Predecessor; Condensed Consolidating Statements of Cash Flows for the six months ended June 29, 2008 and the three months ended June 24, 2007 for the Successor; and Condensed Consolidating Statements of Cash Flows for the three months ended March 25, 2007 for the Predecessor.

Elimination entries necessary to consolidate the Successor and Predecessor with their respective guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

AS OF JUNE 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$354.5	$(0.5)	$20.2	$—	$374.2
Accounts and notes receivable, net	0.4	75.0	3.9	—	79.3
Intercompany receivables	—	1.5	3.0	(4.5)	—
Unbilled revenue	—	37.8	5.2	—	43.0
Inventories, net	—	1,671.6	11.6	—	1,683.2
Current deferred income tax asset	2.8	42.7	1.0	—	46.5
Assets held for sale	—	125.7	—	—	125.7
Prepaid expenses and other current assets	2.0	50.8	1.6	—	54.4

Total current assets	359.7	2,004.6	46.5	(4.5)	2,406.3
Property, plant and equipment, net	17.1	621.2	3.6	—	641.9
Goodwill	—	609.3	—	—	609.3
Intangible assets, net	—	1,083.7	—	—	1,083.7
Investment in subsidiaries	2,475.3	—	—	(2,475.3)	—
Other assets, net	60.0	48.6	—	—	108.6

Total assets	$2,912.1	$4,367.4	$50.1	$(2,479.8)	$4,849.8

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(12.6)	$79.7	$—	$—	$67.1
Advance payments and billings in excess of costs incurred	—	618.2	0.9	—	619.1
Accounts payable	57.9	304.8	10.3	—	373.0
Accrued salaries and wages	—	66.0	(1.0)	—	65.0
Accrued interest payable	44.3	1.0	—	—	45.3
Liabilities held for sale	—	2.2	—	—	2.2
Other accrued expenses	0.8	174.6	13.4	—	188.8

Total current liabilities	90.4	1,246.5	23.6	—	1,360.5
Long-term debt	2,082.1	292.0	—	—	2,374.1
Intercompany loan	(284.9)	287.4	2.0	(4.5)	—
Accrued retiree benefits and other long-term liabilities	14.8	90.7	—	—	105.5
Non-current deferred income tax liability	0.4	—	—	—	0.4

Total liabilities	1,902.8	1,916.6	25.6	(4.5)	3,840.5
Total equity	1,009.3	2,450.8	24.5	(2,475.3)	1,009.3

Total liabilities and equity	$2,912.1	$4,367.4	$50.1	$(2,479.8)	$4,849.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

AS OF DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$558.1	$0.7	$10.7	$—	$569.5
Intercompany receivables	0.5	2.1	4.0	(6.6)	—
Accounts and notes receivable, net	1.1	73.6	5.6	—	80.3
Unbilled revenue	—	19.8	4.3	—	24.1
Inventories, net	—	1,282.2	7.1	—	1,289.3
Current deferred income tax asset	4.2	42.7	1.0	—	47.9
Prepaid expenses and other current assets	—	59.5	1.0	—	60.5

Total current assets	563.9	1,480.6	33.7	(6.6)	2,071.6
Property, plant and equipment, net	15.9	636.9	2.9	—	655.7
Investment in subsidiaries	2,901.9	—	—	(2,901.9)	—
Goodwill	—	716.0	—	—	716.0
Intangible assets, net	—	1,118.2	—	—	1,118.2
Other assets, net	64.8	48.8	0.1	—	113.7

Total assets	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(17.4)	$87.0	$—	$—	$69.6
Advance payments and billings in excess of costs incurred	—	540.0	1.2	—	541.2
Accounts payable	58.8	286.8	4.9	(26.8)	323.6
Accrued salaries and wages	4.3	55.9	0.3	—	60.5
Accrued interest payable	23.5	1.9	—	—	25.4
Other accrued expenses	(44.3)	203.9	9.1	—	168.7

Total current liabilities	24.9	1,175.5	15.5	(26.8)	1,189.0
Long-term debt	2,043.9	333.4	—	—	2,377.3
Intercompany loan	462.2	(484.3)	1.9	20.2	—
Accrued retiree benefits and other long-term liabilities	15.7	87.3	—	—	103.0
Non-current deferred income tax liability	(4.6)	6.1	—	—	1.5

Total liabilities	2,542.1	1,118.0	17.4	(6.6)	3,670.8

Total equity	1,004.4	2,882.6	19.3	(2,901.9)	1,004.4

Total liabilities and equity	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED JUNE 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,010.4	$22.1	$(3.8)	$1,028.7
Cost of sales	—	829.3	16.9	(3.8)	842.4

Gross margin	—	181.1	5.2	—	186.3

Selling, general and administrative expenses	0.1	71.9	1.3	—	73.3
Research and development expenses	—	26.6	—	—	26.6

Operating (loss) income	(0.1)	82.6	3.9	—	86.4

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income) , net	43.7	3.3	(0.1)	—	46.9
Other expense, net	—	—	0.2	—	0.2
Equity (income) loss in subsidiaries	(81.6)	—	—	81.6	—

Non-operating (income) expense, net	(38.0)	3.4	0.1	81.6	47.1

Income (loss) before taxes	37.9	79.2	3.8	(81.6)	39.3
Provision for income taxes	13.0	0.2	1.2	—	14.4

Net income (loss)	$24.9	$79.0	$2.6	$(81.6)	$24.9

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED JUNE 24, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$691.4	$14.0	$(4.3)	$701.1
Cost of sales	6.8	641.6	14.4	(4.3)	658.5

Gross margin	(6.8)	49.8	(0.4)	—	42.6

Selling, general and administrative expenses	—	54.3	0.9	—	55.2
Research and development expenses	—	24.0	—	—	24.0

Operating loss	(6.8)	(28.5)	(1.3)	—	(36.6)

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense, net	44.6	6.6	—	—	51.2
Other (income) expense, net	(0.7)	(0.7)	0.3	—	(1.1)
Equity loss (income) in subsidiaries	36.3	—	—	(36.3)	—

Non-operating expense (income), net	80.1	6.0	0.3	(36.3)	50.1

(Loss) income before taxes	(86.9)	(34.5)	(1.6)	36.3	(86.7)
(Benefit from) provision for income taxes	(9.8)	—	0.2	—	(9.6)

Net (loss) income	$(77.1)	$(34.5)	$(1.8)	$36.3	$(77.1)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,569.9	$42.7	$(7.4)	$1,605.2
Cost of sales	—	1,308.2	34.3	(7.4)	1,335.1

Gross margin	—	261.7	8.4	—	270.1

Selling, general and administrative expenses	0.1	130.8	1.8	—	132.7
Research and development expenses	—	52.5	—	—	52.5

Operating (loss) income	(0.1)	78.4	6.6	—	84.9

Intercompany interest (income) expense, net	(0.2)	0.2	—	—	—
Interest expense (income), net	86.5	8.2	(0.2)	—	94.5
Other expense, net	—	—	0.4	—	0.4
Equity (income) loss in subsidiaries	(74.1)	—	—	74.1	—

Non-operating expense, net	12.2	8.4	0.2	74.1	94.9

(Loss) income before taxes	(12.3)	70.0	6.4	(74.1)	(10.0)
(Benefit from) provision for income taxes	(5.9)	0.2	2.1	—	(3.6)

Net (loss) income	$(6.4)	$69.8	$4.3	$(74.1)	$(6.4)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

RAYTHEON AIRCRAFT—PREDECESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(95.9)	$26.1	$10.6	$—	$(59.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.2)	(25.2)	(1.2)	—	(27.6)
Additions to computer software	—	(2.1)	—	—	(2.1)

Net cash used in investing activities	(1.2)	(27.3)	(1.2)	—	(29.7)

Cash flows from financing activities:
Payment of term loan	(3.2)	—	—	—	(3.2)
Payment of notes payable	(103.3)	—	—	—	(103.3)

Net cash used in financing activities	(106.5)	—	—	—	(106.5)

Effect of exchange rates on cash and cash equivalents	—	—	0.1	—	0.1
Net (decrease) increase in cash and cash equivalents	(203.6)	(1.2)	9.5	—	(195.3)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$354.5	$(0.5)	$20.2	$—	$374.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED JUNE 24, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$75.8	$15.2	$2.8	$—	$93.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(13.5)	—	—	(13.5)
Acquisition of business, net of cash acquired	(3,223.3)	—	—	—	(3,223.3)

Net cash used in investing activities	(3,223.3)	(13.5)	—	—	(3,236.8)

Cash flows from financing activities:
Equity contributions	976.7	—	—	—	976.7
Issuance of long-term debt	2,400.0	—	—	—	2,400.0
Debt issuance costs	(66.0)	—	—	—	(66.0)

Net cash provided by financing activities	3,310.7	—	—	—	3,310.7

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Net increase in cash and cash equivalents	163.2	1.7	2.8	—	167.7
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$163.2	$1.7	$2.8	$—	$167.7

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

RAYTHEON AIRCRAFT—PREDECESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(133.2)	$28.8	$(2.9)	$—	$(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(26.2)	—	—	(26.2)
Additions to computer software	—	(1.1)	—	—	(1.1)

Net cash used in investing activities	—	(27.3)	—	—	(27.3)

Cash flows from financing activities:
Net transfers from Raytheon	117.4	—	—	—	117.4

Net cash provided by financing activities	117.4	—	—	—	117.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(15.8)	1.5	(2.9)	—	(17.2)
Cash and cash equivalents at beginning of period	18.5	1.6	5.8	—	25.9

Cash and cash equivalents at end of period	$2.7	$3.1	$2.9	$—	$8.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 29, 2008 and the three months ended June 24, 2007 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”), the successor business (“Successor”) to Raytheon Aircraft (“RA”). The discussion and analysis of financial condition and results of operations for the three months ended March 25, 2007 reflects the business of RA, the predecessor business (“Predecessor”) acquired by Hawker Beechcraft, Inc. (“HBI”), the parent company of HBAC (“the Acquisition”). Unless otherwise indicated, the discussion and analysis of the Predecessor does not give effect to the Acquisition or include pro forma adjustments.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in the Annual Report on Form 10-K for the year ended December 31, 2007.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, including statements that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results may differ significantly from those envisaged by our forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions, production delays resulting from lack of regulatory certifications and other factors, competition in our existing and future markets, lack of market acceptance of our products and services, the substantial leverage and debt service resulting from our indebtedness, loss or retirement of key executives and other risks disclosed in our filings with the Securities and Exchange Commission.

Our Company

We operate in the global general aviation industry and are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 26 countries to an estimated installed fleet of more than 36,000 aircraft. We believe that our backlog, which was $7.4 billion at June 29, 2008, demonstrates strong market acceptance of our existing products and derivative models.

We have three operating segments—Business and General Aviation, Trainer Aircraft and Customer Support. The Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft as well as manufactures and provides aircraft parts to our Trainer Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. The Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft. The Customer Support segment provides aftermarket parts and service support for our installed fleet of aircraft worldwide.

Recent Events

On February 21, 2008, we signed a definitive agreement to sell our wholly-owned fuel and line operations to BBA Aviation for $128.5 million. The transaction includes fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. Sales for the fuel and line operations, which are included in the Customer Support segment, were $21.1 million and $41.4 million, respectively, for the three and six months ended June 29, 2008. We will retain our factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico will not be affected. The sale closed for six of the seven facilities, as allowed by the definitive agreement, on July 24, 2008. HBAC received $105.8 million of cash proceeds as a result of the sale of the six facilities. The sale is expected to close for the final site, Van Nuys, California, in the second half of 2008.

On June 12, 2008, the Hawker 4000, our new composite, super-midsize business jet, received FAA type and production certification enabling us to commence customer deliveries. The initial customer delivery of the Hawker 4000 occurred on June 18, 2008. In the near term, the timing of early production deliveries could be impacted in the event that we or our customers elect to defer deliveries until certain planned product enhancements are incorporated in the aircraft type design later in the year.

On June 6, 2008, we suspended deliveries of the T-6A Texan II (“T-6A”) military trainer to our U.S. Government customer pending resolution of quality issues with a supplier’s component. We are working closely with the vendor and the customer and anticipate resuming deliveries later this year.

On August 2, 2008, our union work force failed to ratify a new collective bargaining agreement and voted to engage in a strike. The strike started on August 4, 2008 and has affected our Wichita and Salina, Kansas operations. We are managing the impact on our current operations; however, we cannot be certain of the duration or full extent of the strike.

Results of Operations

	Successor		Successor		Predecessor
(In millions)	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Sales	$1,028.7	$701.1	$1,605.2	$701.1	$670.8
Cost of sales	842.4	658.5	1,335.1	658.5	558.6

Gross margin	186.3	42.6	270.1	42.6	112.2

Selling, general and administrative expenses	73.3	55.2	132.7	55.2	59.5
Research and development expenses	26.6	24.0	52.5	24.0	21.3

Operating income (loss)	86.4	(36.6)	84.9	(36.6)	31.4

Inter-company interest expense, net	—	—	—	—	15.8
Interest expense (income), net	46.9	51.2	94.5	51.2	(0.9)
Other expense (income), net	0.2	(1.1)	0.4	(1.1)	(0.1)

Non-operating expense, net	47.1	50.1	94.9	50.1	14.8

Income (loss) before taxes	39.3	(86.7)	(10.0)	(86.7)	16.6
Provision for (benefit from) income taxes	14.4	(9.6)	(3.6)	(9.6)	6.4

Net income (loss)	$24.9	$(77.1)	$(6.4)	$(77.1)	$10.2

Three Months Ended June 29, 2008 as Compared to Three Months Ended June 24, 2007

Sales. As detailed in the table below, sales were $1,028.7 million for the three months ended June 29, 2008 compared to $701.1 million during the three months ended June 24, 2007. The increase is primarily the result of volume increases in the Business and General Aviation segment.

	Successor
Sales	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007

(In millions)
Business and General Aviation	$816.6	$505.2
Trainer Aircraft	93.4	95.2
Customer Support	143.7	126.3
Eliminations	(25.0)	(25.6)

Total	$1,028.7	$701.1

The $311.4 million increase in Business and General Aviation sales is principally attributable to changes in the volume and mix of new aircraft deliveries as reflected in the aircraft unit delivery table below. When comparing period performance, changes in the volume, mix and distribution channel of aircraft deliveries can have a significant impact on our financial results.

	Successor
	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007
Business and General Aviation
New Aircraft Deliveries
Hawker 4000	1	—
Hawker 900XP	17	—
Hawker 800XP/850XP	3	10
Hawker 750	6	—
Hawker 400XP	11	8
Premier	12	12
King Airs	50	34
Pistons	29	31

Total	129	95

Sales in the Trainer Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) contract. Revenue is recognized on this contract under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, is recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. GBTS revenues will continue to decline in the coming years as activation of the U.S. Air Force and Navy Training Bases is nearing an end. During the three months ended June 29, 2008, the segment delivered 19 T-6A aircraft under its JPATS contracts compared to 14 aircraft during the three months ended June 24, 2007.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft owners. The increase in segment sales was primarily driven by a higher volume of parts sales, an increase in the price of fuel resulting in higher fuel sales and improved maintenance volume.

Operating Income. As detailed in the table below, operating income was $86.4 million for the three months ended June 29, 2008 compared to an operating loss of $36.6 million for three months ended June 24, 2007. Increased sales volume in the Business and General Aviation segment, improved operating margins in the Customer Support segment and the effects of purchase accounting on our 2007 results are the primary reasons for the improved operating income.

	Successor
	Three Months Ended June 29, 2008	Three Months Ended June 24, 2007
Operating Income (Loss)
(In millions)
Business and General Aviation	$53.7	$(48.4)
Trainer Aircraft	7.3	11.3
Customer Support	25.4	0.6
Eliminations	—	(0.1)

Total	$86.4	$(36.6)

Business and General Aviation segment operating income was $53.7 million for the three months ended June 29, 2008 compared to a loss of $48.4 million for the three months ended June 24, 2007. The improvement in operating income is attributable to the higher volume and changes in the mix and distribution channel of new aircraft delivered. Offsetting these improvements was a $16.3 million charge recorded during the three months ended June 29, 2008 associated with specific early-production Hawker 4000 units with estimated product cost in excess of estimated net sales price. The charge results from an increase in expected cost to conform the early production aircraft to the final type design. Additionally, $43.6 million of non-recurring and non-cash charges associated with the step-up in finished goods and work in process inventory in accordance with purchase accounting as a result of the Acquisition were incurred during the three months ended June 24, 2007.

Trainer Aircraft segment operating income was $7.3 million for the three months ended June 29, 2008 compared to $11.3 million for the three months ended June 24, 2007. The decrease was primarily due to increased depreciation and amortization charges for the three months ended June 29, 2008 related to the December 2007 finalization of purchase accounting as a result of the Acquisition, offset by a variance in the impact of updated sales and cost estimates on the JPATS contract. The use of the cost-to-cost method of revenue recognition for this contract causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments were recorded totaling $4.0 million for the three months ended June 29, 2008 compared to $0.6 million for the three months ended June 24, 2007.

Customer Support segment operating income was $25.4 million for the three months ended June 29, 2008 compared to $0.6 million for the three months ended June 24, 2007. During the three months ended June 29, 2008, higher sales volume and ongoing operational and strategic pricing initiatives favorably impacted segment operating income. In addition, $16.3 million of non-recurring and non-cash charges associated with the step-up in finished goods and work in process inventory in accordance with purchase accounting as a result of the Acquisition were incurred during the three months ended June 24, 2007.

Selling, general, and administrative expense totaled $73.3 million, or 7.1% of sales, for the three months ended June 29, 2008 compared to $55.2 million, or 7.9% of sales, for the three months ended June 24, 2007. The overall increase in selling, general and administrative expenses is driven primarily by increased costs to support higher sales and new order volume in the Business and General Aviation segment. The decrease as a percentage of sales is impacted by $4.2 million of non-recurring, initial set-up costs to replace various services previously provided by Raytheon incurred during the three months ended June 24, 2007.

Research and development expense was $26.6 million for the three months ended June 29, 2008 compared to $24.0 million for the three months ended June 24, 2007. This expense is principally related to upgrading our product offerings in both the general aviation and trainer aircraft markets in which we compete as well as certification activities for the Hawker 4000. On May 19, 2008, we announced the launch of the Premier II business jet development program.

Depreciation and amortization expense is a significant component of operating income and has been impacted by the step-up in property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. Depreciation and amortization expense was $39.4 million and $37.6 million for the three months ended June 29, 2008 and June 24, 2007, respectively. Included within these amounts were $17.5 million and $15.3 million for the three months ended June 29, 2008 and June 24, 2007, respectively, related to the purchase accounting step-up.

Non-operating Expense, net. Non-operating expense, net, was $47.1 million for the three months ended June 29, 2008 compared to $50.1 million for the three months ended June 24, 2007. During both periods, this expense was essentially comprised of interest expense associated with the debt resulting from the Acquisition offset by interest income generated from our cash equivalents.

Provision for Income Taxes. The effective tax rate was 36.6% for the three months ended June 29, 2008 compared to 11.1% for the three months ended June 24, 2007. The permanent items reducing the effective tax rate had a greater impact on the effective tax rate for the three months ended June 24, 2007 than for the three months ended June 29, 2008 due to the adverse impact of purchase accounting on projected 2007 book income before taxes.

Six Months Ended June 29, 2008

Sales. As detailed in the table below, sales were $1,605.2 million for the six months ended June 29, 2008 and were principally influenced by the volume and mix of new aircraft deliveries in the Business and General Aviation segment.

Successor
Six Months Ended June 29, 2008
Sales
(In millions)
Business and General Aviation	$1,241.6
Trainer Aircraft	170.7
Customer Support	281.4
Eliminations	(88.5)

Total	$1,605.2

Sales in the Business and General Aviation segment during the six months ended June 29, 2008 totaled $1,241.6 million, reflecting the volumes and mix of aircraft deliveries shown in the table below.

Successor
Six Months Ended June 29, 2008
Business and General Aviation
New Aircraft Deliveries
Hawker 4000	1
Hawker 900XP	23
Hawker 800XP/850XP	5
Hawker 750	6
Hawker 400XP	14
Premier	21
King Airs	79
Pistons	52

Total	201

Sales in the Trainer Aircraft segment are principally comprised of revenue on the JPATS contract and totaled $170.7 million for the six months ended June 29, 2008. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, is recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the COMBS and GBTS elements of our contract with the U.S. Government. GBTS revenues will continue to decline in the coming years as activation of the U.S. Air Force and Navy Training Bases is nearing an end. During the six months ended June 29, 2008, the segment delivered 36 T-6A aircraft under its JPATS contracts.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft owners. The increase in segment sales was primarily driven by a higher volume of parts sales, an increase in the price of fuel resulting in higher fuel sales and improved maintenance volume.

Operating Income. As detailed in the table below, operating income was $84.9 million for the six months ended June 29, 2008.

Successor
Six Months Ended June 29, 2008
Operating Income (Loss)
(In millions)
Business and General Aviation	$29.1
Trainer Aircraft	11.6
Customer Support	44.3
Eliminations	(0.1)

Total	$84.9

Business and General Aviation segment operating income was $29.1 million for the six months ended June 29, 2008, reflecting increased aircraft delivery volumes and changes in product mix. Offsetting the increased volumes were charges totaling $34.7 million to reflect the projected increase in cost associated with specific early-production Hawker 4000 units that have estimated product cost in excess of estimated net sales price.

Trainer Aircraft segment operating income was $11.6 million for the six months ended June 29, 2008 and included favorable cumulative catch-up adjustments totaling $6.2 million as a result of updates to U.S. Government and foreign contract estimates. Operating income was negatively impacted by non-cash charges totaling $10.6 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition. The increase in depreciation and amortization expense will continue in future periods.

Customer Support operating income was $44.3 million for the six months ended June 29, 2008 and was favorably impacted by higher sales volume and ongoing operational and strategic pricing initiatives.

Selling, general, and administrative expense totaled $132.7 million for the six months ended June 29, 2008 and reflects increased activity to support higher Business and General Aviation sales and new order volume. Selling, general and administrative expenses for the six months ended June 29, 2008 also included $0.5 million of non-recurring costs to replace various services previously provided by Raytheon.

Research and development expense was $52.5 million for the six months ended June 29, 2008. This expense is principally related to upgrading our product offerings in both the general aviation and trainer aircraft markets in which we compete as well as certification activities for the Hawker 4000.

Depreciation and amortization expense is a significant component of operating income and has been impacted by the step-up in property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. Depreciation and amortization expense was $78.2 million for the six months ended June 29, 2008 and included $35.0 million related to the purchase accounting step-up.

Non-operating Expense, net. Non-operating expense, net, was $94.9 million for the six months ended June 29, 2008 and was essentially comprised of interest expense associated with the debt resulting from the Acquisition offset by interest income generated from our cash equivalents.

Provision for Income Taxes. The effective tax rate was 36.0% for the six months ended June 29, 2008, and the income tax benefit for the period consisted of $5.0 million for federal income taxes and $0.7 million for state income taxes offset by a $2.1 million provision for foreign income taxes.

Three Months Ended March 25, 2007

Sales. As reflected in the table below, sales for the Predecessor were $670.8 million for the three months ended March 25, 2007.

Predecessor
Three Months Ended March 25, 2007
Sales
(In millions)
Business and General Aviation	$490.6
Trainer Aircraft	91.2
Customer Support	116.4
Eliminations	(27.4)

Total	$670.8

Sales in the Business and General Aviation segment during the three months ended March 25, 2007 totaled $490.6 million. During this period, 79 aircraft were delivered, including 14 Premier 1A aircraft which were delayed from 2006 as a result of pending FAA approval of revisions to required operating manuals. Approval was received in January and deliveries resumed in February 2007.

Sales in the Trainer Aircraft segment are principally comprised of program revenue on the JPATS contract and totaled $91.2 million during the three months ended March 25, 2007. This program recognizes revenue using the cost-to-cost method to measure progress towards completion. Accordingly, sales are recognized as costs are incurred. During the three months ended March 25, 2007 the segment delivered 9 T-6A aircraft under its JPATS contract.

Sales in the Customer Support segment are comprised of spare parts and maintenance service sales and totaled $116.4 million for the three months ended March 25, 2007.

Operating Income. As reflected in the table below, operating income for the Predecessor was $31.4 million for the three months ended March 25, 2007.

Predecessor
Three Months Ended March 25, 2007
Operating Income (Loss)
(In millions)
Business and General Aviation	$8.9
Trainer Aircraft	12.2
Customer Support	9.6
Eliminations	0.7

Total	$31.4

Business and General Aviation segment operating income reflected the delivery volumes and mix of general aviation aircraft delivered during the quarter. Trainer Aircraft segment operating income included favorable cumulative catch-up adjustments of $3.4 million as a result of updates to contract estimates during the quarter. Customer Support segment operating income was favorably impacted by the termination of an unprofitable contract with Flight Options, LLC, a former related party of the Predecessor.

Selling, general and administrative expense was $59.5 million for the three months ended March 25, 2007 and was impacted by increased sales and marketing costs and additional staffing levels in customer service operations.

Research and development expense was $21.3 million for the three months ended March 25, 2007. This expense was principally devoted to the upgrade of our product offerings in the general aviation marketplace through a derivative aircraft strategy and certification activities associated with the Hawker 4000.

Non-operating Expense, net. Non-operating expense, net, under the Predecessor was $14.8 million for the three months ended March 25, 2007 and was essentially comprised of intercompany interest expense payable to Raytheon.

Provision for Income Taxes. The effective tax rate for the three months ended March 25, 2007 was 38.6% and reflected the pre-acquisition tax structure of the Predecessor.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Successor		Predecessor
(In millions)	Six Months Ended June 29, 2008	Three Months Ended June 24, 2007	Three Months Ended March 25, 2007
Net cash (used in) provided by operating activities	$(59.2)	$93.8	$(107.3)
Net cash used in investing activities	(29.7)	(3,236.8)	(27.3)
Net cash (used in) provided by financing activities	(106.5)	3,310.7	117.4
Effect of exchange rates on cash and cash equivalents	0.1	—	—

Net (decrease) increase in cash and cash equivalents	$(195.3)	$167.7	$(17.2)

Six Months Ended June 29, 2008. Net cash used in operating activities was $59.2 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates for the Hawker 4000 and other aircraft models partially offset by a financing arrangement with a third party that extends payment terms for engine purchases in exchange for short-term promissory notes, improved earnings adjusted for non-cash charges, increased commercial aircraft deposits received and an increase in accounts payable. The seasonality of our aircraft deliveries coupled with a more linear aircraft production schedule also contributed to net operating cash consumption for the six months ended June 29, 2008.

Net cash used in investing activities of $29.7 million included capital expenditures of $27.6 million primarily related to tooling, facilities improvements and equipment used in the manufacturing process and additions to computer software of $2.1 million.

Net cash used in financing activities of $106.5 million represents payments on notes payable used to finance engine purchases and mandatory principal payments of the senior secured term loan.

Three Months Ended June 24, 2007. Net cash provided by operating activities was $93.8 million. The net cash generated was primarily due to customer deposits received on new commercial aircraft and payments received on general aviation financing receivables. Partially offsetting these impacts was cash used in building commercial aircraft inventory on a more linear timeline compared to aircraft deliveries, which are more heavily weighted to occur during the second half of the year, as well as the reduction of JPATS advance payments due to the changed payment terms associated with the program going forward.

Net cash used in investing activities of $3,236.8 million included capital expenditures of $13.5 million primarily related to company-manufactured tooling and modernizing equipment used in the manufacturing process. The balance of investing cash used relates to the Acquisition consideration.

Net cash provided by financing activities of $3,310.7 million represents the equity and debt financing received related to the Acquisition.

Three Months Ended March 25, 2007. Net cash used in operating activities was $107.3 million and was primarily due to the more linear build of commercial aircraft compared to aircraft sales, which generally increase during the second half of the year, as well as the reduction of JPATS advance payments. Partially offsetting these factors was collection of general aviation financing receivables.

Net cash used in investing activities of $27.3 million included capital expenditures of $26.2 million primarily related to company-manufactured tooling and modernizing equipment used in the manufacturing process and $1.1 million of additions to computer software.

Cash provided by financing activities of $117.4 million represents net transfers from Raytheon.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

In connection with the Acquisition, we issued $1,100.0 million of notes, including $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015, $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017. In February 2008, we exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 (the “Securities Act”) and do not bear restrictions on transferability mandated by the Securities Act or certain penalties for failure to file a registration statement relating to the exchange. In addition, in connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, an undrawn $400.0 million revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future.

The indentures governing the notes and the credit agreement governing our senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

•	incur indebtedness or issue disqualified stock or preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments or acquisitions;

•	create liens;

•	sell assets;

•	engage in sale and leaseback transactions;

•	restrict dividends or other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

We have substantial indebtedness. As of June 29, 2008, our total indebtedness was $2,441.2 million, including $54.1 million of short-term obligations payable to a third party under a financing arrangement. We also had an additional $400.0 million available for borrowing under our revolving credit facility as well as up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our senior PIK-election notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. Our liquidity requirements are significant, primarily due to debt service obligations.

As of June 29, 2008, we continue to be in full compliance with all covenants contained in our debt agreements.

As of June 29, 2008, we had $374.2 million of cash and cash equivalents. We are developing a cash deployment plan that may include any combination of prepayment of our term loan, repurchase of notes, strategic acquisitions or other investments in our business. Our management believes that our cash on hand, together with cash from operations and, if required, borrowings under our revolving credit facility will be sufficient to meet our cash requirements for the next twelve months.

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

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Orders from the U.S. and foreign governments are included in backlog upon receipt of an executed contract up to the authorized funding limit. Our backlog was $7.4 billion at June 29, 2008 and includes significant orders with NetJets® Inc. and the U.S. Government.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity. See Note 13 to the unaudited condensed consolidated financial statements for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the six months ended June 29, 2008. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31,2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of June 29, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Not applicable. Because our management was not required to, and did not, file an annual report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 for the prior fiscal year, it did not perform an evaluation, pursuant to Rule 13(a) or 15(d), of any change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 13 to the unaudited condensed consolidated financial statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 26, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations and liquidity.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc. (“GS Group”), Sanjeev Mehra (an employee of GS Group and one of our directors), Hawker Beechcraft Corporation (“HBC”), Hawker Beechcraft Charter & Management, Inc. (“HBCM”) and Hawker Beechcraft Services, Inc. (“HBS”). The complaint alleges that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. The plaintiffs seek up to $300 million in damages. The defendants removed the action to the federal district court in the Central District of California. On June 6, 2008, the plaintiffs filed an amended complaint naming GS Group, Sanjeev Mehra and HBC as defendants. The amended complaint does not name HBCM or HBS. We intend to vigorously defend the action. Defendants moved to dismiss the amended complaint on July 14, 2008. The ultimate liability, if any, of this action is presently indeterminable.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes that the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier nonconformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition.

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s (and its predecessor’s) alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation is focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King-Air aircraft delivered to the government. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. HBAC is cooperating with the investigation. At this time, HBAC cannot determine whether the government will proceed with any case and, if so, whether HBAC will be liable for any damages or penalties or the amount if liability is found.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On August 2, 2008, our union work force failed to ratify a new collective bargaining agreement and voted to engage in a strike. The strike started on August 4, 2008 and has affected our Wichita and Salina, Kansas operations. We are managing the impact on our current operations; however, we cannot be certain of the duration or full extent of the strike.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Hawker Beechcraft Excess Savings and Deferred Compensation Plan, Amended and restated April 23, 2008.

10.2	Form of 2008 Equity Investment Plan as Amended and Restated May 9, 2008.

10.3	Amendment to Employment Agreement of James E. Schuster, dated as of May 9, 2008.

10.4	Amendment to Employment Agreement of James K. Sanders, dated as of May 9, 2008.

31.1.1	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

	By:	Hawker Beechcraft, Inc., its Sole Member

	By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ James D. Knight
James D. Knight, Vice President and Controller
(Principal Accounting Officer)

Date: August 5, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

	By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ James D. Knight
James D. Knight
(Principal Accounting Officer)

Date: August 5, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.1	Hawker Beechcraft Excess Savings and Deferred Compensation Plan, Amended and restated April 23, 2008.

10.2	Form of 2008 Equity Investment Plan as Amended and Restated May 9, 2008.

10.3	Amendment to Employment Agreement of James E. Schuster, dated as of May 9, 2008.

10.4	Amendment to Employment Agreement of James K. Sanders, dated as of May 9, 2008.

31.1.1	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.