Form 10-Q
period 2008-09-28
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2008-11-04
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-147828

Hawker Beechcraft Acquisition Company, LLC

Hawker Beechcraft Notes Company

(Exact name of registrant as specified in its charter)

Delaware	71-1018770, 20-8650498
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	September 28, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$319.0	$569.5
Accounts and notes receivable, net	98.4	80.3
Unbilled revenue	42.8	24.1
Inventories, net	1,923.2	1,289.3
Current deferred income tax asset	35.9	47.9
Assets held for sale	21.6	—
Prepaid expenses and other current assets	29.1	60.5

Total current assets	2,470.0	2,071.6

Property, plant and equipment, net	639.3	655.7
Goodwill	599.6	716.0
Intangible assets, net	1,066.4	1,118.2
Non-current deferred income tax asset	47.5	—
Other assets, net	103.8	113.7

Total assets	$4,926.6	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$102.7	$69.6
Advance payments and billings in excess of costs incurred	613.7	541.2
Accounts payable	397.0	323.6
Accrued salaries and wages	60.1	60.5
Accrued interest payable	70.4	25.4
Other accrued expenses	233.1	168.7

Total current liabilities	1,477.0	1,189.0

Long-term debt	2,370.8	2,377.3
Accrued retiree benefits and other long-term liabilities	115.8	103.0
Non-current deferred income tax liability	—	1.5

Total liabilities	3,963.6	3,670.8

Paid-in capital	996.1	989.2
Accumulated other comprehensive (loss) income	(6.3)	14.4
Retained (deficit) earnings	(26.8)	0.8

Total equity	963.0	1,004.4

Total liabilities and equity	$4,926.6	$4,675.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Successor		Successor		Predecessor
	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Sales:
Aircraft and parts	$728.4	$815.4	$2,201.8	$1,457.1	$603.9
Services	54.9	55.6	186.7	115.0	46.4
Sales to related parties	—	—	—	—	20.5

Total sales	783.3	871.0	2,388.5	1,572.1	670.8

Cost of sales:
Aircraft and parts	621.9	660.7	1,838.4	1,261.1	486.4
Services	52.4	61.0	171.0	119.1	51.7
Sales to related parties	—	—	—	—	20.5

Cost of sales	674.3	721.7	2,009.4	1,380.2	558.6

Gross margin	109.0	149.3	379.1	191.9	112.2

Selling, general and administrative expenses	65.9	66.4	198.6	121.6	59.5
Research and development expenses	27.8	20.8	80.3	44.8	21.3

Operating income	15.3	62.1	100.2	25.5	31.4

Intercompany interest expense, net	—	—	—	—	15.8
Interest expense (income), net	48.0	56.3	142.5	107.5	(0.9)
Other income, net	(1.1)	(1.7)	(0.7)	(2.8)	(0.1)

Non-operating expense, net	46.9	54.6	141.8	104.7	14.8

(Loss) income before taxes	(31.6)	7.5	(41.6)	(79.2)	16.6

(Benefit from) provision for income taxes	(10.4)	(13.8)	(14.0)	(23.4)	6.4

Net (loss) income	$(21.2)	$21.3	$(27.6)	$(55.8)	$10.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

Condensed Consolidated Statements of Equity:

For the Period January 1, 2007-March 25, 2007 (Predecessor)

	Raytheon's Net Investment	Accumulated Other Comprehensive (Loss)	Total Invested Equity
Balance at January 1, 2007	$1,330.0	$(85.9)	$1,244.1
Net transfers from Raytheon	117.4		117.4
Stock-based compensation	1.2		1.2
Net income	10.2		10.2
Other comprehensive income (loss), net of tax:
Amortization of pension and other benefits		5.5	5.5
Unrealized loss on cash flow hedges		(1.1)	(1.1)
Foreign currency translation adjustments		(1.7)	(1.7)
Unrealized losses on investments		(0.3)	(0.3)

Balance at March 25, 2007	$1,458.8	$(83.5)	$1,375.3

For the Period March 26, 2007-September 28, 2008 (Successor)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$—	$—	$976.7
Stock-based compensation	12.5			12.5
Net income		0.8		0.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			27.0	27.0
Unrealized loss on cash flow hedges			(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)	(0.3)

Balance at December 31, 2007	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	6.9			6.9
Net loss		(27.6)		(27.6)
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			0.4	0.4
Unrealized loss on cash flow hedges			(20.5)	(20.5)
Foreign currency translation adjustments			(0.6)	(0.6)

Balance at September 28, 2008	$996.1	$(26.8)	$(6.3)	$963.0

Comprehensive (Loss) Income:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Net (loss) income	$(21.2)	$21.3	$(27.6)	$(55.8)	$10.2
Foreign currency translation adjustments	(1.4)	0.5	(0.6)	(0.5)	(1.7)
Unrealized loss on cash flow hedges	(23.4)	(11.7)	(20.5)	(5.2)	(1.1)
Unrealized loss on investments	—	—	—	—	(0.3)
Net gain on pension and other benefits	0.1	—	0.4	—	5.5

Total comprehensive (loss) income	$(46.0)	$10.1	$(48.3)	$(61.5)	$12.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Successor		Predecessor
	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Cash flows from operating activities:
Net (loss) income	$(27.6)	$(55.8)	$10.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	63.0	37.5	18.6
Amortization of intangible assets	54.9	37.5	3.3
Amortization of debt issuance costs	7.2	4.8	—
Amortization of deferred compensation	3.0	4.8	—
Stock-based compensation	6.9	7.5	1.2
Current and deferred income taxes	(14.5)	(12.9)	(10.3)

Changes in assets and liabilities:
Accounts receivable, net	(18.5)	16.1	8.6
Unbilled revenue, advanced payments and billings in excess of costs incurred	53.8	160.8	(81.0)
Inventories, net	(464.3)	(106.2)	(87.9)
Prepaid expenses and other current assets	12.4	(60.8)	33.2
Accounts payable	73.4	0.6	(6.7)
Accrued salaries and wages	(0.4)	9.8	0.3
Other accrued expenses	114.9	106.0	(15.9)
Pension and other changes, net	(18.0)	6.3	3.5
Income taxes paid	(6.3)	—	—
Origination of financing receivables	—	—	(20.6)
Collection of financing receivables not sold	0.4	40.4	36.2

Net cash (used in) provided by operating activities	(159.7)	196.4	(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(46.2)	(30.7)	(26.2)
Additions to computer software	(3.1)	—	(1.1)
Proceeds from sale of fuel and line operations, net	101.7	—	—
Acquisition of business, net of cash acquired	—	(3,218.0)	—

Net cash provided by (used in) investing activities	52.4	(3,248.7)	(27.3)

Cash flows from financing activities:
Payment of notes payable	(136.0)	—	—
Payment of term loan	(6.5)	(6.5)	—
Equity contributions	—	976.7	—
Issuance of long-term debt	—	2,400.0	—
Debt issuance costs	—	(72.0)	—
Net transfers from Raytheon	—	—	117.4

Net cash (used in) provided by financing activities	(142.5)	3,298.2	117.4

Effect of exchange rates on cash and cash equivalents	(0.7)	—	—

Net (decrease) increase in cash and cash equivalents	(250.5)	245.9	(17.2)
Cash and cash equivalents at beginning of period	569.5	—	25.9

Cash and cash equivalents at end of period	$319.0	$245.9	$8.7

Supplemental Disclosures:
Net non-cash transfers to (from) property, plant and equipment	$12.8	$(27.7)	$—
Inventories acquired through issuance of notes	$169.1	$41.6	$—

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

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. As discussed in Note 4, we adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our consolidated financial position or results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 in February 2008. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the potential impact that the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). SFAS 159 requires business entities to report unrealized gains and

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In December 2007, the Emerging Issues Task Force (“EITF”) concluded on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact the adoption of EITF 07-1 will have on our financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 allows companies which do not have historically sufficient experience to continue using the “simplified” method, initially allowed under SAB No. 107, for estimating the expected term of “plain vanilla” stock options granted after December 31, 2007. HBAC uses the “simplified” method to estimate the expected term for stock option grants as it does not have enough historical experience to provide a more refined estimate. The effect of adopting SAB 110 on our financial position and results of operations was not material.

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

Other new pronouncements issued but not effective until after September 28, 2008 are not expected to have a material effect on our financial position or results of operations.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Sale of Fuel and Line Operations

On February 21, 2008, HBAC signed a definitive agreement to sell its wholly-owned fuel and line operations to BBA Aviation plc for $128.5 million. The transaction includes fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. Sales for the fuel and line operations, which are included in the Customer Support segment, were $7.0 million and $48.4 million, respectively, for the three and nine months ended September 28, 2008. HBAC will retain its factory-owned maintenance and customer support facilities at these locations.

On July 24, 2008, the sale closed for six of the seven facilities, and HBAC received gross cash proceeds of $105.8 million. On October 3, 2008, after the end of the third quarter, the sale closed for the final facility in Van Nuys, California. We recorded an insignificant loss on the sale of the fuel and line operations.

The fuel and line operations did not qualify as a discontinued operation as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). However, the assets of the Van Nuys facility are presented as “held for sale” on the statement of financial position as of September 28, 2008. The liabilities of the Van Nuys facility were less than $0.1 million. The assets of the Van Nuys facility were as follows:

(In millions)	September 28, 2008
Inventories, net	$0.1
Property, plant and equipment, net	4.5
Goodwill	17.0

Total assets	$21.6

4. Fair Value Measurements

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents financial assets and liabilities measured at fair value on a recurring basis at September 28, 2008:

	Fair Value Measurements at Reporting Date Using:
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 28, 2008
Assets
Cash equivalents	$305.9	$—	$—	$305.9
Foreign currency forward contracts	—	0.6	—	0.6

Total assets at fair value	$305.9	$0.6	$—	$306.5

Liabilities
Foreign currency forward contracts	$—	$40.4	$—	$40.4
Interest rate swap	—	13.3	—	13.3

Total liabilities at fair value	$—	$53.7	$—	$53.7

The fair value of cash equivalents approximates its carrying value due to the short-term nature of the instruments. Derivative financial instruments are valued using an income valuation approach. The fair value of the foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of the interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate yield curve. Significant inputs to these valuation models include forward rates and interest rate yield curves, which are obtained from a third-party leading financial news and data provider.

As of September 28, 2008, HBAC had not made any fair value elections as permitted under SFAS 159.

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

Activity related to commercial aircraft and part warranty provisions was as follows:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Beginning balance	$64.0	$50.6	$60.8	$48.1	$57.5
Accrual for aircraft and part deliveries	6.4	6.4	20.6	14.3	8.1
(Reversals) accruals related to prior period deliveries	(5.5)	0.4	(7.3)	1.0	(9.7)
Warranty services provided	(4.5)	(5.6)	(13.7)	(11.6)	(4.2)

Ending balance	$60.4	$51.8	$60.4	$51.8	$51.7

Warranty provisions related to aircraft deliveries on contracts accounted for under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts. The change from the Predecessor ending balance as of March 25, 2007 to the Successor beginning balance for the six months ended September 30, 2007 relates to adjustments resulting from the application of purchase accounting.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Inventories, net

Inventories consisted of the following:

(In millions)	September 28, 2008	December 31, 2007
Finished goods	$235.1	$180.0
Work in process	1,211.9	805.5
Materials and purchased parts	476.2	303.8

Inventories, net	$1,923.2	$1,289.3

Net non-cash transfers of $1.8 million and $27.7 million for the nine months ended September 28, 2008 and the six months ended September 30, 2007, respectively, were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory.

7. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 28, 2008 were as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Balance at December 31, 2007	$353.4	$222.0	$140.6	$716.0
Purchase price allocation adjustments	(13.3)	—	4.2	(9.1)
Sale of fuel and line operations	—	—	(90.3)	(90.3)
Reclassified to assets held for sale	—	—	(17.0)	(17.0)

Balance at September 28, 2008	$340.1	$222.0	$37.5	$599.6

During the nine months ended September 28, 2008, HBAC finalized the purchase price allocation of the Acquisition, which resulted in a net decrease in goodwill of $9.1 million. The decrease is due to a $9.6 million adjustment to deferred tax assets in the Business and General Aviation segment coupled with purchase price adjustments of $0.5 million in the Customer Support segment. The deferred tax adjustment is due to the differing book and tax treatment of certain transaction costs related to the Acquisition that were identified during preparation of the Company’s initial U.S. federal tax return, which was filed in September 2008. The final purchase price allocation also resulted in a shift of $3.7 million of goodwill from the Business and General Aviation segment to the Customer Support segment.

As discussed in Note 3, HBAC completed the sale of six of the seven fuel and line operations facilities during the three months ended September 28, 2008. Goodwill allocated to the Van Nuys facility is included in assets held for sale on the statement of financial position in accordance with SFAS 144.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Debt and Notes Payable

Long-term debt consisted of the following:

(In millions)	September 28, 2008	December 31, 2007
Senior secured term loan due 2014	$1,283.8	$1,290.3
Senior fixed rate notes due 2015	400.0	400.0
Senior PIK-election notes due 2015	400.0	400.0
Senior subordinated notes due 2017	300.0	300.0

Total debt	2,383.8	2,390.3
Less current portion	13.0	13.0

Long-term debt	$2,370.8	$2,377.3

The floating interest rate on the senior secured term loan was 4.80% and 6.83% at September 28, 2008 and December 31, 2007, respectively.

HBAC entered into an interest rate swap agreement in April 2007 to convert a portion of its floating rate debt to fixed rate debt. The swap was accounted for as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We de-designated the hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by a lender upon HBAC’s receipt of goods, and HBAC pays the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 1.85%. At September 28, 2008, HBAC had $89.7 million of outstanding notes payable at a weighted-average interest rate of 4.97%. At December 31, 2007, HBAC had $56.6 million of outstanding notes payable at a weighted-average interest rate of 6.83%. The issuance of these notes is treated as a non-cash financing transaction. During the nine months ended September 28, 2008 and the six months ended September 30, 2007, $169.1 million and $41.6 million, respectively, of notes were issued.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The provision for income taxes for interim periods is based on estimated annual effective income tax rates. HBAC’s effective tax rate was 33.7% for the nine months ended September 28, 2008, and the income tax benefit for this period consisted of $19.9 million for federal income taxes offset by a $2.9 million provision for state income taxes and a $3.0 million provision for foreign income taxes. HBAC’s effective tax rate was 29.6% for the six months ended September 30, 2007, and the income tax benefit for this period consisted of $18.8 million for federal income taxes and $4.8 million for state income taxes offset by a $0.2 million provision for foreign income taxes. The increase in the 33.7% effective tax rate for the nine months ended September 28, 2008 compared to 29.6% for the six months ended September 30, 2007 was due to the expiration of the U.S. federal research and development tax credit as of December 31, 2007. In the fourth quarter of 2008, the Emergency Economic Stabilization Act reinstated the U.S. federal research and development tax credit retroactive to January 1, 2008. The reinstatement will be a discrete event in the fourth quarter which is expected to reduce our 2008 annual effective tax rate by 11%. RA’s effective tax rate was 38.6% for the three months ended March 25, 2007.

10. Pension and Other Employee Benefits

HBAC has defined benefit pension and retirement plans covering the majority of its employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, HBAC provides certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Service cost	$5.9	$7.3	$17.8	$14.3	$6.6
Interest cost	13.1	13.1	39.4	25.9	13.8
Expected return on plan assets	(16.3)	(16.7)	(48.9)	(33.1)	(17.1)
Amortization of prior service cost	—	—	—	—	0.9
Amortization of net (gain) loss	(1.2)	—	(3.7)	—	4.2

Net amount recognized	$1.5	$3.7	$4.6	$7.1	$8.4

The net periodic benefit cost for the Predecessor includes expense from the United Kingdom Pension Benefits plans of $0.8 million for the three months ended March 25, 2007. As a result of the Acquisition, Raytheon retained the United Kingdom Pension Benefits plans and their associated assets and liabilities. HBAC implemented a defined contribution plan for its employees in the United Kingdom, and, for the three and nine months ended September 28, 2008, recognized expense of $0.3 million and $0.9 million, respectively, associated with this plan. For the three and six months ended September 30, 2007, HBAC recognized expense of $0.3 million and $0.5 million, respectively, for this plan.

The following table outlines the components of net periodic benefit cost for Other Benefits:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Service cost	$0.1	$0.2	$0.4	$0.4	$0.2
Interest cost	0.3	0.3	0.8	0.6	0.2
Amortization of transition obligation	—	—	—	—	0.2

Net amount recognized	$0.4	$0.5	$1.2	$1.0	$0.6

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.7 million and $1.0 million, respectively, in 2008.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HBAC maintains a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. HBAC matches (“HBAC Match”) employee contributions up to a maximum of four percent of eligible compensation. Total HBAC Match expense was $4.1 million and $13.8 million, respectively, for the three and nine months ended September 28, 2008. For the three and six months ended September 30, 2007, HBAC’s match expense was $4.3 million and $7.9 million, respectively. The Predecessor had a similar plan for which the expense was $4.1 million for the three months ended March 25, 2007.

HBAC maintains a retirement income savings program (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. HBAC contributes to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $1.0 million and $2.3 million, respectively, for the three and nine months ended September 28, 2008. For the three and six months ended September 30, 2007, total expense for the RISP was $0.3 million and $0.4 million, respectively. The Predecessor had a similar retirement income savings program for which the expense was less than $0.1 million for the three months ended March 25, 2007.

11. Stock-Based Compensation

During the nine months ended September 28, 2008, HBI granted nonqualified employee stock options with vesting based on future service or financial performance. HBAC applied the fair value provisions of SFAS No. 123(R), Share-Based Payment, to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Service Vesting	Performance Vesting
Expected term in years	6.4	6.4
Expected volatility	37.0%	37.6%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.4%	3.3%

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity for the nine months ended September 28, 2008 was as follows:

Service-Vesting	Number of Options
Outstanding at December 31, 2007	3,710,678
Granted	379,980
Exercised	(98,416)
Forefeited or expired	(185,291)

Outstanding at September 28, 2008	3,806,951

Performance-Vesting	Number of Options
Outstanding at December 31, 2007	4,131,604
Granted	400,460
Exercised	(57,496)
Forefeited or expired	(204,024)

Outstanding at September 28, 2008	4,270,544

Restricted share activity for the nine months ended September 28, 2008 was as follows:

Number of Shares
Nonvested at December 31, 2007	464,505
Granted	1,940
Vested	(219,160)
Forfeited	—

Nonvested at September 28, 2008	247,285

HBAC recognized stock-based compensation expense of $6.9 million for the nine months ended September 28, 2008.

12. Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $22.3 million and $10.0 million for the nine months ended September 28, 2008 and the six months ended September 30, 2007, respectively. The Predecessor received components from Spirit of approximately $6.0 million for the three months ended March 25, 2007. Advance payments to Spirit for goods not yet received were $6.6 million and $2.4 million at September 28, 2008 and December 31, 2007, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an Initial Purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates under terms we believe to be standard market based. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L. P. has entered into an interest rate swap with the Company.

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and Onex Partners II LP, effective upon the closing of the Acquisition. Under the arrangement, we pay these parties an

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

13. Commitments and Contingencies

In the normal course of business, HBAC leases equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Rent expense for HBAC was $3.6 million and $8.5 million, respectively, for the three and nine months ended September 28, 2008. Rent expense for HBAC was $2.3 million and $4.3 for the three and six months ended September 30, 2007, respectively, and rent expense for RA was $6.3 million for the three months ended March 25, 2007. As a result of the Acquisition, Raytheon retained certain lease obligations that were previously held by RA.

HBAC has assigned certain leasehold interests to third parties but remains liable to the lessor to the extent the assignee defaults on future lease payments amounting to $13.8 million and $10.9 million at September 28, 2008 and December 31, 2007, respectively, extending through 2021.

HBAC has committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $42.7 million and $6.8 million are required under these contracts at September 28, 2008 and December 31, 2007, respectively. The increase in commitments is driven primarily by plans to expand our existing service center in Indianapolis, Indiana, to open a new service center in Mesa, Arizona and to purchase new tooling and machinery.

HBAC retains liability for losses and expenses for aircraft product liability up to a maximum of $5 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over $5 million per occurrence. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $8.8 million and $7.4 million at September 28, 2008 and December 31, 2007, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. HBAC currently has no offsetting receivable for insurance recovery associated with this estimate.

HBAC issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of HBAC or its affiliates. Approximately $154.6 million, $85.7 million and $1.1 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 28, 2008, respectively, and $101.0 million, $68.8 million and $3.8 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2016.

HBAC is subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect HBAC’s financial position or results of operations, including recovery of its investment in new aircraft.

As a defense contractor, HBAC is subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect HBAC’s financial position or results of operations.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc. (“GS Group”), Sanjeev Mehra (an employee of GS Group and one of our directors), Hawker Beechcraft Corporation, Hawker Beechcraft Charter & Management, Inc. and Hawker Beechcraft Services, Inc. The complaint alleged that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. On September 24, 2008, the court granted our motion to dismiss all claims against the Hawker Beechcraft defendants.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes that the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier nonconformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial position or results of operations.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment financial results were as follows:

	Successor		Successor		Predecessor
(In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Sales
Business and General Aviation	$603.0	$665.0	$1,844.6	$1,170.2	$490.6
Trainer Aircraft	77.4	99.0	248.1	194.2	91.2
Customer Support	125.7	145.6	407.1	271.9	116.4
Eliminations	(22.8)	(38.6)	(111.3)	(64.2)	(27.4)

Total	$783.3	$871.0	$2,388.5	$1,572.1	$670.8

Operating Income (Loss)
Business and General Aviation	$(5.1)	$33.5	$24.0	$(14.9)	$8.9
Trainer Aircraft	1.6	11.3	13.2	22.6	12.2
Customer Support	18.8	16.7	63.0	17.3	9.6
Eliminations	—	0.6	—	0.5	0.7

Total	$15.3	$62.1	$100.2	$25.5	$31.4

Intersegment sales for the three and nine months ended September 28, 2008 were $13.4 million and $79.8 million, respectively, for Business and General Aviation and $9.4 million and $31.5 million, respectively, for Customer Support. Intersegment sales for the three and six months ended September 30, 2007 were $15.0 million and $31.6, respectively, for Business and General Aviation and $23.6 million and $32.6, respectively, for Customer Support. Intersegment sales for RA for the three months ended March 25, 2007 were $13.5 million for Business and General Aviation and $13.9 million for Customer Support.

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

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of September 28, 2008 and December 31, 2007 for the Successor; Condensed Consolidating Statements of Operations for the three months ended September 28, 2008, the three months ended September 30, 2007, the nine months ended September 28, 2008 and the six months ended September 30, 2007 for the Successor; Condensed Consolidating Statements of Operations for the three months ended March 25, 2007 for the Predecessor; Condensed Consolidating Statements of Cash Flows for the nine months ended September 28, 2008 and the six months ended September 30, 2007 for the Successor; and Condensed Consolidating Statements of Cash Flows for the three months ended March 25, 2007 for the Predecessor.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

AS OF SEPTEMBER 28, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$307.0	$0.1	$11.9	$—	$319.0
Accounts and notes receivable, net	0.5	91.7	6.2	—	98.4
Intercompany receivables	—	3.5	1.5	(5.0)	—
Unbilled revenue	—	37.7	5.1	—	42.8
Inventories, net	—	1,912.2	11.0	—	1,923.2
Current deferred income tax asset	(9.8)	44.7	1.0	—	35.9
Assets held for sale	—	21.6	—	—	21.6
Prepaid expenses and other current assets	3.6	23.9	1.6	—	29.1

Total current assets	301.3	2,135.4	38.3	(5.0)	2,470.0

Property, plant and equipment, net	1.2	634.2	3.9	—	639.3
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,066.4	—	—	1,066.4
Non-current deferred income tax asset	25.3	21.5	0.7	—	47.5
Investment in subsidiaries	2,578.9	—	—	(2,578.9)	—
Other assets, net	57.6	46.2	—	—	103.8

Total assets	$2,964.3	$4,503.3	$42.9	$(2,583.9)	$4,926.6

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$23.0	$79.7	$—	$—	$102.7
Advance payments and billings in excess of costs incurred	—	613.0	0.7	—	613.7
Accounts payable	64.8	327.4	4.8	—	397.0
Accrued salaries and wages	—	61.1	(1.0)	—	60.1
Accrued interest payable	66.4	4.0	—	—	70.4
Other accrued expenses	(43.4)	258.4	18.1	—	233.1

Total current liabilities	110.8	1,343.6	22.6	—	1,477.0

Long-term debt	2,078.8	292.0	—	—	2,370.8
Intercompany loan	(194.5)	195.1	4.4	(5.0)	—
Accrued retiree benefits and other long-term liabilities	13.2	102.6	—	—	115.8
Non-current deferred income tax liability	(7.0)	7.0	—	—	—

Total liabilities	2,001.3	1,940.3	27.0	(5.0)	3,963.6

Total equity	963.0	2,563.0	15.9	(2,578.9)	963.0

Total liabilities and equity	$2,964.3	$4,503.3	$42.9	$(2,583.9)	$4,926.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

AS OF DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$558.1	$0.7	$10.7	$—	$569.5
Intercompany receivables	0.5	2.1	4.0	(6.6)	—
Accounts and notes receivable, net	1.1	73.6	5.6	—	80.3
Unbilled revenue	—	19.8	4.3	—	24.1
Inventories, net	—	1,282.2	7.1	—	1,289.3
Current deferred income tax asset	4.2	42.7	1.0	—	47.9
Prepaid expenses and other current assets	—	59.5	1.0	—	60.5

Total current assets	563.9	1,480.6	33.7	(6.6)	2,071.6

Property, plant and equipment, net	15.9	636.9	2.9	—	655.7
Investment in subsidiaries	2,901.9	—	—	(2,901.9)	—
Goodwill	—	716.0	—	—	716.0
Intangible assets, net	—	1,118.2	—	—	1,118.2
Other assets, net	64.8	48.8	0.1	—	113.7

Total assets	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(17.4)	$87.0	$—	$—	$69.6
Advance payments and billings in excess of costs incurred	—	540.0	1.2	—	541.2
Accounts payable	58.8	286.8	4.9	(26.8)	323.6
Accrued salaries and wages	4.3	55.9	0.3	—	60.5
Accrued interest payable	23.5	1.9	—	—	25.4
Other accrued expenses	(44.3)	203.9	9.1	—	168.7

Total current liabilities	24.9	1,175.5	15.5	(26.8)	1,189.0

Long-term debt	2,043.9	333.4	—	—	2,377.3
Intercompany loan	462.2	(484.3)	1.9	20.2	—
Accrued retiree benefits and other long-term liabilities	15.7	87.3	—	—	103.0
Non-current deferred income tax liability	(4.6)	6.1	—	—	1.5

Total liabilities	2,542.1	1,118.0	17.4	(6.6)	3,670.8

Total equity	1,004.4	2,882.6	19.3	(2,901.9)	1,004.4

Total liabilities and equity	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$768.1	$21.4	$(6.2)	$783.3
Cost of sales	—	661.7	18.8	(6.2)	674.3

Gross margin	—	106.4	2.6	—	109.0

Selling, general and administrative expenses	0.2	64.7	1.0	—	65.9

Research and development expenses	—	27.8	—	—	27.8

Operating (loss) income	(0.2)	13.9	1.6	—	15.3

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income) , net	45.4	2.7	(0.1)	—	48.0
Other income, net	—	(0.5)	(0.6)	—	(1.1)
Equity (income) loss in subsidiaries	(13.0)	—	—	13.0	—

Non-operating expense (income), net	32.3	2.3	(0.7)	13.0	46.9

(Loss) income before taxes	(32.5)	11.6	2.3	(13.0)	(31.6)

(Benefit from) provision for income taxes	(11.3)	—	0.9	—	(10.4)

Net (loss) income	$(21.2)	$11.6	$1.4	$(13.0)	$(21.2)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$848.5	$18.2	$4.3	$871.0
Cost of sales	(6.6)	709.4	14.6	4.3	721.7

Gross margin	6.6	139.1	3.6	—	149.3

Selling, general and administrative expenses	0.6	64.7	1.1	—	66.4

Research and development expenses	—	20.8	—	—	20.8

Operating income	6.0	53.6	2.5	—	62.1

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	49.2	7.1	—	—	56.3
Other (income) expense, net	(1.8)	(0.2)	0.3	—	(1.7)
Equity (income) loss in subsidiaries	(45.4)	—	—	45.4	—

Non-operating expense, net	2.1	6.8	0.3	45.4	54.6

Income (loss) before taxes	3.9	46.8	2.2	(45.4)	7.5

(Benefit from) provision for income taxes	(17.4)	3.6	—	—	(13.8)

Net income (loss)	$21.3	$43.2	$2.2	$(45.4)	$21.3

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,338.0	$64.1	$(13.6)	$2,388.5
Cost of sales	—	1,969.9	53.1	(13.6)	2,009.4

Gross margin	—	368.1	11.0	—	379.1

Selling, general and administrative expenses	0.3	195.5	2.8	—	198.6

Research and development expenses	—	80.3	—	—	80.3

Operating (loss) income	(0.3)	92.3	8.2	—	100.2

Intercompany interest (income) expense, net	(0.3)	0.3	—	—	—
Interest expense (income), net	131.9	10.9	(0.3)	—	142.5
Other income, net	—	(0.5)	(0.2)	—	(0.7)
Equity (income) loss in subsidiaries	(87.1)	—	—	87.1	—

Non-operating expense (income), net	44.5	10.7	(0.5)	87.1	141.8

(Loss) income before taxes	(44.8)	81.6	8.7	(87.1)	(41.6)

(Benefit from) provision for income taxes	(17.2)	0.2	3.0	—	(14.0)

Net (loss) income	$(27.6)	$81.4	$5.7	$(87.1)	$(27.6)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,539.9	$32.2	$—	$1,572.1
Cost of sales	0.2	1,351.0	29.0	—	1,380.2

Gross margin	(0.2)	188.9	3.2	—	191.9

Selling, general and administrative expenses	0.6	119.0	2.0	—	121.6

Research and development expenses	—	44.8	—	—	44.8

Operating (loss) income	(0.8)	25.1	1.2	—	25.5

Interest expense, net	93.8	13.7	—	—	107.5
Other (income) expense, net	(2.5)	(0.9)	0.6	—	(2.8)
Equity (income) loss in subsidiaries	(9.1)	—	—	9.1	—

Non-operating expense, net	82.2	12.8	0.6	9.1	104.7

(Loss) income before taxes	(83.0)	12.3	0.6	(9.1)	(79.2)

(Benefit from) provision for income taxes	(27.2)	3.6	0.2	—	(23.4)

Net (loss) income	$(55.8)	$8.7	$0.4	$(9.1)	$(55.8)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

RAYTHEON AIRCRAFT—PREDECESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$657.0	$13.8	$—	$670.8
Cost of sales	—	544.0	14.6	—	558.6

Gross Margin	—	113.0	(0.8)	—	112.2

Selling, general and administrative expenses	0.4	58.2	0.9	—	59.5

Research and development expenses	—	21.3	—	—	21.3

Operating (loss) income	(0.4)	33.5	(1.7)	—	31.4

Intercompany interest (income) expense, net	(6.4)	22.2	—	—	15.8
Interest (income) expense , net	(7.5)	6.6	—	—	(0.9)
Other (income) expense, net	—	(0.2)	0.1	—	(0.1)
Equity (income) loss in subsidiaries	(1.2)	—	—	1.2	—

Non-operating (income) expense, net	(15.1)	28.6	0.1	1.2	14.8

Income (loss) before taxes	14.7	4.9	(1.8)	(1.2)	16.6

Provision for income taxes	4.5	1.9	—	—	6.4

Net income (loss)	$10.2	$3.0	$(1.8)	$(1.2)	$10.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(106.7)	$(56.0)	$3.0	$—	$(159.7)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.2)	(43.2)	(1.8)	—	(46.2)
Additions to computer software	—	(3.1)	—	—	(3.1)
Sale of fuel and line operations, net of cost of sale	—	101.7	—	—	101.7

Net cash (used in) provided by investing activities	(1.2)	55.4	(1.8)	—	52.4

Cash flows from financing activities:
Payment of term loan	(6.5)	—	—	—	(6.5)
Payment of notes payable	(136.0)	—	—	—	(136.0)

Net cash used in financing activities	(142.5)	—	—	—	(142.5)

Effect of exchange rates on cash and cash equivalents	(0.7)		—	—	(0.7)

Net (decrease) increase in cash and cash equivalents	(251.1)	(0.6)	1.2	—	(250.5)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$307.0	$0.1	$11.9	$—	$319.0

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$112.4	$77.1	$6.9	$—	$196.4

Cash flows from investing activities:
Expenditures for property, plant, and equipment	—	(30.7)	—	—	(30.7)
Acquisition of business, net of cash acquired	(3,218.0)	—	—	—	(3,218.0)

Net cash used in investing activities	(3,218.0)	(30.7)	—	—	(3,248.7)

Cash flows from financing activities:
Equity contributions	976.7	—	—	—	976.7
Issuance of long-term debt	2,400.0	—	—	—	2,400.0
Debt issuance costs	(72.0)	—	—	—	(72.0)
Payment of term loan	(6.5)	—	—	—	(6.5)
Change in notes payable and long term debt	45.3	(45.3)	—	—	—

Net cash provided by (used in) financing activities	3,343.5	(45.3)	—	—	3,298.2

Net increase in cash and cash equivalents	237.9	1.1	6.9	—	245.9
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$237.9	$1.1	$6.9	$—	$245.9

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

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 28, 2008 and the three and six months ended September 30, 2007 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”), the successor business (“Successor”) to Raytheon Aircraft (“RA”). The discussion and analysis of financial condition and results of operations for the three months ended March 25, 2007 reflects the business of RA, the predecessor business (“Predecessor”) acquired by Hawker Beechcraft, Inc. (“HBI”), the parent company of HBAC (“the Acquisition”). Unless otherwise indicated, the discussion and analysis of the Predecessor does not give effect to the Acquisition or include pro forma adjustments.

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

Our Company

We operate in the global general aviation industry and are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers to an estimated installed fleet of more than 36,000 aircraft. We believe that our backlog, which was $7.9 billion at September 28, 2008, demonstrates strong market acceptance of our existing products and derivative models.

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

Recent Events

In response to the weakness in the global economy and overall economic outlook, we informed employees on October 31, 2008 that reductions in workforce would be required as adjustments are made to aircraft production rates. The change in aircraft production reflects anticipation of reduced demand for new aircraft, spares and maintenance services. The financial impact of the planned reductions is not anticipated to be material to our financial condition.

On August 2, 2008, our union work force failed to ratify a new collective bargaining agreement and voted to engage in a strike. The strike started August 4, 2008 and affected our Wichita and Salina, Kansas operations. The strike lasted approximately four weeks with employees returning to work during the week of September 1, 2008. The strike disrupted our manufacturing and assembly operations, which will significantly impact our production schedule and planned deliveries for the balance of 2008. The strike impacted our results for the three months ended September 28, 2008 significantly. During this period, we delivered fewer aircraft than expected, which adversely impacted revenue, operating income and operating cash flow.

On June 12, 2008, the Hawker 4000, our new composite, super-midsize business jet, received FAA type and production certification enabling us to commence customer deliveries. The initial customer delivery of the Hawker 4000 occurred on June 18, 2008. We delivered two additional units during the three months ended September 28, 2008. However, the timing of several early production deliveries has been impacted by the strike and by certain product enhancements to be incorporated in the aircraft type design later in the year. In addition, we recorded a charge of $25.3 million during the three months ended September 28, 2008 to reflect expected cost growth on early production units with anticipated cost in excess of selling price. The primary driver for the cost growth was the complexity encountered to conform these units to the final aircraft type design and to establish standard production processes.

Our previously announced definitive agreement to sell our wholly-owned fuel and line operations to BBA Aviation plc for $128.5 million closed for six of the seven facilities on July 24, 2008, resulting in gross cash proceeds of $105.8 million. Sales for the fuel and line operations, which are included in the Customer Support segment, were $7.0 million and $48.4 million, respectively, for the three and nine months ended September 28, 2008. During the three months ended September 28, 2008, we recorded an insignificant loss on the sale of the fuel and line operations. The sale of the remaining facility closed on October 3, 2008.

On June 6, 2008, we suspended deliveries of the T-6A Texan II (“T-6A”) military trainer to the U.S. Government pending resolution of quality issues with a supplier’s component. We continue to work closely with the vendor and the U.S. Government and anticipate resuming deliveries later this year.

Results of Operations

	Successor		Successor		Predecessor
(In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Sales	$783.3	$871.0	$2,388.5	$1,572.1	$670.8
Cost of sales	674.3	721.7	2,009.4	1,380.2	558.6

Gross margin	109.0	149.3	379.1	191.9	112.2

Selling, general and administrative expenses	65.9	66.4	198.6	121.6	59.5
Research and development expenses	27.8	20.8	80.3	44.8	21.3

Operating income	15.3	62.1	100.2	25.5	31.4

Inter-company interest expense, net	—	—	—	—	15.8
Interest expense (income), net	48.0	56.3	142.5	107.5	(0.9)
Other income, net	(1.1)	(1.7)	(0.7)	(2.8)	(0.1)

Non-operating expense, net	46.9	54.6	141.8	104.7	14.8

(Loss) income before taxes	(31.6)	7.5	(41.6)	(79.2)	16.6

(Benefit from) provision for income taxes	(10.4)	(13.8)	(14.0)	(23.4)	6.4

Net (loss) income	$(21.2)	$21.3	$(27.6)	$(55.8)	$10.2

Three Months Ended September 28, 2008 as Compared to the Three Months Ended September 30, 2007

Sales. As detailed in the table below, sales were $783.3 million for the three months ended September 28, 2008 compared to $871.0 million during the three months ended September 30, 2007.

	Successor
Sales (In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007
Business and General Aviation	$603.0	$665.0
Trainer Aircraft	77.4	99.0
Customer Support	125.7	145.6
Eliminations	(22.8)	(38.6)

Total	$783.3	$871.0

The $62.0 million decrease in Business and General Aviation sales is principally attributable to changes in the volume and mix of new aircraft deliveries as reflected in the aircraft unit delivery table below. When comparing period performance, changes in the volume, mix and distribution channel of aircraft deliveries can have a significant impact on our financial results. As previously discussed, the overall volume of new aircraft delivered was adversely impacted by the strike.

	Successor
Business and General Aviation New Aircraft Deliveries	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007
Hawker 4000	2	—
Hawker 900XP	10	8
Hawker 800XP/850XP	6	10
Hawker 750	9	—
Hawker 400XP	5	12
Premier	2	5
King Airs	33	40
Pistons	19	31

Total	86	106

Sales in the Trainer Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) contract with the U.S. Government. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. The $21.6 million decrease in segment revenue is due to declining GBTS revenues as well as reduced aircraft production due to the strike and the pending resolution of the supplier quality issue previously discussed. GBTS revenues will continue to decline in the coming years as activation of the U.S. Air Force and Navy Training Bases is nearing an end.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft owners. The $19.9 million decrease in segment sales was primarily driven by a reduction in sales from the fuel and line business as six of the facilities were sold during the quarter.

Operating Income. As detailed in the table below, operating income was $15.3 million for the three months ended September 28, 2008 compared to $62.1 million for three months ended September 30, 2007. Decreased sales volume in the Business and General Aviation and Trainer segments, as well as the charge on the Hawker 4000, offset by the effects of purchase accounting on our 2007 results are the primary reasons for the decreased operating income.

	Successor
Operating Income (Loss) (In millions)	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007
Business and General Aviation	$(5.1)	$33.5
Trainer Aircraft	1.6	11.3
Customer Support	18.8	16.7
Eliminations	—	0.6

Total	$15.3	$62.1

Business and General Aviation segment operating loss was $5.1 million for the three months ended September 28, 2008 compared to operating income of $33.5 million for the three months ended September 30, 2007. The decrease in operating income is attributable to the reduced delivery volume as a result of the strike and changes in the product mix and distribution channel of new aircraft delivered as well as the $25.3 million charge recorded during the three months ended September 28, 2008 associated with specific early-production Hawker 4000 units with estimated product cost in excess of estimated net sales price. Operating income for the three months ended September 30, 2007 included $19.4 million of non-recurring, non-cash charges associated with the step-up in finished goods and work in process inventory in accordance with purchase accounting as a result of the Acquisition.

Trainer Aircraft segment operating income was $1.6 million for the three months ended September 28, 2008 compared to $11.3 million for the three months ended September 30, 2007. The decrease was primarily due to decreased production and GBTS volume as well as increased depreciation and amortization charges for the three months ended September 28, 2008 related to the finalization of purchase accounting as a result of the Acquisition. These impacts were offset slightly by a favorable adjustment to JPATS contract estimates. The use of the cost-to-cost method of revenue recognition for this contract causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments totaling $1.8 million were recorded for the three months ended September 28, 2008 compared to $0.9 million for the three months ended September 30, 2007.

Customer Support segment operating income was $18.8 million for the three months ended September 28, 2008 compared to $16.7 million for the three months ended September 30, 2007. The improvement in operating income is primarily due to ongoing operational and strategic pricing initiatives.

Selling, general, and administrative expense totaled $65.9 million, or 8.4% of sales, for the three months ended September 28, 2008 compared to $66.4 million, or 7.6% of sales, for the three months ended September 30, 2007. The increase in selling, general and administrative expenses as a percentage of sales is driven primarily by the relatively fixed nature of the expenses and the overall decrease in sales as discussed above. In addition, the three months ended September 30, 2007 included charges of $1.6 million for non-recurring, initial set-up costs to replace various services previously provided by Raytheon.

Research and development expense was $27.8 million for the three months ended September 28, 2008 compared to $20.8 million for the three months ended September 30, 2007. This expense is principally related to upgrading our product offerings in both the general aviation and trainer aircraft markets as well as continuing certification activities for the Hawker 4000.

Depreciation and amortization expense is a significant component of operating income and has been impacted by the step-up in property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. Depreciation and amortization expense was $39.7 million and $37.4 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Included within these amounts were $17.6 million and $15.3 million for the three months ended September 28, 2008 and September 30, 2007, respectively, related to the purchase accounting step-up.

Non-operating Expense, net. Non-operating expense, net, was $46.9 million for the three months ended September 28, 2008 compared to $54.6 million for the three months ended September 30, 2007. During both periods, this expense was essentially comprised of interest expense associated with the debt incurred to finance the Acquisition offset by interest income generated from our cash equivalents. The overall reduction is driven by lower interest cost on our floating rate debt due to decreases in the applicable LIBOR rate.

Benefit from Income Taxes. The effective tax rate for the three months ended September 28, 2008 was 32.9% and excluded the expired U.S. federal research and development credit.

Nine Months Ended September 28, 2008

Sales. As detailed in the table below, sales were $2,388.5 million for the nine months ended September 28, 2008 and were principally influenced by the volume, mix and distribution channel of new aircraft deliveries in the Business and General Aviation segment.

Successor
Sales (In millions)	Nine Months Ended September 28, 2008
Business and General Aviation	$1,844.6
Trainer Aircraft	248.1
Customer Support	407.1
Eliminations	(111.3)

Total	$2,388.5

Sales in the Business and General Aviation segment during the nine months ended September 28, 2008 totaled $1,844.6 million, reflecting the volume and mix of new aircraft deliveries shown in the table below, and were negatively impacted by the strike.

Successor
Business and General Aviation New Aircraft Deliveries	Nine Months Ended September 28, 2008
Hawker 4000	3
Hawker 900XP	33
Hawker 800XP/850XP	11
Hawker 750	15
Hawker 400XP	19
Premier	23
King Airs	112
Pistons	71

Total	287

Sales in the Trainer Aircraft segment are principally comprised of revenue on the JPATS contract and totaled $248.1 million for the nine months ended September 28, 2008. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the COMBS and GBTS elements of our contract with the U.S. Government. Sales for the nine months ended September 28, 2008 were adversely impacted by declining GBTS revenues as activation of the U.S. Air Force and Navy Training Bases is nearing an end as well as reduced aircraft production due to the strike and the pending resolution of the supplier quality issue previously discussed.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft owners. Segment sales were impacted by strategic pricing initiatives and improved maintenance volume.

Operating Income. As detailed in the table below, operating income was $100.2 million for the nine months ended September 28, 2008.

Successor
Operating Income (In millions)	Nine Months Ended September 28, 2008
Business and General Aviation	$24.0
Trainer Aircraft	13.2
Customer Support	63.0
Eliminations	—

Total	$100.2

Business and General Aviation segment operating income was $24.0 million for the nine months ended September 28, 2008 and reflects the adverse impacts of the strike. Included in the results were charges totaling $60.0 million to reflect the expected increase in cost associated with specific early-production Hawker 4000 units that have estimated product cost in excess of estimated net sales price.

Trainer Aircraft segment operating income was $13.2 million for the nine months ended September 28, 2008 reflecting the reduced sales volumes discussed above and favorable cumulative catch-up adjustments totaling $8.0 million as a result of updates to U.S. Government and foreign contract estimates. Operating income was negatively impacted by non-cash charges totaling $16.0 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition.

Customer Support operating income was $63.0 million for the nine months ended September 28, 2008 and was favorably impacted by increased sales volume and ongoing operational and strategic pricing initiatives.

Selling, general, and administrative expense totaled $198.6 million, or 8.3% of sales, for the nine months ended September 28, 2008 and reflects increased sales and marketing activity to support Business and General Aviation deliveries and new order volume.

Research and development expense was $80.3 million for the nine months ended September 28, 2008. This expense is principally related to upgrading our product offerings in both the general aviation and trainer aircraft markets as well as continuing certification activities for the Hawker 4000.

Depreciation and amortization expense is a significant component of operating income and has been impacted by the step-up in property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. Depreciation and amortization expense was $117.9 million for the nine months ended September 28, 2008 and included $52.6 million related to the purchase accounting step-up.

Non-operating Expense, net. Non-operating expense, net, was $141.8 million for the nine months ended September 28, 2008 and was essentially comprised of interest expense associated with the debt incurred to finance the Acquisition offset by interest income generated from our cash equivalents.

Benefit from Income Taxes. The effective tax rate was 33.7% for the nine months ended September 28, 2008 and excluded the expired U.S. federal research and development credit.

Six Months Ended September 30, 2007

Sales. As detailed in the table below, sales were $1,572.1 million for the six months ended September 30, 2007 and were principally influenced by the volume, mix and distribution channel of new aircraft deliveries in the Business and General Aviation segment.

Successor
Sales (In millions)	Six Months Ended September 30, 2007
Business and General Aviation	$1,170.2
Trainer Aircraft	194.2
Customer Support	271.9
Eliminations	(64.2)

Total	$1,572.1

Sales in the Business and General Aviation segment for the six months ended September 30, 2007 totaled $1,170.2 million, reflecting the volume and mix of new aircraft deliveries shown in the table below.

Successor
Business and General Aviation New Aircraft Deliveries	Six Months Ended September 30, 2007
Hawker 4000	—
Hawker 900XP	8
Hawker 800XP/850XP	20
Hawker 750	—
Hawker 400XP	20
Premier	17
King Airs	74
Pistons	62

Total	201

Sales in the Trainer Aircraft segment are principally comprised of program revenue on the JPATS contract and totaled $194.2 for the six months ended September 30, 2007. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, is recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the COMBS and GBTS elements of our contract with the U.S. Government. GBTS revenues will continue to decline in the coming years as activation of the U.S. Air Force and Navy Training Bases is nearing an end.

Sales in the Customer Support segment are principally comprised of the sale of spare parts and maintenance services to existing aircraft owners and totaled $271.9 million for the six months ended September 30, 2007.

Operating Income. As detailed in the table below, operating income was $25.5 million for the six months ended September 30, 2007.

Successor
Operating Income (Loss) (In millions)	Six Months Ended September 30, 2007
Business and General Aviation	$(14.9)
Trainer Aircraft	22.6
Customer Support	17.3
Eliminations	0.5

Total	$25.5

Business and General Aviation segment operating loss was $14.9 million for the six months ended September 30, 2007. Operating results were impacted by $68.4 million of expenses related to the step-up in the cost basis of inventory; property, plant and equipment; and intangible assets in accordance with purchase accounting as a result of the Acquisition.

Trainer Aircraft segment operating income was $22.6 million for the six months ended September 30, 2007 and included $1.5 million of favorable adjustments due to revised JPATS contract estimates.

Customer Support segment operating income was $17.3 million for the six months ended September 30, 2007 and was impacted by $20.4 million of increased expenses due to the step-up on the cost basis of inventory; property, plant and equipment; and intangibles in accordance with purchase accounting as a result of the Acquisition.

Selling, general and administrative expense for the six months ended September 30, 2007 included $5.9 million of non-recurring costs to replace various services previously provided by Raytheon and to communicate our new company name. In addition, for the six months ended September 30, 2007, selling, general and administrative expense included $2.5 million of increased depreciation and amortization expense related to the step-up in the cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition.

Research and development expense was $44.8 million for the six months ended September 30, 2007. This expense reflects the upgrade of our product offerings in the general aviation marketplace through a product derivative strategy and certification activities associated with the Hawker 4000.

Non-operating expense, net. Non-operating expense, net was $104.7 million for the six months ended September 30, 2007 and is essentially comprised of interest expense associated with the debt incurred to finance the Acquisition.

Benefit from Income Taxes. The effective tax rate for the six months ended September 30, 2007 was 29.6% and was favorably impacted by the U.S. federal research and development credit.

Three Months Ended March 25, 2007

Sales. As reflected in the table below, sales for the Predecessor were $670.8 million for the three months ended March 25, 2007.

Predecessor
Sales (In millions)	Three Months Ended March 25, 2007
Business and General Aviation	$490.6
Trainer Aircraft	91.2
Customer Support	116.4
Eliminations	(27.4)

Total	$670.8

Sales in the Business and General Aviation segment for the three months ended March 25, 2007 totaled $490.6 million. As detailed in the table below, 79 new aircraft were delivered, including 14 Premier 1A aircraft which were delayed from 2006 as a result of pending FAA approval of revisions to required operating manuals. Approval was received in January and deliveries resumed in February 2007.

Predecessor
Business and General Aviation New Aircraft Deliveries	Three Months Ended March 25, 2007
Hawker 800XP/850XP	10
Hawker 400XP	7
Premier	15
King Airs	28
Pistons	19

Total	79

Sales in the Trainer Aircraft segment are principally comprised of program revenue on the JPATS contract and totaled $91.2 million for the three months ended March 25, 2007. This program recognizes revenue using the cost-to-cost method to measure progress towards completion. Accordingly, sales are recognized as costs are incurred.

Sales in the Customer Support segment are principally comprised of the sale of spare parts and maintenance services to existing aircraft owners and totaled $116.4 million for the three months ended March 25, 2007.

Operating Income. As reflected in the table below, operating income for the Predecessor was $31.4 million for the three months ended March 25, 2007.

Predecessor
Operating Income (In millions)	Three Months Ended March 25, 2007
Business and General Aviation	$8.9
Trainer Aircraft	12.2
Customer Support	9.6
Eliminations	0.7

Total	$31.4

Business and General Aviation segment operating income reflected the volume, mix and distribution channel of new aircraft delivered during the quarter. Trainer Aircraft segment operating income included favorable cumulative catch-up adjustments of $3.4 million as a result of updates to contract estimates during the quarter. Customer Support segment operating income was favorably impacted by the termination of an unprofitable contract with Flight Options, LLC, a former related party of the Predecessor.

Selling, general and administrative expense was $59.5 million for the three months ended March 25, 2007 and was impacted by increased sales and marketing costs and additional staffing levels in customer service operations.

Research and development expense was $21.3 million for the three months ended March 25, 2007. This expense reflects the upgrade of our product offerings in the general aviation marketplace through a product derivative strategy and certification activities associated with the Hawker 4000.

Non-operating Expense, net. Non-operating expense, net, under the Predecessor was $14.8 million for the three months ended March 25, 2007 and was essentially comprised of intercompany interest expense payable to Raytheon.

Provision for Income Taxes. The effective tax rate for the three months ended March 25, 2007 was 38.6% and reflected the pre-acquisition tax structure of the Predecessor.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Successor		Predecessor
(In millions)	Nine Months Ended September 28, 2008	Six Months Ended September 30, 2007	Three Months Ended March 25, 2007
Net cash (used in) provided by operating activities	$(159.7)	$196.4	$(107.3)
Net cash provided by (used in) investing activities	52.4	(3,248.7)	(27.3)
Net cash (used in) provided by financing activities	(142.5)	3,298.2	117.4
Effect of exchange rates on cash and cash equivalents	(0.7)	—	—

Net (decrease) increase in cash and cash equivalents	$(250.5)	$245.9	$(17.2)

Nine Months Ended September 28, 2008. Net cash used in operating activities was $159.7 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates for the Hawker 4000 and other aircraft models as well as the reduced delivery volume as a result of the strike. These impacts were partially offset by a financing arrangement with a third party that extends payment terms for engine purchases in exchange for short-term promissory notes, increased commercial aircraft deposits received and increases in accounts payable and other accrued expenses. The seasonality of our aircraft deliveries coupled with a more linear aircraft production schedule also contributed to net operating cash consumption for the nine months ended September 28, 2008.

Net cash provided by investing activities of $52.4 million included net cash proceeds of $101.7 million from completing the sale of six of the seven fuel and line operations facilities offset by capital expenditures of $46.2 million primarily related to tooling, facilities improvements and equipment used in the manufacturing process and additions to computer software of $3.1 million.

Net cash used in financing activities of $142.5 million represents payments on notes payable used to finance engine purchases and mandatory principal payments of the senior secured term loan.

Six Months Ended September 30, 2007. Net cash provided by operating activities was $196.4 million. The net cash generated was primarily due to customer deposits received on new commercial aircraft and collections of general aviation financing receivables, partially offset by cash used in building commercial aircraft inventory on a more linear timeline compared to aircraft deliveries, which are more heavily weighted to occur during the second half of the year, as well as the reduction of JPATS advance payments.

Net cash used in investing activities of $3,248.7 million included capital expenditures of $30.7 million primarily related to company-manufactured tooling and modernizing equipment used in the manufacturing process. The balance of investing cash used relates to the Acquisition consideration.

Net cash provided by financing activities of $3,298.2 million primarily represents the equity and debt financing received to fund the Acquisition.

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

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, has a $35.0 million commitment in the Company’s $400.0 million revolving credit facility. Accordingly, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under the Company’s revolving credit facility. As of September 28, 2008, there were no amounts outstanding under the revolving credit facility.

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

We have substantial indebtedness. As of September 28, 2008, our total indebtedness was $2,473.5 million, including $89.7 million of short-term obligations payable to a third party under a financing arrangement. We also had an additional $400.0 million available for borrowing under our revolving credit facility, subject to the expected $35.0 million reduction in availability due to the Lehman bankruptcy discussed above, as well as up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our senior PIK-election notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest.

As of September 28, 2008, we continue to be in full compliance with all covenants contained in our debt agreements.

As of September 28, 2008, we had $319.0 million of cash and cash equivalents. Our future cash deployment plans may include any combination of prepayment of our term loan, repurchase of notes, strategic acquisitions or other investments in our business. Our management believes that our cash on hand, together with cash from operations and, if required, borrowings under our available revolving credit facility will be sufficient to meet our cash requirements for the next twelve months.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the second half of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher second half delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the second half of the year could have a disproportionate effect on our full-year financial operating results.

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Orders from the U.S. and foreign governments are included in backlog upon receipt of an executed contract up to the authorized funding limit. Our backlog was $7.9 billion at September 28, 2008 and includes significant orders with NetJets® Inc. and the U.S. Government.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our financial condition, results of operations or liquidity. See Note 13 to the unaudited condensed consolidated financial statements for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the nine months ended September 28, 2008. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31,2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of September 28, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Not applicable. Because our management was not required to, and did not, file an annual report on internal control over financial reporting pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 for the prior fiscal year, it did not perform an evaluation, pursuant to Rule 13(a) or 15(d), of any change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc. (“GS Group”), Sanjeev Mehra (an employee of GS Group and one of our directors), Hawker Beechcraft Corporation, Hawker Beechcraft Charter & Management, Inc. and Hawker Beechcraft Services, Inc. The complaint alleged that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. On September 24, 2008, the court granted our motion to dismiss all claims against the Hawker Beechcraft defendants.

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

In addition to the risk factors below and other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position or results of operations.

The conditions of the U.S. and international capital markets may adversely affect our financial condition or liquidity.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, has a $35.0 million commitment in the Company’s $400.0 million revolving credit facility. Accordingly, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under the Company’s revolving credit facility.

If other financial institutions that have extended credit commitments to the Company are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fulfill their credit commitments to the Company, which could have an adverse impact on the Company’s financial condition and its ability to access its revolving credit or to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes. As of September 28, 2008, there were no amounts outstanding under our revolving credit facility.

Our results of operations and financial condition could be adversely impacted by some of our customers’ inability to obtain financing.

Our customers rely on the financial credit markets to obtain financing for new and used aircraft purchases. The recent unprecedented turmoil in the credit markets may reduce the number of lenders willing to finance aircraft or cause lenders to impose stricter lending requirements. The inability of a portion of our customers to obtain financing could lead to reduced demand for our products, delayed deliveries or order cancellations, which could adversely affect the number of aircraft deliveries we make or reduce the prices we can charge for our aircraft, either of which could have an adverse impact on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On October 31, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of Hawker Beechcraft, Inc. adopted the 2008 Management Incentive Plan. The plan provides an award target amount for each of our named executive officers based on a percentage of their salary. The target award levels for Mr. Schuster and Mr. Sanders are as specifically set forth in their employment agreements. Individual award targets are based on the executive’s position within the organization and are approved by the Board of Directors. The individual award targets for 2008 are:

Name	Percentage of Salary Payable at Target Award Level
James E. Schuster	100%
James K. Sanders	75%
Bradley A. Hatt	50%
Sharad B. Jiwanlal	50%

For executive officers, the plan provides for award payments based on the achievement of certain corporate financial performance measures and certain non-financial results. The corporate financial performance measures that will be utilized in 2008 are the following (the weighting of the measure is indicated in parentheses): (i) Net Bookings (15%), (ii) Pro Forma Adjusted EBITDA (35%), (iii) Free Cash Flow (20%), (iv) Pre-tax Return on Invested Capital (ROIC) (15%), (v) Commercial Aircraft Net Pricing Achieved versus Plan (8%) and (vi) 2009 Commercial Aircraft Sales in 2008 year-end backlog (7%). These six financial metrics determine the level of funding of the available pool under the Management Incentive Plan. Even if such financial metrics are achieved, 25% of the funding for the pool is considered “at risk” depending upon the achievement of a separate set of non-financial measures. The corporate non-financial measures that will be utilized in 2008 are the following (the weighting of the measure is indicated in parentheses): (i) Deliver 40 Hawker 4000 aircraft during 2008 (17.6%), (ii) Develop and implement an initial Safety Management System reporting and process variation review process (17.6%), (iii) Complete Product Development Program No. 427, Gate 9 test readiness (17.6%), (iv) Complete Product Development Program No. 396, Gate 8 critical design review (17.6%), (v) Obtain reauthorization of the FAA Delegation of Authority (17.6%), and (vi) Finalize one international T-6 contract award (11.8%). For each such financial measure, the value assigned to the measure ranges from 50% to 150% of the target weighting, with no value assigned if the threshold goal for the measure is not met. If the threshold is met, a value equivalent to 50% of the target amount is assigned.

With the exception of Mr. Schuster and Mr. Sanders, whose maximum bonus payouts are equivalent to 200% of their target awards under the terms of their Employment Agreements, the maximum payout for each individual under the Management Incentive Plan is equivalent to 150% of their target award. The actual percentage amount of target bonus earned by each individual is determined by applying the same percentage, calculated by achievement of the financial and non-financial metrics, used to determine the size of the available bonus pool. For each executive officer, with the exception of Mr. Schuster, the percentage fixed by achievement of these financial and non-financial measures will make up 100% of the individual’s final bonus payout under the Management Incentive Plan. For Mr. Schuster, the stated financial and non-financial measures will make up 70% of his final payout and the remaining 30% will be based on the attainment of three personal goals established by the Committee. The three personal goals, each of which will be measured independently and weighted at 10%, consist of the following: (i) improved productivity and capability in the Product Development/Engineering/Program Management function, (ii) achievement of production stability and tangible progress on key value capture production metrics, and (iii) achievement of key quality metrics on selected turboprop and jet aircraft models. Specific performance metrics have been established to measure achievement in each of these areas. Payment under the Management Incentive Plan on any of Mr. Schuster’s personal goals is to be contingent on HBAC achieving at least 90% of 2008 target EBITDA (adjusted for sale of the fuel and line operations).

Item 6.	Exhibits

Exhibit Number	Description
31.1.1	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

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

Date: November 4, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight
(Principal Accounting Officer)

Date: November 4, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1.1	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.