Form 10-K
period 2008-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2009-02-25
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

No membership interests in Hawker Beechcraft Acquisition Company, LLC and no common shares of Hawker Beechcraft Notes Company are held by non-affiliates.

FORWARD-LOOKING STATEMENTS

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report on Form 10-K includes forward-looking statements including, for example, statements about our business outlook, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions; production delays resulting from lack of regulatory certifications, work stoppages at our operations facilities, disruption in supply from key vendors and other factors; competition in our existing and future markets; lack of market acceptance of our products and services; the substantial leverage and debt service resulting from our indebtedness; loss or retirement of key executives, and other risks disclosed in our filings with the Securities and Exchange Commission.

In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the sections Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should review carefully these sections of this Annual Report for a more complete discussion of these risks and other factors that may affect our business.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above. Except as required by law, we are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Basis of Presentation

As used in this annual report, unless the context indicates otherwise:

•	The terms “we,” “our,” “us,” the “Company,” “Successor” and “Hawker Beechcraft” refer to Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and its subsidiaries.

•	“HBI” refers to Hawker Beechcraft, Inc., the direct parent company of HBAC.

•

“Raytheon” refers to Raytheon Company. “RA” or “Raytheon Aircraft” refers to certain subsidiaries of Raytheon which made up essentially the business acquired by HBI. RA is also referred to as the “Predecessor” in certain sections of this annual report. Raytheon was the Predecessor’s parent company.

•

The term “senior notes” refers to $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015 and $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 of HBAC and Hawker Beechcraft Notes Company (“HBNC”) that were registered under the Securities Act of 1933, as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes.

•

The term “notes” refers to the senior notes and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017 (the “senior subordinated notes”) of HBAC and HBNC that were registered under the Securities Act of 1933, as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes.

Although HBNC is a co-issuer of the notes, we do not expect HBNC to have any operations, assets or revenues. Additionally, HBNC may be dissolved in the event of a future conversion of HBAC into a corporation.

Market Data Used in this Report

Certain market and industry data included in this annual report, and our position and the positions of our competitors within these markets, are based on estimates of our management, which are primarily based on our management’s knowledge and experience in the markets in which we operate. Although we believe all of these estimates were reasonably derived, you should not place undue reliance on them as estimates are inherently uncertain. Other market and industry data is derived from information obtained from market research firms, including information published by the General Aviation Manufacturers Association (“GAMA”), Forecast International, Inc., the Teal Group and Honeywell Aerospace. While we believe the industry sources used are generally reliable, we have not independently verified data from these sources or obtained third party verification of market share data and do not guarantee the accuracy or completeness of this information. Data regarding our industry is intended to provide general guidance but is inherently imprecise. Market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data regarding the specific market segments which we serve, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, customer preferences can and do change. As a result, you should be aware that share, market size, relative positions within industry segments and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable.

In certain parts of this annual report, we state statistics or market positions of certain “families” of aircraft (e.g., the Hawker 900XP family). In this context, the family of a particular model includes the current type design, its current derivative products and any previous versions of the aircraft produced using the same type design. In the case of the King Air family, it refers to all three current King Air models, their current derivatives and any previous King Air models.

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. With over 75 years of experience, including our predecessors, we believe we are one of the most respected and established manufacturers of general aviation aircraft. We deliver our aircraft to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 27 countries to an estimated installed fleet of more than 37,000 aircraft.

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

Business Segment Information

We conduct our business through three segments: Business and General Aviation, Trainer Aircraft and Customer Support. A description of our business segments is set forth below. Segment financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Business and General Aviation

Our Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft. The segment manufactures one of the broadest product lines in the industry, including business jet, turboprop and piston aircraft, under the Hawker® and Beechcraft® brands. We believe our extensive product line, as described below, enables us to attract and retain a broad range of corporate, fractional and charter operators and individual customers. Our Business and General Aviation segment sells aircraft through various distribution channels, including direct single unit retail sales, fleet (multiple unit) sales to larger operators and our authorized dealer network. For the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively, sales in the Business and General Aviation segment were approximately 77%, 77%, 71% and 70% of total consolidated sales.

Business Jets. Our business jet offerings include the Hawker 4000, the Hawker 900XP family, the Hawker 400XP and the Beechcraft Premier IA.

The Hawker 4000 received Federal Aviation Administration (“FAA”) type and production certification in June 2008. It is our first entry into the super midsize jet market and is one of only two certified all-composite fuselage business jets in the general aviation market (our Premier IA is the other). We believe its performance characteristics will make it a strong competitor in its segment and provide our existing midsize jet customers an opportunity to upgrade. Its unique wing design enhances aerodynamic efficiency, providing a range of more than 3,280 nautical miles, which makes the Hawker 4000 capable of non-stop transcontinental and transatlantic travel. Deliveries of the Hawker 4000 commenced in June 2008.

The Hawker 900XP family includes the Hawker 900XP, the Hawker 850XP and the Hawker 750. In the third quarter of 2007, we began deliveries of the Hawker 900XP, a derivative of the Hawker 850XP midsize jet. The Hawker 900XP has a range of over 2,900 nautical miles, and we expect its new engine technology to provide a reduction in operating costs and improvement in maintenance inspection intervals over the Hawker 850XP. Once remaining customer orders are satisfied, production of the Hawker 850XP will be discontinued. In June 2008, we began deliveries of the newly certified Hawker 750, which is also a derivative of the Hawker 850XP. The Hawker 750, a product offering in the light midsize aircraft segment, provides additional cargo capacity, state-of-the-art avionics, a wider cabin than typical aircraft in its class and a range of approximately 2,200 nautical miles that is well suited for European-based operators. According to the GAMA data, the Hawker 900XP family had a combined 33% share of the midsize aircraft segment and 18% of the light midsize aircraft segment in 2008.

The Hawker 400XP has been one of the best selling light jets in each of the past five years, based on GAMA data, and represented approximately 20% of 2008 deliveries in the light jet market. In October 2008, we announced the launch of the Hawker 450XP, the latest derivative of the Hawker 400XP. Created in direct response to requests from our customers, the class-leading Hawker 450XP will boast longer range, faster climbing ability, lower operating costs, improved high altitude and hot field performance and enhanced technology over the Hawker 400XP. The Hawker 450XP is expected to enter service in 2011.

The Beechcraft Premier I entered service in 2001 to compete in the entry level segment of the business jet market. It is the first FAA certified all-composite fuselage business jet and provides a superior combination of speed, cabin size and avionics for its class. Additionally, the Premier I’s single pilot certification makes it a desirable aircraft for owner/operators seeking a business jet for personal use. The Premier IA derivative, introduced in 2005, improved upon the Premier I by offering a redesigned cabin interior and an upgraded avionics package. According to GAMA data, the Premier IA had a 29% share of the entry level aircraft segment in 2008. In May 2008, the Company announced the launch of the Premier II. Compared to the Premier IA, the Premier II will feature higher cruise speeds, a 20% longer range with four passengers and an increased payload while still offering the largest cabin and most technologically advanced single-pilot business jet in the world. The Premier II is expected to enter service in late 2010.

Turboprops. King Air is a leading name in turboprop aircraft, with approximately 42% of the passenger turboprop market in 2008, according to the GAMA data.

The King Air family is sold under the Beechcraft® brand and is currently comprised of the King Air 350, B200GT and C90GTi, and has ranges of approximately 1,800, 1,550 and 1,270 nautical miles, respectively. The King Air 350, B200GT and C90GTi typically are configured to carry nine passengers, seven passengers and five passengers, respectively, and can all be operated by a single pilot. Its squared-oval cabin design provides a spacious feel in the interior. The King Air 350 is the flagship of the King Air models with the most advanced performance and largest interior seating capacity. The King Air 350ER (extended range) provides an option to increase the operating range of the King Air 350 platform. The King Air 350ER has a maximum range of 2,500 nautical miles and is capable of “loiter times” over a station or on a patrol route of over eight hours, making this platform well suited for a variety of special mission applications. The King Air B200GT cruises at 35,000 feet and handles runways as short as 2,600 feet. It also offers a comparatively low maintenance cost for its class and hourly operating costs lower than jet competitors. The King Air B200GT entered the market as a direct response to customer feedback desiring faster cruise speeds. The King Air B200GT has a maximum cruise speed of 305 knots, 20 knots faster than the previous King Air B200 model, as a result of a new engine developed specifically for the King Air B200GT. The King Air C90GTi offers the flexibility to operate from short unimproved runways. The recent upgrade of the King Air C90GTi incorporates an industry leading avionics system, previously installed on the King Air B200GT and the King Air 350, and brings the avionics in line with the King Air B200GT and King Air 350. The King Air C90GTi is the lowest priced twin turbine business aircraft with the industry leading avionics system and ensures a logical pilot migration path to the larger King Air and Premier models.

In October 2008, the Company announced the launch of the King Air 350i, which will feature a new cabin entertainment system, a flexible cabin configuration and reduced cabin noise. The King Air 350i is expected to enter service in late 2009.

Pistons. Our entry-level piston aircraft, the Beechcraft Baron and Beechcraft Bonanza models, are leaders in the executive piston aircraft market. The twin-engine Baron G58 and single-engine Bonanza G36 can carry up to five passengers and can be operated by one pilot. Both models have a sophisticated avionics suite and one of the most advanced autopilot systems offered in piston aircraft today.

Special Mission Aircraft. We also offer government customers modified versions of our general aviation aircraft for use in special missions, including search and rescue, maritime surveillance, border patrol, air ambulance, flight inspection and electronic intelligence gathering missions.

Trainer Aircraft

Our Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6A Texan II (“T-6A”). In 1995, RA was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this contract, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through December 31, 2008, Hawker Beechcraft and RA have delivered 406 trainer aircraft under the JPATS contract. In addition, RA sold and delivered 26 T-6A trainers to NATO Flying Training of Canada and 45 T-6A trainers to the Hellenic Air Force of Greece. We are currently marketing the T-6A, and its derivatives, to certain foreign governments and anticipate additional international awards in the near future. Our Trainer Aircraft segment also provides training and logistics support and aftermarket parts and services. We expect the U.S. Government to continue to require product support for T-6A trainers through 2050. For the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively, sales in the Trainer Aircraft segment were approximately 9%, 10%, 14% and 14% of total consolidated sales.

Customer Support

Our Customer Support segment provides parts and maintenance services to our estimated installed fleet of over 37,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas, Salina, Kansas, and Liege, Belgium. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network consists of the largest number of jet and turboprop service centers in the industry, including 11 company-owned service centers in the United States, the United Kingdom and Mexico, as well as 95 company-authorized third party service centers in 27 countries. For the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively, sales in the Customer Support segment were approximately 14%, 13%, 15% and 16% of total consolidated sales.

Customers and Distribution Methods

Our diverse customer base includes corporations, fractional and charter operators, governments and individuals around the world. We currently have an extensive network of general aviation dealers, regional sales representatives and distributors who market our products around the world. We employ specialized sales teams for our products. We sell parts through a variety of channels, including our headquarters in Wichita, Kansas, and our 11 company-owned and 95 company-authorized third party service centers. We sell support services through our company-owned service centers.

We continue to develop our sales resources to address markets outside the U.S. We currently have the largest installed fleet of turboprop and business jet aircraft in Latin America and Africa, and we believe our King Air products are ideally suited for the level of infrastructure available in many developing nations. We continue to market our T-6A trainers and its derivatives to foreign governments. For the year ended December 31, 2008, 47% of our sales were from outside the U.S. For additional information related to our sales derived outside the U.S., see Note 20 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

For 2008, one customer, the U.S. Government, represented approximately 12% of our sales, primarily from our Trainer Aircraft segment. A significant reduction in purchases by the U.S. Government could have a material adverse effect on our financial position, results of operations and liquidity. Our top 10 customers represented approximately 28% of sales during the same period. Additionally, one customer, NetJets® Inc. (“NetJets”), holds a significant percentage of our backlog; however, this backlog is for deliveries over a number of years and less than 10% of our aircraft sales in 2008 were made to NetJets.

Competition

Competition in the Business and General Aviation segment is based on price, quality, product support, performance, reliability, product innovation and reputation. Our Hawker® and Beechcraft® brands have long stood for innovation, performance, quality and value and support the leading market positions for our aircraft. For example, the Hawker 900XP and King Air product families are the best selling business jet and turboprop lines, respectively, in the history of the general aviation industry. Competition is driven by the ability to deliver superior performance and features, such as increased cabin size or range, on a cost-effective basis. We have five major competitors in the business and general aviation industry: Cessna Aircraft Company, Bombardier Aerospace, Gulfstream Aerospace Corporation, Dassault Falcon Jet Corp. and Embraer Empresa Brasileira de Aeronautica, S.A.

The Trainer Aircraft segment operates in the military aviation business and is the sole source provider of the world’s best selling primary military trainer aircraft, the T-6A, to the U.S. Air Force and the U.S. Navy. Outside the U.S., we compete for primary military trainer contracts with companies including Pilatus Aircraft Ltd., Embraer Brazillian Aviation Co., Korea Aerospace Industries Ltd., Alenia Aermacchi and Lockheed Martin Corporation.

Competition in the Customer Support segment is based upon price, quality, performance, innovation and reputation. Providing superior service and support is considered the primary mission of our parts and maintenance organizations within Customer Support. Direct competition against those parts and maintenance activities comes mostly from a multitude of privately-owned maintenance facilities, repair shops, parts brokers and parts distributors located across the global market. Most of these competitors are regionally focused without any significant concentration of market share by any one competitor. Our Customer Support segment seeks to increase our share of the aftermarket services provided to our customers by continuing to improve our service standards, leveraging our product knowledge, expanding our product offerings and improving distribution capabilities. We seek to reach industry-leading service levels and to improve the profitability of our company-owned service network.

Employees

As of December 31, 2008, we had approximately 9,800 employees, 51% of whom were covered by collective bargaining agreements. Approximately 4,700 of our hourly employees at our Wichita and Salina, Kansas facilities are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”). Our Little Rock, Arkansas facility, which has approximately 600 hourly employees, and our U.S. service facilities, which collectively have approximately 600 employees, are not covered by a collective bargaining agreement. Our service facility in Chester, England has a two-year union contract covering approximately 250 employees that expires on March 31, 2009.

On August 2, 2008, our union work force failed to ratify a new collective bargaining agreement and voted to engage in a strike. The strike started August 4, 2008 and affected our Wichita and Salina, Kansas operations. The strike lasted approximately four weeks with employees returning to work during the week of September 1, 2008. The strike disrupted our manufacturing and assembly operations, which significantly impacted our production schedule and deliveries for the balance of 2008. The new collective bargaining agreement expires in 2011.

In response to weakness in the global economy and anticipated reduced aircraft production rates, we reduced our workforce by approximately 500 workers in November 2008 and, in early 2009, announced another 2,300 reductions to be completed by the end 2009.

Suppliers and Raw Materials

Our key supplies vary from raw materials, such as aluminum, to completed aircraft components and major assemblies, such as engines, avionics, fuselages and wings. We expect that major aircraft systems and structures will continue to comprise a substantial portion of our supply costs. Pricing arrangements with our suppliers generally include multi-year contracts with fixed-price and/or annual price adjustment clauses based on published economic indices.

A significant portion of components in each of our aircraft designs, such as engines and avionics, is co-developed with our suppliers and, therefore, are often sole-sourced with the supplier of a particular component. The majority of our supplies are custom ordered, engineered into the aircraft design and governed by FAA aircraft certification. Therefore, changing an existing supplier’s design is often cost-prohibitive because it requires re-certification by the FAA.

Approximately 50% of our direct material purchases are from the following four major suppliers: Pratt & Whitney Canada (engines), Honeywell (engines, avionics, environmental control, auxiliary power units and lighting), Rockwell Collins (avionics) and Airbus (certain wings and fuselages). Currently, we do not have purchases from a single supplier that exceed 10% of cost of sales.

Working Capital

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the second half of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher second half delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the second half of the year, as occurred during 2008 as a result of the strike by our Wichita and Salina, Kansas union work force, could have a disproportionate effect on our full-year financial operating results. The union strike is discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition,” in this Annual Report on Form 10-K. Business for the Trainer Aircraft and Customer Support segments is not generally seasonal in nature.

Backlog

Our backlog is summarized below:

	At December 31, 2008			At December 31, 2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Business and General Aviation	$6,797.6	$0.1	$6,797.7	$5,900.3	$6.9	$5,907.2
Trainer	785.6	23.3	808.9	356.9	26.7	383.6

Total	$7,583.2	$23.4	$7,606.6	$6,257.2	$33.6	$6,290.8

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Orders from the U.S. and foreign governments are included in backlog upon receipt of an executed contract. Unfunded backlog represents U.S. and foreign government contracts for which funding has not yet been appropriated. Our backlog includes significant orders with NetJets® Inc. and the U.S. Government. Due to the nature of the work performed, the Customer Support segment does not have backlog. Approximately 70.0% of our total backlog at December 31, 2008 represents orders that are not expected to be filled in 2009. As the general economic environment has deteriorated, new order activity has declined and order cancellations have increased. The Company does not believe 2009 new bookings will reach recent year levels and anticipates declining backlog in 2009.

Research and Development

Our research and development efforts are focused on developing technologies that will improve our existing products and our manufacturing processes. We believe derivative models refresh our product line and typically generate increased sales volume. Over the past four years, we have successfully introduced 13 new or derivative models. We plan to focus future research and development efforts on derivative models of our existing aircraft.

Our development effort is an ongoing process that helps us increase the value of our products and expand into new markets. We are currently focused on research in areas such as advanced metallic joining, low cost composites, noise attenuation, efficient structures, systems integration, advanced design and analysis methods and new material application. We collaborate with our major suppliers on product upgrades and often share the associated costs.

Research and development expenditures were $110.2 million, $70.1 million, $21.3 million and $83.2 million for the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively.

Government Contracts

All companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience, as well as termination for default based on performance. Upon termination for convenience, we generally would be entitled to compensation only for work done, supplier costs and termination liability made at the time of termination and to receive some allowance for profit on the work performed. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future U.S. Government contracts and orders. Furthermore, on U.S. Government contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, which would likely result in the termination of our subcontract.

Governmental Regulations

Our operations, products and services are subject to oversight by the FAA and its counterpart regulators in jurisdictions outside of the United States. These regulators routinely evaluate aircraft operational and safety requirements and are responsible for certification of new and modified aircraft. These regulators further oversee other aspects of our operations, including the provision of aircraft maintenance services. Failure to comply with the applicable laws, rules and regulations governing aviation in the U.S. or other jurisdictions may subject us to civil penalties, including fines or the suspension or revocation of certain necessary licenses or certifications. Future action by these regulators, including increased scrutiny or a change from past practices, may adversely affect our financial position, results of operations or liquidity and impair our ability to certify and deliver new products.

Defense contractors are subject to many levels of audit, investigation and claims. Agencies that oversee contract performance include: the Defense Contract Audit Agency (“DCAA”), the U.S. Department of Defense (“DOD”), the Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, including treble damages, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

As a U.S. Government contractor, we are subject to specific import and export, procurement and other regulations and requirements. Delays or disapproval of export or import licenses or agreements could delay production and adversely affect our sales. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or terminations and the assessment of penalties and fines, and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and recording of costs. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DOD requirements.

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

Intellectual Property

We rely on a combination of trademarks, trade names, copyrights, patents and trade secrets to establish and protect our intellectual property rights relating to the development and manufacturing of our products. Some of these intellectual property assets are owned jointly with others or through licenses. In the ordinary course of business, we have disputes with third parties regarding intellectual property rights which, in some cases, result in litigation.

Environmental, Health and Safety Matters

Our operations are subject to the requirements of federal, state, local, European and other foreign environmental and occupational health and safety laws and regulations, the violation of which could result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to pollution; the protection of human health and the environment; air emissions; wastewater discharges; occupational safety and health; and the generation, handling, treatment, remediation, use, storage, transport, release of and exposure to, hazardous substances and wastes. We have incurred, and will continue to incur, costs and capital expenditures to comply with these environmental requirements and to obtain and maintain all necessary permits. Any failure by us to comply with such laws and regulations could subject us to significant civil or criminal fines and penalties and other liabilities. In addition, if we were convicted of a violation of these laws or regulations (including the Clean Air Act and the Clean Water Act), we, or one of our subsidiaries, could be placed by the Environmental Protection Agency (“EPA”) on the “Excluded Parties List” maintained by the U.S. General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Facilities at which the violation occurred cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA, and pre-existing contracts may be terminated by the government once a facility is listed. In addition, this prohibition can also extend to other facilities that are owned or operated by the convicted entity.

Under certain statutes of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be without regard to fault or to the legality of the activities giving rise to the contamination. Contamination has been identified at some of our facilities, and we have incurred, and will continue to incur, costs to investigate and remediate these conditions. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. In addition, we may incur liabilities in connection with any future environmental contamination or any previously unknown but currently existing environmental conditions at our facilities. While the amount of these costs and liabilities could be significant, we do not believe that, based on currently available information, the costs of investigation and remediation and other costs with respect to identified environmental conditions, including conditions at offsite disposal locations with respect to which we have been notified of potential liability, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Under our stock purchase agreement with Raytheon, subject to certain conditions, Raytheon is obligated to indemnify us for a number of categories of environmental liabilities, including liabilities relating to contamination at, and waste disposal sites used by, facilities that RA formerly owned or operated. We cannot be certain, however, that Raytheon will satisfy its indemnification obligations in whole or in part. If Raytheon fails to comply with its indemnity obligations, we could become subject to significant liabilities.

In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving, and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition, results of operations or liquidity. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, the costs of compliance could increase. If we cannot pass along future costs to our customers, any such increases may have an adverse effect on our business, financial condition, results of operations or liquidity.

Corporate Information

Hawker Beechcraft Acquisition Company, LLC is a limited liability company formed in 2006 under the laws of the State of Delaware. Hawker Beechcraft Notes Company is a corporation formed in 2007 under the laws of the state of Delaware. Our headquarters and principal executive offices are located at 10511 East Central, Wichita, Kansas 67206 and our telephone number is 316.676.7111. Our website is www.hawkerbeechcraft.com. The information contained on or connected to our website is expressly not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Risks Relating to Our Business

Difficult conditions in the capital, credit, general aviation and other aircraft markets and in the overall economy could materially adversely affect our business, financial condition, results of operations and liquidity, and we do not know if these conditions will improve in the near future.

Our business, financial condition and results of operations are being materially adversely affected by difficult conditions and significant volatility in the capital, credit, general aviation and other aircrafts markets and in the overall economy. These factors, combined with volatile fuel prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. The recession has negatively affected the demand for new and used business jets, spare parts and maintenance, and our results of operations and financial condition could be materially negatively impacted if the current economic conditions continue.

The products we sell are considered discretionary purchases, and our levels of sales have historically been tied to corporate and consumer spending levels, which are typically cyclical in nature. Our sales are significantly affected by the level of corporate spending which, in turn, is a function of the general economic environment. In a recessionary economy such as many of the markets in which we operate are experiencing, corporate cash flows decrease, which typically leads to a decrease in demand for our products or postponement of planned purchases. The purchase of our products by consumers is discretionary, and therefore highly dependent upon the level of consumer spending. Accordingly, sales of our products may be adversely affected by an economic downturn, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.

Moreover, aircraft customers, including sellers of fractional share interests, providers of charter services and dealers may respond to the current weak economic conditions by delaying delivery of orders or canceling orders. We have already experienced an increased number of cancellations in late 2008 and in 2009. We are experiencing declining sales of aircraft and increases in aircraft inventories and costs as well as declining levels of customer deposits on general aviation aircraft. Weakness in the economy may also result in fewer hours being flown on existing aircraft and, consequently, lower demand for spare parts and maintenance services. Weak economic conditions may also cause reduced demand for used business jets. We have experienced reductions in the fair market value of used aircraft accepted as trade-ins while such aircraft were in our inventory.

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

Some of our customers rely on credit markets to obtain financing for new and used aircraft purchases. The recent unprecedented turmoil in the credit markets may reduce the number of lenders willing to finance aircraft or cause lenders to impose stricter lending requirements. The inability of a portion of our customers to obtain financing could lead to reduced demand for our products, delayed deliveries or order cancellations, which could adversely affect the number of aircraft deliveries we make or reduce the prices we can charge for our aircraft, either of which could have a material adverse effect on our financial condition and results of operations.

Because our Predecessor’s historical financial information may not be representative of our results as a separate company, there is limited financial information on which to evaluate our business.

The historical financial information we have included in this report for periods prior to the Acquisition may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, there is limited information on which to evaluate our business as an investment decision. This is because:

•

when our business was owned by Raytheon, Raytheon provided various services and allocated expenses for services to RA in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves;

•

the events and changes that have occurred as a result of our operations as a stand-alone business, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters, are reflected only for the period following the Acquisition; and

•	the information provided for the periods prior to the Acquisition includes assets and liabilities that were not purchased or assumed as part of the Acquisition.

The investment of our cash balance is subject to risks which may cause losses and affect the liquidity of these investments.

We hold our cash in a variety of investment grade, liquid money market instruments. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments. Fair market value of our investments is determined on a daily basis based on market prices.

Inclement weather conditions during the last quarter of the calendar year, when we typically have our peak deliveries, could adversely affect our financial results.

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

Currently, NetJets is the largest customer in our Business and General Aviation segment. For the year ended December 31, 2008, less than 10% of our aircraft sales were made to NetJets. As of December 31, 2008, a significant percentage of our backlog was with NetJets. Our contracts with NetJets permit it to terminate the contracts or cancel any or all aircraft orders at any time, subject to payment of liquidated damages under certain circumstances. A significant reduction in purchases by NetJets could have a material adverse effect on our business, financial condition, results of operations and liquidity. If NetJets: (1) experiences a decrease in requirements for the products that we supply to it; (2) experiences a major disruption in its business or a decrease in orders from its customers; (3) suffers operational or financial difficulties; or (4) becomes dissatisfied with the level and/or quality of service we provide, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Our JPATS contracts expose us to the inherent risks of fixed price contracting, and future contracts under the JPATS program are not guaranteed.

We manufacture aircraft for the U.S. Air Force and the U.S. Navy. We provide some of our products and services to governments through long-term contracts in which the pricing terms are fixed based on certain production volumes. For the year ended December 31, 2008, approximately 9% of our revenues were derived from the JPATS contract and a further 3% were derived from other U.S. Government contracts. Government programs such as the JPATS program are generally implemented by the award of multi-year contracts in which the pricing for future years’ procurements by the government is negotiated under fixed price contracts and segregated into individual lots to be exercised on an annual basis. The award of these future lots is subject to future Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program extends for more than one year. Consequently, programs are often only partially funded at any one time, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts under such programs are subject to termination or adjustment if appropriations for the program are not available or change. In addition, U.S. Government contracts, including the JPATS contract, generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience as well as termination for default based on performance. Upon termination for convenience, we are generally entitled to compensation only for work done and commitments made at the time of termination. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

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

The JPATS contract for Lots 1-8 was competitively awarded under Federal Acquisition Regulations (“FAR”) Part 15 but changed for Lots 9-13 to a commercial FAR Part 12 contract. Our new contract covering Lots 14-16 has been deemed to be a “sole-source” procurement and subject to full FAR Part 15 requirements. This government mandated change from commercial FAR Part 12 to sole source FAR Part 15 will likely result in less favorable payment terms, a requirement to negotiate program cost and profit margins within prescribed limits, and greater government oversight.

In 2008, we completed negotiations for Lots 14-16. Since this contract, similar to the original contract, is a fixed price contract, we will bear the risk that increased or unexpected costs may reduce our profit margins or cause us to sustain losses on the contract. We must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately, or control costs during performance of a fixed price contract may reduce the profitability of a contract or cause a loss.

We operate in a very competitive business environment.

The general aviation industry is highly competitive and we encounter competition in both domestic and foreign markets. The highly competitive nature of our industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. We currently compete with five major competitors in the general aviation market: Cessna Aircraft Company, Bombardier Aerospace, Gulfstream Aerospace Corporation, Dassault Falcon Jet Corp. and Embraer-Empresa Brasileira de Aeronautica, S.A. All of our competitors are part of larger, more diversified companies. Since these competitors are each part of a larger entity, they may have access to more resources than we do. The larger size of these competitors may provide lower cost of capital, the ability to sustain a prolonged downturn in the industry or general economy, more funds for investment in development of new products and more resources in general. These competitors may have less debt than we have and may be better able to withstand changes in market conditions within the industry. For these reasons, we may not be able to compete successfully against such competitors or future entrants into the general aviation markets in which we compete, which could have a material adverse effect on our business, financial condition and results of operations.

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

The General Aviation Revitalization Act of 1994 (“GARA”) provides a “statute of repose” which, in the context of aviation litigation, operates to limit the time a lawsuit can be filed against an aircraft manufacturer. GARA bars lawsuits against a manufacturer of aircraft or aircraft components once the product has been in service for eighteen years. Such limitations on liability, however, are dependent upon the facts and circumstances surrounding the incident giving rise to liability. GARA does not, for instance, apply if the aircraft was engaged in a scheduled passenger flight and may not apply in certain air medical services operations. RA has manufactured certain aircraft that remain in use in scheduled passenger and other operations, including the King Air 1900, that may not be covered by GARA. In addition, as part of the Acquisition, we retained the type certification for the King Air 1900. As a result, if any of these aircraft were to crash or be involved in an accident, we could be exposed to liability and may not have a defense under GARA.

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

Under the purchase agreement relating to the Acquisition, Raytheon has retained liability for product liability claims relating to occurrences after April 1, 2001 until closing of the Acquisition. However, to the extent that Raytheon fails to uphold its agreements under the contract, we could be adversely affected. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon.

We incur risks associated with our aircraft programs.

The principal markets in which our businesses operate experience changes due to the introduction of new technologies. To meet our customers’ needs in these businesses, we must continuously design new products, update existing products and services, and invest in and develop new technologies. New programs with new technologies typically carry risks associated with design responsibility, FAA mandated certification requirements, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delivery schedules and unique contractual requirements, supplier performance and our ability to accurately estimate costs associated with such programs. Our competitors may also develop products that are superior to our products or may adapt more quickly than us to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques to manufacture their products and may make it more difficult for us to compete. In addition, any new aircraft program may not generate sufficient demand or may be subject to technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule, and the costs of these new aircraft programs may exceed our expectations. If we were unable to manufacture products at our estimated costs or if a new program in which we had made a significant investment is subject to weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected.

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

We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources. Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts that meet our technical specifications could adversely affect production schedules and contract profitability. A significant portion of components in each of our aircraft designs, especially major systems such as engines and avionics, are co-developed with our suppliers and, therefore, are often sole-sourced with that supplier.

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

Further, the FAA prescribes standards and qualification requirements for aerostructures, including virtually all general aviation products, with which our suppliers must comply. We cannot be certain that our suppliers will be able to comply, and failure to do so may cause shortages or delays. We cannot be certain that substitute raw materials or component parts will be available to us or will meet the strict specifications and quality standards that we, our customers and the U.S. Government impose. Often, our certification from the FAA relates to a specific part from a specific supplier. If we were required to certify replacement parts from a new vendor, the certification process could materially delay production and adversely affect our business, financial condition, results of operations and liquidity.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Approximately half of our workforce at December 31, 2008 was represented by unions and is covered by a collective bargaining agreement which expires in 2011. In addition, our service facility in Chester, England has a union contract covering approximately 250 employees that expires on March 31, 2009. If our workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations that could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our sales or supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all general aviation products. The FAA further regulates virtually all aviation services, such as maintenance, training, and the operation of aircraft. Comparable agencies, including but not limited to the European Aviation Safety Agency (“EASA”), in Europe, regulate these matters in other countries. In addition, the FAA, the EASA or other comparable agencies occasionally propose new regulations or changes to existing regulations. These regulations, if adopted, could cause us to incur significant additional costs to achieve compliance. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition, results of operations and liquidity could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting existing products to comply with new regulatory requirements can be expensive and time consuming.

Further, our business could be materially adversely affected if the U.S. Government enacts new regulation in the form of “user fees” or other tax regulation on our products or their use. Our products are generally considered discretionary goods and are not currently subject to “user fees” or other excess taxation. If the U.S. Government were to institute new taxes on the operation or use of our products, the attractiveness of general aviation as an alternative to commercial airfare could be affected and demand for our products may decrease, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Certain contracts, primarily related to our special mission business, are classified contracts. Because one of our principal shareholders is a Canadian entity, we have agreed to, and have implemented, a Security Control Agreement (“SCA”) with the Defense Security Service (“DSS”) as a suitable foreign ownership, control or influence (“FOCI”) mitigation arrangement under the National Industrial Security Program Operating Manual. A FOCI arrangement is necessary for us to continue to maintain the requisite security clearances to complete performance under these contracts. Failure to reach and/or maintain an appropriate agreement with DSS regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the security clearances, which in turn would mean that we would not be able to enter into future classified contracts, and may result in the loss of our ability to complete our existing classified contracts.

We are subject to regulation of our technical data and goods under U.S. export control laws.

We are regulated by the International Traffic in Arms Regulations administered by the U.S. Department of State, and the Export Administration Regulations administered by the U.S. Department of Commerce. Collaborative agreements that we may have with foreign persons, including manufacturers and suppliers, are also subject to U.S. export control laws. In addition, we are subject to trade sanctions against embargoed countries, administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.

A determination that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of fines and the denial of export privileges and debarment from participation in U.S. Government contracts. Delays or disapproval of export or import licenses or agreements could delay production and adversely affect our financial condition. Additionally, restrictions may be placed on the export of technical data and goods in the future as a result of changing geo-political conditions. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to strict environmental laws and regulations that may lead to significant, unforeseen expenses.

Our operations are subject to the requirements of federal, state, local, European and other foreign environmental and occupational health and safety laws and regulations, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to pollution; the protection of human health and the environment; air emissions; wastewater discharges; occupational safety and health; and the generation, handling, treatment, remediation, use, storage, transport, release of and exposure to, hazardous substances and wastes. We have incurred and will continue to incur costs and capital expenditures to comply with these environmental requirements and to obtain and maintain all necessary permits. Any failure by us to comply with such laws and regulations could subject us to significant civil or criminal fines and penalties and other liabilities. In addition, if we were convicted of a violation of certain of these laws or regulations (including the Clean Air Act and the Clean Water Act), we, or one of our subsidiaries, could be placed by the U. S. Environmental Protection Agency (the “EPA”) on the “Excluded Parties List” maintained by the U.S. General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Facilities at which the violation occurred cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA, and pre-existing contracts may be terminated by the government once a facility is listed. In addition, this prohibition can also extend to other facilities that are owned or operated by a convicted entity.

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

Under the purchase agreement with Raytheon, subject to certain conditions, Raytheon is obligated to indemnify us for a number of categories of environmental liabilities, including liabilities relating to contamination at, and waste disposal sites used by, facilities that RA formerly owned or operated. We cannot be certain, however, that Raytheon will satisfy its indemnification obligations in whole or in part. If Raytheon fails to comply with its indemnity obligations, we could become subject to significant liabilities.

In addition, environmental laws and regulations, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition, results of operations or liquidity. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, the costs of compliance could increase. If we cannot pass along future cost increases to our customers, any such increases may have an adverse effect on our business, financial condition, results of operations or liquidity.

We derive a significant portion of our revenues from sales to customers outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales to customers outside the United States. For the year ended December 31, 2008, international sales accounted for approximately 47% of our consolidated revenues. We expect that our international sales will continue to account for a significant portion of our revenues for the foreseeable future and may increase over time. As a result, we are subject to risks of doing business internationally, including:

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

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could materially adversely affect our business, financial condition, results of operations and liquidity.

In order to sell many of our products outside of the United States, we must first obtain licenses and authorizations from various government agencies. For certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent certain sales. Our inability to sell products outside of the United States could materially adversely affect our business, financial condition, results of operations and liquidity.

We are subject to fluctuations in the rate of exchange between U.S. dollars and foreign currencies, particularly U.K. pound sterling.

The majority of our sales are generated in U.S. dollars; however, a significant component of our aircraft production cost on certain models is contracted with suppliers in U.K. pound sterling. We enter into foreign currency forward contracts with commercial banks to fix the dollar value of a portion of our commitments to these suppliers; however, our existing foreign currency forward contracts may not cover the total value of foreign currency payments we are obligated, or may become obligated, to make. Therefore, we could be adversely affected by a weakening of the U.S. dollar relative to foreign currencies, particularly the U.K. pound sterling. Conversely, declining production volumes could cause an existing foreign currency forward contract to be in excess of required foreign currency causing us to be exposed to mark-to-market gains or losses for contracts not designated in a cash flow hedging relationship.

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

The valuation of used aircraft in inventory, which are stated at cost, but not in excess of realizable value, requires significant judgment. As part of our assessment of realizable value, we evaluate many factors, including current and future market conditions, the age and condition of the aircraft and availability levels of the aircraft in the market. In addition, the valuation of aircraft materials and parts that support our worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. As part of our assessment of realizable value, we evaluate many factors, including the expected useful life of the aircraft, some of which have remained in service for several decades. Furthermore, we assume an orderly disposition of both used aircraft and aircraft materials and parts in connection with our assessments of realizable value. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft and aircraft materials and parts and such changes in valuation could materially adversely affect our business, financial condition, results of operations or liquidity.

Our business could be adversely affected by a negative audit by the U.S. Government.

As a government contractor we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (the “DCAA”). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. Moreover, private individuals may bring qui tam, or “whistle blower” suits, under the False Claims Act, which permits a private individual to bring a claim on behalf of the U.S. Government to recover payments made as a result of a false claim. Such individuals may receive a portion of amounts recovered on behalf of the U.S. Government. If an audit, alleged whistle blower or other activity results in discovery of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

We rely on a combination of trademarks, trade names, copyrights, patents, non-patented proprietary know-how, trade secrets and other proprietary information. We employ various methods to protect our proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, contractors, distributors, consultants and others. However, these agreements may be breached. In addition, we hold U.S. and foreign trademarks and patents relating to a number of our products and have additional trademark and patent applications pending. We also apply for patents in the ordinary course of our business, as we deem appropriate. However, these precautions offer only limited protection, and our proprietary information may become known to, or be independently developed by, competitors, patent or trademark applications might not be issued or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, our existing or future patents, if any, may not afford us significant competitive advantages, and we cannot be certain that any patent application will result in an issued patent or that our patents will not be circumvented, invalidated or declared unenforceable.

Our results of operation and financial condition could be adversely affected if we become involved in intellectual property litigation. If we were to lose any such litigation, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, cause us to seek licenses and/or pay royalties to third parties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. Any of those events could have a material adverse effect on our financial condition and results of operations. The defense and prosecution of intellectual property suits and proceedings before the U.S. Patent and Trademark Office, or its foreign equivalents, are costly and time consuming. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

Any future business combinations, acquisitions, mergers or joint ventures will expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

We actively consider strategic transactions from time to time. We evaluate acquisitions, joint ventures, alliances or co-production programs as opportunities arise, and we may be engaged in varying levels of negotiations with potential competitors at any time. We may not be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms or at all. If we enter into these transactions, we also may not realize the benefits we anticipate. In addition, we may not be able to obtain additional financing for these transactions.

The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the increase in size after the transaction;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of geographically dispersed operations and personnel, who may speak different languages;

•	difficulties combining operations that use different currencies or operate under different legal structures;

•

difficulties in the integration of departments, systems (including accounting systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures and policies; and

•	constraints (contractual or otherwise) limiting our ability to consolidate, rationalize and/or leverage supplier arrangements to achieve integration.

Consummating any acquisitions, joint ventures, alliances or co-production programs could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations are impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the United States of America (“GAAP”) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected rate of inflation for medical costs. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to Other Comprehensive Income, a component of equity. Changes in key economic indicators could cause our assumptions to not be realized and materially impact our results of operations. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Item 7, “Management’s Discussion and Analysis – Critical Accounting Policies” of this Annual Report on Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect contributions to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (“ERISA”) and discretionary contributions to improve the plans’ funded status.

We are a holding company.

We are a holding company, and we conduct substantially all of our operations through our subsidiaries. As a result, our ability to meet our debt service obligations, including our obligations under the notes, substantially depends upon our subsidiaries’ cash flows and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. In addition, the payment of dividends or the making of loans, advances or other payments to us may be subject to regulatory or contractual restrictions.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the notes.

We have substantial indebtedness. As of December 31, 2008, we have $2,490.8 million of total indebtedness, including $113.6 million of short-term notes payable. In addition, our revolving credit facility permits additional borrowings of up to $400.0 million, subject to the expected $35.0 million reduction in availability due to the Lehman bankruptcy discussed previously, and we have up to $75.0 million of letter of credit issuances available under our synthetic letter of credit facility.

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

Furthermore, prior to the repayment of the notes, we will be required to repay or refinance our senior secured credit facilities and, prior to the repayment of the senior subordinated notes, we will be required to repay or refinance the senior notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; and/or

•	negotiations with our lenders to restructure the applicable debt.

Our senior secured credit facilities and the indentures governing the notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options.

Our principal sources of liquidity consist of cash generated by operations and borrowings available under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service obligations. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are largely beyond our control.

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

Our ability to comply with these provisions may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot be certain that such waivers, amendments or alternative additional financings could be obtained or, if obtained, would be on terms acceptable to us. In addition, the holders of the senior notes will have no control over any waivers or amendments with respect to any debt outstanding other than the debt contained in the indenture governing the senior notes, and the holders of the senior subordinated notes will have no control over any waivers or amendments with respect to any debt outstanding other than the debt contained in the indenture governing the senior subordinated notes. Therefore, we cannot be certain that even if the holders of the senior notes or senior subordinated notes, as applicable, agree to waive or amend the covenants contained in the respective indenture, the holders of our other debt will agree to do the same with respect to their debt instruments.

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

Our principal sources of liquidity consist of cash generated by operations and borrowings available under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service obligations. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are largely beyond our control.

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

The interests of GS Capital Partners VI, L.P. and Onex Partners II LP and their respective affiliates could conflict with the interests of the note holders or creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of GS Capital Partners VI, L.P. and Onex Partners II LP as equity holders might conflict with the interests of the note holders or creditors. Affiliates of GS Capital Partners VI, L.P. and Onex Partners II LP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the note holders or creditors. In addition, GS Capital Partners VI, L.P. and Onex Partners II LP or their respective affiliates may in the future own businesses that directly or indirectly compete with ours or our suppliers or customers of ours. For example, affiliates of Onex Partners II LP currently own a controlling interest in one of our suppliers.

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

At December 31, 2008 our properties consisted of the following:

Segment	Location	Activities	Owned/ Leased	Square Footage
Corporate Headquarters(1)	Wichita, Kansas	Parts processing, engine buildup, major and sub assembly, aircraft painting and interior installation and flight testing	Owned	3.8 million

Business and General Aviation	Salina, Kansas	Sub-assembly for all business and general aviation Beechcraft models and the Hawker 400XP	Leased	0.5 million

	Little Rock, Arkansas	Final specialty interior installation for the Hawker 900XP family and the Hawker 4000 and painting for the Hawker 900XP family	Leased	0.4 million

	Chihuahua, Mexico	Sheet metal processing, fabrication of parts and sub-assemblies for general aviation aircraft	Leased	0.2 million

Customer Support	Dallas, Texas	Retail aftermarket parts distribution warehouse	Leased	0.2 million

(1)	Our Corporate Headquarters are located in Wichita, Kansas. All three of our business segments, Business and General Aviation, Trainer Aircraft and Customer Support, have operations located at our Corporate Headquarters. All operations for our Trainer Aircraft segment are in Wichita, Kansas.

At December 31, 2008, our Customer Support segment operated 11 company-owned service centers in the following locations: Wichita, Kansas; Houston, Texas; Atlanta, Georgia; Van Nuys, California; Indianapolis, Indiana; Little Rock, Arkansas; Tampa, Florida; San Antonio, Texas; Toluca, Mexico; Oxford, England and Chester, England. In January 2009, the Company announced the opening of a new service center in Mesa, Arizona. These centers are supplemented by 95 company-authorized third party service centers. Service centers typically provide maintenance, repairs, overhaul, refurbishment and product upgrade services.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 19 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 26, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” in this Annual Report on Form 10-K). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier non-conformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition, results of operations or liquidity.

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

All of the issued and outstanding capital stock of Hawker Beechcraft Notes Company is owned by Hawker Beechcraft Acquisition Company, LLC, and all of the limited liability company interests of Hawker Beechcraft Acquisition Company, LLC are owned by Hawker Beechcraft, Inc. Accordingly, there is no established public trading market for HBAC’s equity securities.

Item 6.	Selected Financial Data

The following table presents selected historical financial information and other data. For the year ended December 31, 2008 and the nine months ended December 31, 2007, the financial information and other data is for HBAC, the “Successor,” and is derived from the audited consolidated financial statements of HBAC included elsewhere in this Annual Report on Form 10-K. For the three months ended March 25, 2007 and the years ended 2006, 2005 and 2004, the financial information and other data is for Raytheon Aircraft, the “Predecessor,” and is derived from the audited consolidated financial statements and accompanying notes thereto of the Predecessor and, with respect to the three months ended March 25, 2007 and the year ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and related notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Successor		Predecessor
(Dollars in millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Years Ended December 31,
				2006	2005	2004
Statements of Operations Data:
Sales	$3,546.5	$2,793.4	$670.8	$3,095.4	$2,980.8	$2,665.8
Costs and expenses:
Cost of sales	3,021.7	2,369.6	558.6	2,585.1	2,587.4	2,335.6
Selling, general and administrative expenses	279.1	205.4	59.5	211.0	197.6	188.4
Research and development expenses	110.2	70.1	21.3	83.2	73.0	78.0

Operating income	135.5	148.3	31.4	216.1	122.8	63.8

Intercompany interest expense, net	—	—	15.8	91.6	88.4	93.6
External interest expense (income), net	197.4	152.3	(0.9)	(14.6)	(14.2)	(11.1)
Other expense (income), net	(2.4)	1.0	(0.1)	(1.5)	(0.9)	(0.1)

Non-operating expense, net	195.0	153.3	14.8	75.5	73.3	82.4

Income (loss) before tax	(59.5)	(5.0)	16.6	140.6	49.5	(18.6)
Provision for (benefit from) income taxes	80.4	(5.8)	6.4	50.5	15.8	(9.5)

Net income (loss)	$(139.9)	$0.8	$10.2	$90.1	$33.7	$(9.1)

Other Data:
Aircraft deliveries	477	367	88	462	416	379
Backlog	$7,606.6	$6,290.8	$3,937.0	$4,105.3	$2,891.1	$2,638.1
Capital expenditures	$74.9	$66.4	$27.3	$47.8	$42.0	$52.9

	Successor		Predecessor
	As of December 31,		As of December 31,
(In millions)	2008	2007	2006	2005	2004
Statement of Financial Position Data:
Cash and cash equivalents	$377.6	$569.5	$25.9	$25.7	$17.8
Working capital(1)	536.4	326.1	804.4	906.9	878.3
Property, plant and equipment, net	641.8	655.7	520.8	547.0	565.9
Total assets	4,822.4	4,675.2	2,518.2	2,624.5	2,590.4
Total debt(2)	2,490.8	2,446.9	—	—	—

(1)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt). Certain balances in prior periods have been conformed to the current presentation.
(2)	Total debt includes $1,277.2 million in outstanding principal on our senior secured credit facilities, $1,100 million of outstanding notes and $113.6 million of short-term notes payable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 and the nine months ended December 31, 2007 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”), the successor business (“Successor”) to Raytheon Aircraft (“RA”). The discussion regarding the Successor for the nine months ended December 31, 2007 covers the period from the March 26, 2007 inception date through the December 31, 2007 fiscal year end date and reflects the Acquisition. The discussion and analysis of financial condition and results of operations for all other periods presented reflects the business of RA, the Predecessor business (“Predecessor”) acquired by Hawker Beechcraft, Inc. (“HBI”) in the Acquisition. Unless otherwise indicated, the discussion and analysis of the Predecessor does not give effect to the Acquisition or include pro forma adjustments.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, this discussion may contain forward-looking statements, which are subject to risks and uncertainties. See “Forward-Looking Statements” for more information about these risks and uncertainties.

Business Overview

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 27 countries to an estimated installed fleet of more than 37,000 aircraft.

Our operations are divided into three segments—Business and General Aviation, Trainer Aircraft and Customer Support. The Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft, as well as manufactures and provides aircraft parts to our Trainer Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. The Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft. The Customer Support segment provides aftermarket parts and service support for our installed fleet of aircraft worldwide.

We operate in the global general aviation industry, which experienced strong growth from 2003 through early 2008. Beginning in the latter half of 2008, the industry experienced declining demand as part of an overall weakening global economy. We continue to believe that our existing aircraft portfolio and planned derivative upgrades position us well within this market; however, we anticipate that we, and the business and general aviation industry as a whole, will experience significantly declining demand during 2009.

The general aviation industry has historically been a cyclical industry impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Historically, the general aviation industry has lagged behind changes in general economic conditions and corporate profit trends. However, as the current general economic environment has deteriorated, new order activity has declined, and order cancellations have increased. Consequently, while we believe that our backlog of $7.6 billion at December 31, 2008 continues to demonstrate solid market acceptance of our products, we do not believe 2009 new orders will reach recent year levels and expect backlog and advance deposits to decline in 2009.

Our Customer Support segment is also impacted by the general economic environment that has affected the general aviation industry; however, historically, the impact on this segment of our business has not been as significant as the impact on our Business and General Aviation segment. In addition to general market conditions, our Customer Support business is influenced by the size and age of the installed fleet of aircraft, our customers’ aircraft usage patterns and the overall maintenance requirements for our aircraft.

Our Trainer Aircraft segment is less susceptible to changes in economic conditions and provides us with a more stable and recurring source of revenue. Sales in this segment are principally generated by U.S. and foreign government and defense spending. Decreases or reprioritization of such spending could affect the financial performance of this segment.

Recent Events Affecting Our Results

In response to the weakness in the global economy and anticipated reduced aircraft production rates, we reduced our workforce by approximately 500 workers in November 2008, and, in early 2009, announced another 2,300 reductions to be completed by the end of 2009. The financial impact of the November 2008 reductions is discussed further in Note 18 to our consolidated financial statements in Item 8, “Financial Statement and Supplementary Data.”

On August 2, 2008, our union work force failed to ratify a new collective bargaining agreement and voted to engage in a strike. The strike started August 4, 2008 and affected our Wichita and Salina, Kansas operations. The strike lasted approximately four weeks with employees returning to work during the week of September 1, 2008. The strike disrupted our manufacturing and assembly operations, which significantly impacted our production schedule and deliveries for the balance of 2008. The strike significantly impacted our results for the year ended December 31, 2008. During this period, we delivered fewer aircraft than expected, which adversely impacted revenue, operating income and operating cash flow.

On June 12, 2008, the Hawker 4000, our new composite, super-midsize business jet, received FAA type and production certification enabling us to commence customer deliveries. The initial customer delivery of the Hawker 4000 occurred on June 18, 2008. We delivered five additional units during the remainder of 2008. However, the timing of several early production deliveries was impacted by the strike and by certain product enhancements incorporated in the aircraft type design late in 2008 or to be incorporated in 2009. In addition, we recorded charges totaling $91.1 million during the year ended December 31, 2008 to reflect expected cost growth on early production units with anticipated cost in excess of selling price. Of this amount, $31.1 million was recorded during the three months ended December 31, 2008. The primary driver for the cost growth was the complexity encountered to conform these units to the final aircraft type design and to establish standard production processes.

On June 6, 2008, we suspended deliveries of the T-6A Texan II (“T-6A”) military trainer to the U.S. Government pending resolution of quality issues with a supplier’s component. The issue was resolved with the vendor and the U.S. Government, and deliveries resumed on January 20, 2009.

On February 21, 2008 we signed a definitive agreement to sell our wholly-owned fuel and line operations to BBA Aviation plc for $128.5 million. The transaction included fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. We retained our factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, UK; and Toluca, Mexico were not affected. The sale closed for six of the seven facilities on July 24, 2008 and for the final facility on October 3, 2008. We recorded an insignificant loss on the sale of the fuel and line operations. Sales recorded for the fuel and line operations, which are included in the Customer Support segment, were $48.5 million for our period of ownership during the year ended December 31, 2008.

Results of Operations

Due to lack of comparability, direct comparisons between the Successor and Predecessor periods have not been made.

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Sales	$3,546.5	$2,793.4	$670.8	$3,095.4
Cost of sales	3,021.7	2,369.6	558.6	2,585.1

Gross margin	524.8	423.8	112.2	510.3

Selling, general and administrative expenses	279.1	205.4	59.5	211.0
Research and development expenses	110.2	70.1	21.3	83.2

Operating income	135.5	148.3	31.4	216.1

Intercompany interest expense, net	—	—	15.8	91.6
Interest expense	205.9	158.6	—	1.1
Interest income	(8.5)	(6.3)	(0.9)	(15.7)
Other expense (income), net	(2.4)	1.0	(0.1)	(1.5)

Non-operating expense, net	195.0	153.3	14.8	75.5

Income (loss) before taxes	(59.5)	(5.0)	16.6	140.6

Provision for (benefit from) income taxes	80.4	(5.8)	6.4	50.5

Net income (loss)	$(139.9)	$0.8	$10.2	$90.1

Year ended December 31, 2008

Sales. Sales were $3,546.5 million for the year ended December 31, 2008, and, as detailed in the table below, are heavily influenced by our Business and General Aviation segment.

Successor
(In millions)	Year Ended December 31, 2008
Sales
Business and General Aviation	$2,820.6
Trainer Aircraft	338.2
Customer Support	522.8
Eliminations	(135.1)

Total	$3,546.5

Sales in the Business and General Aviation segment are significantly impacted by the volume and mix of commercial aircraft delivered during the period. Total commercial deliveries during the year ended December 31, 2008 are presented in the table below. Deliveries for 2008 reflect the adverse impact of the strike, offset by favorable market conditions during the earlier part of the year and the increased sales associated with the introduction of the Hawker 4000 and Hawker 750 models. Deliveries were also adversely affected by deteriorating market conditions late in the year as customer financing of some aircraft purchases became more difficult.

Successor
Business and General Aviation New Aircraft Deliveries	Year Ended December 31, 2008
Business Jets:
Hawker 4000	6
Hawker 900XP	50
Hawker 800XP/850XP	15
Hawker 750	23
Hawker 400XP	35
Premier	31

Total business jets	160
Turboprops:
King Air 350	58
King Air B200	54
King Air C90	66

Total turboprops	178
Pistons	103

Total	441

Sales in the Trainer Aircraft segment are principally comprised of revenue on the JPATS contract, which is recognized using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. Aircraft production during the year was impacted by the strike and by temporary reductions in volume pending the resolution of the supplier quality issue previously discussed. In addition, revenue on the GBTS portion of the contract continued to decline as activation of the U.S. Air Force and Navy training bases has neared an end. During the year ended December 31, 2008, the segment delivered 36 T-6A aircraft under the JPATS contract. Deliveries during the year were impacted by the delivery suspension previously discussed.

Sales in the Customer Support segment reflected the sale of spare parts and maintenance services to existing aircraft owners. Sales during the year were impacted by the closing of the sale of the fuel and line operations during July and October as described previously. Sales were also influenced by favorable market conditions in the earlier part of 2008.

Operating Income. As detailed in the table below, operating income was $135.5 million and reflects improved profitability in our Customer Support segment, offset by the charges recorded on the Hawker 4000 and the impact of the strike on our Business and General Aviation segment and reduced sales volume in the Trainer Aircraft segment.

Successor
(In millions)	Year Ended December 31, 2008
Operating Income
Business and General Aviation	$24.7
Trainer Aircraft	28.2
Customer Support	82.5
Eliminations	0.1

Total	$135.5

Business and General Aviation segment operating income was significantly impacted by the strike, which caused reduced production and delivery volumes and resulted in unfavorable overhead absorption variances, as well as the deteriorating market conditions, which adversely impacted delivery volumes late in the year. In addition, we recorded $91.1 million in charges associated with specific early-production Hawker 4000 units with estimated product cost in excess of estimated net sales price. Segment operating income was also impacted by a $13.7 million charge recorded during the three months ended December 31, 2008 to reduce the carrying value of used aircraft inventory to current market value. We also recorded an $18.0 million charge associated with the mark-to-market adjustment on certain foreign currency forward contracts, previously designated as cash flow hedges for foreign currency material purchases, for which the underlying purchase volumes are no longer expected to occur due to the recent reductions in aircraft production volume.

Trainer Aircraft segment operating income was impacted by production volume decreases caused by the strike and by the supplier quality issue discussed previously. In addition, the use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments totaling $14.9 million were recorded during the year ended December 31, 2008.

Customer Support segment operating income was impacted by strategic pricing initiatives and improved cost productivity across both the spare parts and aircraft services portions of the segment.

Selling, general and administrative expense was $279.1 million for the year ended December 31, 2008 and included selling expense to support current year aircraft deliveries, general marketing cost associated with new derivative aircraft product introductions and the cost incurred in pursuit of future orders.

Research and development expense was $110.2 million for the year ended December 31, 2008. The primary contributors during the year were work on derivative aircraft that entered service during the year as well as announced programs planned for entry into service in the near future. The continued certification activities related to the Hawker 4000 also impacted overall research and development expense.

Non-operating Expense, net. Non-operating expense, net, was $195.0 million for the year and consisted primarily of interest expense associated with the debt incurred to finance the Acquisition, partially offset by interest income generated from our cash and cash equivalent holdings.

Provision for Income Taxes. For the year ended December 31, 2008, we recorded income tax expense of $80.4 million, which reflects an effective tax rate of (135.1)%. The effective tax rate was impacted by a valuation allowance of $110.5 million that was recorded in the current year to reflect the estimated amount of deferred tax assets that may not be realized. The effective tax rate, without considering the valuation allowance, would have been 50.6% and was impacted by the pre-tax book loss, the federal research and development credit as well as other state tax credits.

Nine Months Ended December 31, 2007

Sales. Sales were $2,793.4 million for the nine months ended December 31, 2007 as detailed in the table below:

Successor
(In millions)	Nine Months Ended December 31, 2007
Sales
Business and General Aviation	$2,211.9
Trainer Aircraft	266.0
Customer Support	418.8
Eliminations	(103.3)

Total	$2,793.4

Sales for the Business and General Aviation segment reflect the volume and mix of aircraft deliveries shown in the delivery table below. Changes in the actual volume, mix and distribution channel of aircraft deliveries in any given period will affect sales and our overall financial results. Sales for the nine months ended December 31, 2007 included the delivery of 32 Hawker 900XP aircraft, four King Air 350ER aircraft, 24 King Air B200GT aircraft and 10 King Air C90GTi aircraft, all derivative aircraft certified during 2007.

Successor
Business and General Aviation New Aircraft Deliveries	Nine Months Ended December 31, 2007
Business Jets:
Hawker 900XP	32
Hawker 800XP/850XP	25
Hawker 400XP	34
Premier	39

Total business jets	130
Turboprops:
King Air 350	47
King Air B200	39
King Air C90	43

Total turboprops	129
Pistons	92

Total	351

Trainer Aircraft segment sales are principally comprised of revenue on the JPATS contract and totaled $266.0 million for the nine months ended December 31, 2007. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales, including estimated earned gross margin, are recognized as costs are incurred. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. During the nine months ended December 31, 2007, the segment delivered 16 T-6A aircraft under its JPATS contracts. Deliveries of the aircraft were suspended in July 2007 due to issues related to supplier compliance with part specifications. Deliveries resumed in March 2008.

Sales in the Customer Support segment are comprised of spare parts and maintenance service sales and totaled $418.8 million for the nine months ended December 31, 2007.

Operating Income. As detailed in the table below, operating income was $148.3 million for the nine months ended December 31, 2007:

Successor
(In millions)	Nine Months Ended December 31, 2007
Operating Income
Business and General Aviation	$85.6
Trainer Aircraft	14.1
Customer Support	46.0
Eliminations	2.6

Total	$148.3

Business and General Aviation segment operating income was $85.6 million for the nine months ended December 31, 2007. During the nine months ended December 31, 2007, Business and General Aviation operating results were impacted by increased depreciation and amortization charges of $27.9 million as a result of the step-up in cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. In addition, operating results were impacted by non-cash charges totaling $72.4 million associated with the non-recurring step-up in finished goods and work in process inventory in accordance with purchase accounting as a result of the Acquisition and $16.2 million in non-cash charges due to the purchase accounting treatment for foreign currency forward contracts in place at the time of the Acquisition.

Trainer Aircraft segment operating income was $14.1 million for the nine months ended December 31, 2007 and included favorable adjustments totaling $1.6 million as a result of updates to contract estimates. Operating income was negatively impacted by non-cash charges totaling $15.7 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition.

During the nine months ended December 31, 2007, ongoing operational and strategic pricing initiatives favorably impacted operating income for Customer Support. Operating income was negatively impacted by non-cash charges totaling $16.6 million resulting from the step-up in the cost basis of inventory and $4.5 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition. The operating income impact of the step-up in cost basis of inventory as a result of the Acquisition is non-recurring and was essentially reflected in the first three months after the Acquisition due to the completion of the sales process for the majority of the inventory on hand at the date of the Acquisition.

Selling, general, and administrative expense totaled $205.4 million for the nine months ended December 31, 2007. This expense included overall company marketing expense associated with the volume, mix and distribution channel of current year aircraft deliveries, the marketing of our new aircraft derivative products and our pursuit of future orders. Selling, general and administrative expenses for the nine months ended December 31, 2007 included $11.1 million of non-recurring costs to replace various services previously provided by Raytheon and to support marketing efforts for our new company name.

Research and development expense was $70.1 million for the nine months ended December 31, 2007. This expense was principally devoted to upgrading our product offerings in the general aviation marketplace through a derivative aircraft strategy and our ongoing certification activities for the Hawker 4000.

Non-operating Expense, net. Non-operating expense, net, was $153.3 million for the nine months ended December 31, 2007 and was essentially comprised of interest expense associated with the debt resulting from the Acquisition.

Benefit from Income Taxes. The effective tax rate for the nine months ended December 31, 2007 was a benefit of 114.1%. The effective tax rate was impacted by an anticipated research and development credit, a domestic manufacturing deduction and a state income tax benefit caused by our pre-tax book loss.

Three Months Ended March 25, 2007

Sales. Sales were $670.8 million for three months ended March 25, 2007 as detailed in the table below:

Predecessor
(In millions)	Three Months Ended March 25, 2007
Sales
Business and General Aviation	$490.6
Trainer Aircraft	91.2
Customer Support	116.4
Eliminations	(27.4)

Total	$670.8

Business and General Aviation segment sales reflect the volume and mix of aircraft deliveries shown in the delivery table below. Deliveries of the Premier 1A included 14 units delayed from 2006 as a result of pending FAA approval of revisions to the required operating manuals. Approval was received in January and deliveries resumed in February 2007.

Predecessor
Business and General Aviation New Aircraft Deliveries	Three Months Ended March 25, 2007
Business Jets:
Hawker 800XP/850XP	10
Hawker 400XP	7
Premier	15

Total business jets	32
Turboprops:
King Air 350	6
King Air B200	9
King Air C90	13

Total turboprops	28
Pistons	19

Total	79

Sales in the Trainer Aircraft segment were principally comprised of program revenue on the JPATS contract and totaled $91.2 million during the three months ended March 25, 2007. This program recognizes revenue using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales including estimated earned gross margin are recognized as costs are incurred. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis.

Sales in the Customer Support segment were comprised of spare parts and maintenance service sales and totaled $116.4 million for the three months ended March 25, 2007.

Operating Income. As detailed in the table below, operating income was $31.4 million for the three months ended March 25, 2007.

Predecessor
(In millions)	Three Months Ended March 25, 2007
Operating Income
Business and General Aviation	$8.9
Trainer Aircraft	12.2
Customer Support	9.6
Eliminations	0.7

Total	$31.4

Trainer Aircraft segment operating income was $12.2 million for the three months ended March 25, 2007 and included favorable adjustments of $3.4 million as a result of updates to contract estimates.

Customer Support segment operating income was $9.6 million for the three months ended March 25, 2007 and was favorably impacted by the termination of an unprofitable contract with Flight Options, LLC, a former related party of the Predecessor

Selling, general and administrative expense was $59.5 million for the three months ended March 25, 2007 and was impacted by increasing sales and marketing costs and additional staffing levels in customer service operations.

Research and development expense was $21.3 million for the three months ended March 25, 2007. This expense was principally devoted to the upgrade of our product offerings in the general aviation marketplace through a derivative aircraft strategy and ongoing certification activities associated with the Hawker 4000.

Non-operating Expense, net. Non-operating expense, net, was $14.8 million for the three months ended March 25, 2007 and was essentially comprised of intercompany interest expense payable to Raytheon.

Provision for Income Taxes. The effective tax rate for the three months ended March 25, 2007 was 38.6% and reflected the pre-acquisition tax structure of the Predecessor.

Year Ended December 31, 2006

Sales. Sales were $3,095.4 million for the year ended December 31, 2006 as detailed in the table below:

Predecessor
(In millions)	Year Ended December 31, 2006
Sales
Business and General Aviation	$2,246.6
Trainer Aircraft	420.0
Customer Support	551.4
Eliminations	(122.6)

Total	$3,095.4

Sales for Business and General Aviation reflect the volume and mix of aircraft deliveries in the table below. Deliveries were impacted by the introduction of the King Air C90GT and the Hawker 850XP during the year. In addition, in the fourth quarter of 2006, delivery of 14 Premier 1A aircraft was delayed pending FAA approval of revisions to required operating manuals. The revisions were approved in January 2007, and deliveries resumed.

Predecessor
Business and General Aviation New Aircraft Deliveries	Year Ended December 31, 2006
Business Jets:
Hawker 800XP/850XP	64
Hawker 400XP	53
Premier	23

Total business jets	140
Turboprops:
King Air 350	48
King Air B200	42
King Air C90	52

Total turboprops	142
Pistons	118

Total	400

Sales for the Trainer Aircraft segment were principally comprised of program revenue on the JPATS contract. This program recognizes revenue using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales including estimated earned gross margin are recognized as costs are incurred. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact of revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis.

Sales in the Customer Support segment are comprised of spare parts and maintenance service sales and were impacted by the termination of an unprofitable maintenance contract with Flight Options, LLC, a former related party of the Predecessor.

Operating Income. Operating income was $216.1 million for the year ended December 31, 2006 as detailed in the table below:

Predecessor
(In millions)	Year Ended December 31, 2006
Operating Income
Business and General Aviation	$134.9
Trainer Aircraft	52.0
Customer Support	30.6
Eliminations	(1.4)

Total	$216.1

Operating income was impacted primarily by the delivery volumes and favorable product mix in the Business and General Aviation segment. In addition, the Trainer Aircraft segment recorded $6.5 million of favorable cumulative catch-up gross profit adjustments as a result of updates to contract estimates for our JPATS program. Operating income was also impacted by the termination of the Flight Options, LLC maintenance contract discussed above.

Selling, general and administrative expense was $211.0 million for the year ended December 31, 2006 and was impacted by an increase in sales and marketing costs as well as higher staffing levels in our customer service operations.

Research and development expense was $83.2 million for the year ended December 31, 2006 and was primarily related to the certification activities for the Hawker 4000 as well as other derivative product introductions.

Non-operating Expense, net. Non-operating expense, net was $75.5 million for the year ended December 31, 2006 and was essentially comprised of intercompany interest expense payable to Raytheon.

Provision for Income Taxes. The effective tax rate for the year ended December 31, 2006 was 35.9% and reflected the pre-acquisition tax structure of the Predecessor.

Liquidity and Capital Resources

Cash Flow Analysis

The following table illustrates sources and uses of funds for the Successor and Predecessor periods as indicated:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Net cash provided by (used in) operating activities	$(69.0)	$579.2	$(107.3)	$369.7
Net cash provided by (used in) investing activities	50.1	(3,280.3)	(27.3)	(47.0)
Net cash provided by (used in) financing activities	(170.3)	3,270.6	117.4	(323.8)
Effect of exchange rates on cash and cash equivalents	(2.7)	—	—	1.3

Net increase (decrease) in cash and cash equivalents	$(191.9)	$569.5	$(17.2)	$0.2

Year Ended December 31, 2008. Net cash used in operating activities was $69.0 million and was primarily driven by a sharp increase in inventory associated with reduced deliveries due to the strike, eroding market conditions late in the year and the delays in deliveries of the Hawker 4000 and T-6A previously discussed. Operating cash flow was also adversely impacted by a decline in customer deposits as market demand began to erode late in the year.

Net cash provided by investing activities of $50.1 million was driven by the net proceeds of $123.6 million from the sale of the fuel and line operations, offset by capital expenditures of $70.2 million primarily related to company-manufactured tooling and facilities improvements at certain of our factory-owned service centers.

Net cash used in financing activities of $170.3 million represents payments of $157.3 million on notes payable used to finance engine purchases and mandatory principal payments of $13.0 million on the senior secured term loan.

Nine Months Ended December 31, 2007. Net cash provided by operating activities was $579.2 million. The net cash generated was primarily due to customer deposits received on new commercial aircraft, payments received on general aviation financing receivables and the sale of used commercial aircraft. Cash was also positively affected by a new financing arrangement with a third party that extends payment terms for engine purchases in exchange for a short-term promissory note. Partially offsetting these impacts was cash used in building commercial aircraft inventory in connection with increased build rates and the delay in Hawker 4000 deliveries as well as the ongoing reduction in JPATS advance payments. Cash generated by operating activities was also adversely affected by the delayed deliveries of T-6A aircraft due to issues relating to supplier compliance with part specifications.

Net cash used in investing activities of $3,280.3 million included $3,216.5 million in acquisition consideration, capital expenditures of $61.3 million primarily related to company-manufactured tooling, facilities improvements and modernizing equipment used in the manufacturing process and capital expenditures of $5.1 million related to computer software.

Net cash provided by financing activities of $3,270.6 million primarily represents the debt financing and equity contributions received related to the Acquisition.

Three Months Ended March 25, 2007. Net cash used in operating activities was $107.3 million. The net cash used was primarily due to the more linear build of commercial aircraft compared to aircraft sales which generally increase during the second half of the year, as well as the ongoing reduction of the JPATS advance payment. Partially offsetting these factors was collection of general aviation financing receivables.

Net cash used in investing activities of $27.3 million included capital expenditures of $26.2 million primarily related to company-manufactured tooling and modernizing equipment used in the manufacturing process and $1.1 million of additions to computer software.

Net cash provided by financing activities of $117.4 million represents net transfers from Raytheon.

Year Ended December 31, 2006. Net cash provided by operating activities of $369.7 million was impacted by the collection of an overdue receivable from Flight Options, LLC (a former affiliate of the Predecessor), lower finance receivables and higher deposits received from customers reflecting the growth in our backlog from our Business and General Aviation segment. This was partially offset by increased inventory levels due in part to year-end delivery delays of the Premier 1A.

Net cash used in investing activities of $47.0 million included capital expenditures of $46.1 million primarily related to company-manufactured tooling and $1.7 million of additions to computer software, offset by proceeds from sales of fixed assets.

Net cash used in financing activities of $323.8 million represents net transfers to Raytheon.

Capital Resources

The following table summarizes our capital resources as of the dates indicated:

(In millions)	December 31, 2008	December 31, 2007
Cash and cash equivalents	$377.6	$569.5
Total debt	2,490.8	2,466.9
Net debt (total debt less cash and cash equivalents)	2,113.2	1,897.4
Total equity	449.7	1,004.4
Total capitalization (debt plus equity)	2,940.5	3,471.3
Net capitalization (debt plus equity less cash and cash equivalents)	2,562.9	2,901.8
Debt to total capitalization	85%	71%
Net debt to net capitalization	82%	65%

We have substantial indebtedness. As of December 31, 2008, our total indebtedness was $2,490.8 million, including $113.6 million of short-term obligations payable to a third party under a financing arrangement. We also had an additional $400.0 million available for borrowing under our revolving credit facility, subject to the expected $35.0 million reduction in availability due to the Lehman bankruptcy discussed below, as well as up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our senior PIK-election notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for periods in which we have the option, we will incur indebtedness in an amount equal to such interest.

Our principal sources of liquidity consist of cash generated by operations and borrowings available under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service obligations. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are largely beyond our control.

As a result of losses experienced in global equity markets, our pension plan assets, which are broadly diversified, experienced a substantial decrease in value in 2008. As measured under GAAP, our pension benefit plans were $311.2 million underfunded at December 31, 2008 as compared to being $0.7 million overfunded at December 31, 2007. In accordance with GAAP, we recognize the funded status of our defined benefit pension and other postretirement benefits plans in our consolidated statement of financial position, with a corresponding after-tax adjustment to accumulated other comprehensive income (loss). The 2008 annual remeasurement of our pension and other postretirement plans resulted in a net $304.5 million decrease in total equity, which was largely driven by declines in our pension plan assets as a result of declines in financial markets. Despite the recent downturn, however, we do not anticipate a near-term requirement to make significant cash contributions to our pension plan. We currently estimate that required pension plan cash contributions will be approximately $0.4 million in 2009, and we do not expect to make any discretionary cash contributions in 2009. For our unfunded other postretirement benefits plans, we expect to contribute approximately $1.0 million in 2009. Absent a recovery of pension plan asset values or higher interest rates, however, we will be required to make higher contributions in future years. See Note 15 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional information about our pension and other postretirement benefits plans.

Our corporate credit rating at Moody’s Investors Service and Standard & Poor’s Ratings Services as of December 31, 2008 was B2 and B+, respectively. On January 30, 2009, Standard & Poor’s Ratings Services placed our rating on CreditWatch with negative implications, and on February 5, 2009, Moody’s Investors Service downgraded our credit rating to B3. The overall economic decline experienced during 2008 greatly impacted the fair value of our debt. See Note 11 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional information about the fair value of our debt.

Our cash deployment plans include any combination of prepayment of our term loan, repurchase of notes, strategic acquisitions or other investments in our business. Our management believes that our cash on hand, together with cash from operations and, if required, borrowings under our revolving credit facility, will be sufficient to meet our cash requirements through 2009.

Notes. In connection with the Acquisition, we issued $1,100.0 million of notes, including $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015, $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017. In February 2008, we exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 and do not bear restrictions on transferability mandated by the Securities Act or certain penalties for failure to file a registration statement relating to the exchange. The notes are unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities. Interest on the senior fixed rate notes accrues at the rate of 8.50% per annum and interest on the senior subordinated notes accrues at the rate of 9.75% per annum. Cash interest on the senior PIK-election notes accrues at the rate of 8.875% per annum and the PIK-interest accrues at the cash interest rate per annum plus 0.75%. Interest is payable in cash, except as discussed above with respect to our ability to elect to pay PIK-interest, rather than cash interest, on the senior PIK-election notes through April 1, 2011.

Senior Secured Credit Facilities. In connection with the Acquisition, we entered into senior secured credit facilities with a syndicate of financial institutions led by Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P. as joint lead arrangers. The senior credit facilities provided for senior secured financing of up to $1,810.0 million, consisting of: (i) a $400.0 million revolving credit facility, inclusive of a $10.0 million (U.S. dollar equivalent) sub-facility available to us in U.K. pound sterling, with a final maturity in March 2013; (ii) a $110.0 million synthetic letter of credit facility, with a final maturity in March 2014; and (iii) a $1,300.0 million term loan available to us in U.S. dollars, with a final maturity in March 2014. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future. At December 31, 2008, we had issued letters of credit totaling $52.1 million under the synthetic facility. In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures. The prepayments may be financed with cash, if we meet certain conditions set forth in the amendment, including a $400.0 million minimum liquidity requirement (which amount includes cash and cash equivalents and any amounts available to be drawn under the revolving credit facility). Such prepayments may not be made from the proceeds of loans drawn under the revolving credit facility. The prepayments may also be financed with the proceeds of certain equity contributions from Hawker Beechcraft, Inc., our parent company. Under the terms of the amendment, any such prepayments will reduce the amount of the secured term loan outstanding and payable on the final maturity date. Additionally, we agreed to pay to each lender that consented to the adoption of the amendment prior to a specified deadline, a non-refundable consent fee in an amount equal to 0.025% of the aggregate of such lender’s loans, loan commitments and other participations outstanding under the credit agreement as of the effective date of the amendment. Our revolving credit facility requires that we comply with a maximum secured debt ratio covenant.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, has a $35.0 million commitment in the Company’s $400.0 million revolving credit facility. Accordingly, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under the Company’s revolving credit facility. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility.

Debt Covenants. The indentures governing the notes and the credit agreement governing our senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

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

Our credit agreement includes a covenant which requires us to maintain a specified quarterly consolidated secured debt ratio. In addition, our excess cash flow, as defined under the credit agreement, and our year-end consolidated secured debt ratio determines the annual amount of mandatory term loan prepayment due under our credit agreement, if any. The consolidated secured debt ratio is the ratio of our consolidation secured debt less cash on hand at the end of each period divided by a rolling 12-month calculation of our debt covenant defined earnings before interest, taxes, depreciation and amortization (“DC EBITDA”). DC EBITDA is calculated based on the Company’s net income adjusted for (i) interest, taxes, depreciation and amortization expense; (ii) non-recurring transition costs as a result of the Acquisition; (iii) non-recurring inventory step-up costs and other non-recurring purchase accounting impacts; (iv) non-cash compensation expense; (v) project start up, ramp up and launch costs including the development of new aircraft; (vi) management fees paid to our principal external shareholders; (vii) minority interest adjustments; and (viii) miscellaneous other adjustments. Based on our performance against this ratio as of December 31, 2008, we are not required to make a mandatory term loan prepayment in 2009.

Industrial Revenue Bonds. One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to the Company subject to an option to purchase for a nominal consideration, which the Company may exercise at any time. At the time of the Acquisition, Raytheon held IRBs with an aggregate principal amount of $454.2 million. Raytheon assigned its IRBs to us as part of the Acquisition, and, therefore, we are the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. We record the property on our consolidated statement of financial position, along with a capital lease obligation to repay the proceeds of the IRB. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly, no net debt associated with the IRBs is reflected in our consolidated statement of financial position pursuant to with Financial Accounting Standards Board’s Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2008 and 2007, we held IRBs with an aggregate principal amount of $369.3 million and $420.4 million, respectively.

Contractual Obligations

The following table summarizes known contractual obligations as of December 31, 2008, as well as an estimate of when these obligations are expected to be satisfied:

(In millions)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$2,377.2	$13.0	$13.0	$13.0	$13.0	$13.0	$2,312.2
Interest on long-term debt	916.9	149.4	146.1	139.2	133.7	133.7	214.8
Operating lease obligations	58.7	7.7	3.9	2.9	2.1	1.8	40.3
Purchase obligations	1,554.0	1,181.0	281.2	41.1	18.6	17.7	14.4

Total	$4,906.8	$1,351.1	$444.2	$196.2	$167.4	$166.2	$2,581.7

Long-term debt obligations include scheduled principal repayments for our outstanding notes and senior secured term loan, including the current portion. See Note 10 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Interest on long-term debt is estimated using the interest rate in effect at December 31, 2008 for variable rate debt. Calculations of interest for the PIK-election notes assume payment of interest in cash. The calculation includes the effect of our interest rate swap agreement, which is discussed more fully in Note 12 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”

Operating lease obligations includes leases for equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our statement of financial position. See Note 19 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Purchase obligations in the table above represent agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the purchase. We enter into contracts with some customers, primarily the U.S. Government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of these arrangements has or is likely to have a material effect on our financial position or results of operations. See Note 19 of the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for more information about off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect our financial position and results of operations that are reported in the accompanying consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.

Understanding the critical accounting policies discussed below and related risks is important in evaluating our financial position and results of operations. We believe the following accounting policies used in the preparation of the consolidated financial statements are critical to our financial position and results of operations as they involve the significant use of estimates and judgment on matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. If actual results differ significantly from management’s estimates, there could be a material effect on our financial position, results of operations and cash flows.

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

For aircraft sales under certain long-term contracts, including the JPATS contract, SOP 81-1 is applied using the cost-to-cost method to measure progress towards completion. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion.

Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract revenue or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified. A significant change in estimate could have a material impact on our operating results in the period the change occurs.

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized. During the fourth quarter of 2008, HBAC recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $276.2 million. This decision was based on the SFAS 109 guidelines and the negative evidence of a three year historical cumulative loss, which was triggered in the fourth quarter. The valuation allowance increased our current tax provision by $110.5 million. The portion of the valuation allowance associated with deferred tax assets on our current year unrealized losses was recorded as a $165.7 million decrease to other comprehensive income on the consolidated statement of financial position.

HBAC records an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The final tax outcome of these matters may be different than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss. The effect of changes in tax rates is recognized during the period in which the estimate is updated.

Pension Benefits

We have defined benefit pension plans covering the majority of our employees. Accounting standards require the cost of providing these pension plans be measured on an actuarial basis. These accounting standards will generally reduce, but not eliminate, the volatility of the reported pension obligation and related pension expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets.

The net periodic benefit cost assumptions for our defined benefit pension plans were as follows:

	Pension Benefits
	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Discount rate	6.50%	6.00%	5.89%	5.63%
Expected rate of return on plan assets	8.00%	8.00%	8.42%	8.29%

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense recorded in any given period. We estimate this discount rate based on the rates of return of high quality, fixed-income investments with maturity dates that reflect the expected time horizon over which benefits will be paid. Changes in the discount rate could have a material effect on our reported pension obligations and related pension expense.

The expected rate of return on plan assets is our estimate of the long-term earnings rate on our pension plan assets and is based upon both historical long-term actual and expected future investment returns considering the current investment mix of plan assets, which is shown in the table below. Differences between the actual and expected rate of return on plan assets can impact our expense for pension benefits.

Our investment asset allocations were as follows:

	Pension Benefits
	December 31, 2008	December 31, 2007
Equity securities	48.8%	48.7%
Debt securities	40.0%	41.6%
Other	11.2%	9.7%

	100.0%	100.0%

Other variables that can impact the pension funded status and expense include demographic experience, such as the rates of salary increase, retirement, turnover and mortality. Assumptions for these variables are set based on actual and projected plan experience.

Based on our assumptions, we expect 2009 pension expense to be approximately $33.1 million. Holding all other factors constant, the estimated impact on 2009 pension expense caused by hypothetical changes to key assumptions is as follows:

Change in Assumption
2009 Assumptions	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$3.1 pension expense decrease	$3.2 pension expense increase
Expected rate of return on plan assets	$1.9 pension expense decrease	$1.9 pension expense increase

In addition, at December 31, 2008 we had $260.0 million of deferred losses resulting primarily from differences between actual and assumed asset returns, changes in discount rates and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items, we will experience increases or decreases in our funded status and related accrued retiree benefit obligation.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually. We perform impairment tests on an annual basis during the fourth quarter of each fiscal year or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred. Impairment tests require significant judgment.

Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows; a transaction approach, which estimates fair value using market multiples of comparable purchase transactions within our industry; and a market approach, which estimates fair value using market multiples of enterprise valuations of a set of comparable public companies within our industry plus a suitable control premium at the date of valuation.

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. The estimates of future cash flows involve considerable management judgment and are based upon assumptions concerning expected future operating performance and economic conditions, including revenue growth rates, current and forecasted market conditions, profit margin assumptions and anticipated cost reductions. In performance of our annual impairment test during the fourth quarter of 2008, we updated our forecasts to reflect, among other things, the global economic downturn, delays in development programs and the impacts of the recent IAM strike. Based on this evaluation, we have concluded that goodwill is not impaired as of December 31, 2008. However, further changes in our forecasts may cause book values of certain operations to exceed their fair values, which may result in goodwill impairment charges in future periods. A 10% decrease in the estimated fair value of any of our operations would have had no impact on the carrying value of goodwill as of December 31, 2008. Discount rates are determined by weighting the required returns on interest-bearing debt and paid-in capital in proportion to their estimated percentages in an expected industry capital structure.

Impairments of indefinite-lived intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable, and our estimate of discounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of impairment. We have concluded that these intangibles are not impaired as of December 31, 2008. A 10% decrease in the discounted cash flows would have had no impact on the carrying value of these intangibles as of December 31, 2008.

Stock-Based Compensation

Certain HBAC employees participate in various HBI stock compensation plans. Employee stock-based compensation is accounted for in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires us to determine the fair value of our awards at the date of grant and to recognize that amount as compensation expense over the requisite service period. In addition, we use the graded vesting method to amortize compensation expense for stock option awards with a service condition, which results in more compensation expense being recognized in the early part of an award’s requisite service period. Compensation expense for awards with a performance condition is recognized in the period in which the performance condition is being measured when we believe the performance condition is going to be met.

We estimate the grant date fair value of our stock option awards using the Black-Scholes option-pricing model, which requires us to use a number of assumptions. The weighted-average assumptions we used to value our employee stock option awards were as follows:

	Year Ended December 31, 2008		Nine Months Ended December 31, 2007
	Service Vesting	Performance Vesting	Service Vesting	Performance Vesting
Expected term in years	6.5	6.3	6.5	6.4
Expected volatility	37.0%	37.4%	41.4%	40.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	3.3%	5.0%	5.0%
Weighted-average grant date fair value per option	$5.22	$5.22	$4.99	$4.89

The expected term represents the period of time the options are expected to be outstanding. Given that HBI does not have sufficient historical stock option exercise data, we estimated the expected term using the simplified method as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 and later reaffirmed in SAB No. 110. The “simplified method” incorporates the contractual term of an option grant, as well as the vesting period of the award. Furthermore, HBI, formed in late 2006, has not been in existence long enough to provide historical stock price data for a period equal to the expected term of our awards; therefore, the expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over the expected term of the option granted. Using different weighted-average assumptions could significantly impact the estimated grant date fair value of our stock option awards, and, as a result, the amount of compensation expense ultimately recognized. We use RA historical data to estimate our assumed annual forfeitures.

Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage ranging from one to five years on all products, excluding the Hawker 4000, and up to 10 years on the Hawker 4000. We estimate our warranty costs based on historical costs per claim, contractual recoveries from vendors and historical and anticipated rates of warranty claims, including production and warranty patterns for new models. During our initial aircraft model launches, we typically incur higher warranty-related costs until the production process matures, at which point warranty costs moderate. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments, which can be favorable or unfavorable, are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

Warranty provisions related to aircraft deliveries on contracts accounted for under SOP 81-1 using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities, which could have a material adverse effect on our results of operations and cash flows in the period in which these additional liabilities are required.

Fair Value

We are required to record certain financial instruments at fair value on our statement of financial position. In addition, we may elect to record certain financial instruments at fair value by utilizing the “fair value option” as permitted under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). However, as of December 31, 2008, we have not elected the fair value option for any eligible financial instruments.

As discussed in Note 11 to our consolidated financial statements, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 establishes a framework for measuring fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

Under SFAS 157, we maximize the use of our observable inputs and minimize the use of unobservable inputs.

We estimate the fair value of our derivatives using an income valuation approach. The fair value of our foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate yield curve. Our fair value measurements also incorporate credit risk. For derivatives in a liability position, we incorporate our own credit risk, and, for derivatives in an asset position, we incorporate our counterparty’s credit risk. To measure credit risk, we modify our discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from third-party pricing services. These inputs are derived principally from or corroborated by other observable market data and are therefore considered to be Level 2 inputs. Our valuations do not include any significant Level 3, or unobservable, inputs. We test the validity of our valuations by comparing them to the valuations we receive from our counterparties.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk on payments made to foreign suppliers in foreign currencies. We use foreign currency forward contracts (“foreign currency contracts”) to hedge our exposure to foreign currency exchange rate fluctuations for firm commitments and forecasted purchases from foreign suppliers. The objective of the foreign currency contracts is to minimize the impact of foreign currency exchange rate movements on our results of operations and cash flows. All foreign currency contracts are executed with creditworthy banks and are denominated in U.K. pound sterling. The duration of foreign currency contracts is generally two years or less. We do not use foreign currency contracts for speculative or trading purposes. We account for the foreign currency contracts as cash flow hedges when they qualify for such treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The following table provides information about our foreign currency contracts outstanding at December 31, 2008:

(Dollars in millions)

Maturity	Notional Amount(1)	Weighted- Average Contract Rate	Weighted- Average Market Rate	Fair Value of Net Liability	Impact on Fair Value of 10% Increase In Market Rate
2009	$380.1	1.941	1.459	$(89.3)	$27.0
2010	218.7	1.855	1.457	(39.1)	14.3
2011	0.3	1.886	1.453	—	—

	$599.1			$(128.4)	$41.3

(1)	Notional amounts are stated in U.S. dollar equivalents at the contract rate.

For more information about our foreign currency contracts, see Note 12 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”

Interest Rate Risk

We have substantial indebtedness, including both fixed and variable rate debt obligations, and are subject to interest rate risk on our variable rate debt obligations, which primarily relate to amounts outstanding under our senior secured credit facilities. Our outstanding debt obligations at December 31, 2008 were as follows:

(Dollars in millions)	Amount Outstanding	Weighted- Average Interest Rate
Fixed-rate debt(1)	$1,520.0	8.42%
Variable-rate debt	970.8	2.60%

Total debt	$2,490.8

(1)	Includes effect of interest rates swap.

We entered into an interest rate swap to hedge our exposure to changes in interest rates on a portion of our variable rate debt obligations and to attain an appropriate balance between fixed and variable rate debt. Our interest rate swap has an amortizing notional amount as follows:

•	$900.0 million for the period from April 9, 2007 through December 30, 2007;

•	$765.0 million for the period from December 31, 2007 through December 30, 2008;

•	$420.0 million for the period from December 31, 2008 through December 30, 2009;

•	$335.0 million for the period from December 31, 2009 through December 30, 2010; and

•	$150.0 million for the period from December 31, 2010 through December 30, 2011.

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. For more information about our outstanding debt obligations and interest rate swap, see Notes 10 and 12, respectively, to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”

Assuming the debt levels that existed at December 31, 2008, a hypothetical 100 basis point increase in the weighted-average interest rate of our variable-rate debt would increase our 2009 projected interest expense by $8.5 million.

Credit Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Generally, our primary credit risk exposure results from our use of derivative financial instruments. However, as of December 31, 2008, we only had derivative assets of $0.7 million, so our credit risk exposure for these assets was minimal. As of December 31, 2008, our derivative counterparties had S&P credit ratings ranging from A to A+.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements, and their report follows.

Hawker Beechcraft Acquisition Company, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

In our opinion, the accompanying Consolidated Statement of Financial Position of Hawker Beechcraft Acquisition Company, LLC (the “Company”) and its subsidiaries at December 31, 2008 and 2007 and the related Consolidated Statements of Operations, of Equity and Comprehensive Income, and of Cash Flows for the year ended December 31, 2008 and the period from March 26, 2007 to December 31, 2007, present fairly, in all material respects, the financial position of Hawker Beechcraft Acquisition Company, LLC and its subsidiaries at December 31, 2008 and 2007 and the results of its operations and cash flows for the year ended December 31, 2008 and the period from March 26, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On March 26, 2007, Hawker Beechcraft, Inc. acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC and substantially all of the assets of Raytheon Aircraft Services Limited . The “Predecessor” consolidated financial statements included in this report represent the historical Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the periods ended March 25, 2007 and December 31, 2006. Predecessor financial statements do not give effect to the acquisition.

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

February 25, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

(formerly Raytheon Aircraft Acquisition Company, LLC)

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

On March 26, 2007, Hawker Beechcraft, Inc. acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC and substantially all of the assets of Raytheon Aircraft Services Limited. The financial statements included in this report represent the historical Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the period January 1, 2007 through March 25, 2007 and do not give effect to the acquisition.

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

December 14, 2007, except as it relates to the condensed consolidating financial information discussed in Note 23, as to which the date is February 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Raytheon Company:

In our opinion, the accompanying Consolidated Statement of Operations, Consolidated Statement of Invested Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the results of operations and cash flows of Raytheon Aircraft and its subsidiaries (“RA”) for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Raytheon Company’s and RA’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

February 28, 2007, except as it relates to the condensed consolidating financial information discussed in Note 23, as to which the date is November 30, 2007

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Financial Position

(In millions)

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$377.6	$569.5
Accounts and notes receivable, net	103.0	80.3
Unbilled revenue	35.9	24.1
Inventories, net	1,782.3	1,289.3
Current deferred income tax asset	43.2	47.9
Prepaid expenses and other current assets	32.5	60.5

Total current assets	2,374.5	2,071.6

Property, plant and equipment, net	641.8	655.7
Goodwill	599.6	716.0
Intangible assets, net	1,049.5	1,118.2
Non-current deferred income tax asset	91.6	—
Other assets, net	65.4	113.7

Total assets	$4,822.4	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$69.6
Advance payments and billings in excess of costs incurred	507.4	541.2
Accounts payable	404.3	323.6
Accrued salaries and wages	56.6	60.5
Current deferred income tax liability	72.4	—
Accrued interest payable	25.9	25.4
Other accrued expenses	280.3	168.7

Total current liabilities	1,473.5	1,189.0

Long-term debt	2,364.2	2,377.3
Accrued retiree benefits and other long-term liabilities	450.9	103.0
Non-current deferred income tax liability	84.1	1.5

Total liabilities	4,372.7	3,670.8

Paid-in capital	996.8	989.2
Accumulated other comprehensive income (loss)	(408.0)	14.4
Retained earnings (deficit)	(139.1)	0.8

Total equity	449.7	1,004.4

Total liabilities and equity	$4,822.4	$4,675.2

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Operations

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Sales:
Aircraft and parts	$3,319.3	$2,616.7	$603.9	$2,704.5
Services	227.2	176.7	46.4	272.3
Sales to related parties	—	—	20.5	118.6

Total sales	3,546.5	2,793.4	670.8	3,095.4

Cost of sales:
Aircraft and parts	2,829.7	2,214.4	494.7	2,211.5
Services	192.0	155.2	43.4	249.3
Sales to related parties	—	—	20.5	124.3

Cost of sales	3,021.7	2,369.6	558.6	2,585.1

Gross profit	524.8	423.8	112.2	510.3

Selling, general and administrative expenses	279.1	205.4	59.5	211.0
Research and development expenses	110.2	70.1	21.3	83.2

Operating income	135.5	148.3	31.4	216.1

Intercompany interest expense, net	—	—	15.8	91.6
Interest expense	205.9	158.6	—	1.1
Interest income	(8.5)	(6.3)	(0.9)	(15.7)
Other expense (income), net	(2.4)	1.0	(0.1)	(1.5)

Non-operating expense, net	195.0	153.3	14.8	75.5

Income (loss) before taxes	(59.5)	(5.0)	16.6	140.6

Provision for (benefit from) income taxes	80.4	(5.8)	6.4	50.5

Net income (loss)	$(139.9)	$0.8	$10.2	$90.1

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Income

(In millions)

For the Period January 1, 2006 - March 25, 2007 (Predecessor)

	Raytheon's Net Investment	Accumulated Other Comprehensive (Loss)	Total Invested Equity	Total Comprehensive Income
Balance at January 1, 2006	$1,558.4	$(128.2)	$1,430.2
Net transfers from Raytheon	(323.8)		(323.8)
Stock-based compensation	5.3		5.3
Net income	90.1		90.1	$90.1
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment		65.0	65.0	65.0
Unrealized gain on cash flow hedges		23.5	23.5	23.5
Foreign currency translation adjustments		0.9	0.9	0.9
Unrealized loss on investments		(1.2)	(1.2)	(1.2)
Adjustment to initially apply SFAS No. 158		(45.9)	(45.9)	0

Total comprehensive income				$178.3

Balance at December 31, 2006	1,330.0	(85.9)	1,244.1

Net transfers from Raytheon	117.4		117.4
Stock-based compensation	1.2		1.2
Net income	10.2		10.2	$10.2
Other comprehensive income (loss), net of tax:
Amortization of pension and other benefits		5.5	5.5	5.5
Unrealized loss on cash flow hedges		(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments		(1.7)	(1.7)	(1.7)
Unrealized loss on investments		(0.3)	(0.3)	(0.3)

Total comprehensive income				$12.6

Balance at March 25, 2007	$1,458.8	$(83.5)	$1,375.3

For the Period March 26, 2007 - December 31, 2008 (Successor)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Total Comprehensive Income (Loss)
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$—	$—	$976.7	$—
Stock-based compensation	12.5			12.5
Net income		0.8		0.8	0.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			27.0	27.0	27.0
Unrealized loss on cash flow hedges			(12.3)	(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)	(0.3)	(0.3)

Total comprehensive income					$15.2

Balance at December 31, 2007	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	7.6			7.6
Net loss		(139.9)		(139.9)	$(139.9)
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits			(276.1)	(276.1)	(276.1)
Prior service cost			(28.4)	(28.4)	(28.4)
Unrealized loss on cash flow hedges			(112.9)	(112.9)	(112.9)
Foreign currency translation adjustments			(5.0)	(5.0)	(5.0)

Total comprehensive loss					$(562.3)

Balance at December 31, 2008	$996.8	$(139.1)	$(408.0)	$449.7

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Cash Flow

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(139.9)	$0.8	$10.2	$90.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	85.6	60.5	18.7	75.3
Amortization of intangible assets	73.3	54.7	3.2	12.8
Amortization of debt issuance costs	9.6	7.2	—	—
Amortization of deferred compensation	4.0	6.6	—	—
Stock-based compensation	7.6	12.5	1.2	5.3
Current and deferred income taxes	79.0	(6.0)	(10.3)	8.5
Loss (gain) on sale of property, plant and equipment	0.9	—	—	(0.3)

Changes in assets and liabilities:
Accounts receivable, net	(23.1)	10.1	8.6	38.1
Unbilled revenue, advanced payments and billings in excess of costs incurred	(45.6)	205.4	(81.0)	100.2
Inventories, net	(280.0)	131.4	(87.9)	(150.2)
Prepaid expenses and other current assets	7.5	(7.6)	33.2	(10.0)
Accounts payable	80.7	(25.1)	(6.7)	86.4
Accrued salaries and wages	(3.9)	26.2	0.3	(9.4)
Other accrued expenses	117.4	31.3	(15.9)	(27.7)
Pension and other changes, net	(34.9)	31.9	3.5	(16.7)
Income taxes paid	(7.6)	(1.1)	—	—
Sale of financing receivables	—	—	—	102.2
Origination of financing receivables	—	—	(20.6)	(210.5)
Collection of financing receivables not sold	0.4	40.4	36.2	275.6

Net cash provided by (used in) operating activities	(69.0)	579.2	(107.3)	369.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(70.2)	(61.3)	(26.2)	(46.1)
Additions to computer software	(4.7)	(5.1)	(1.1)	(1.7)
Proceeds from sale of fuel and line operations, net	123.6	—	—	—
Proceeds from sale of property, plant and equipment	1.4	0.1		0.8
Proceeds from sale of product line	—	2.5
Acquisition of business, net of cash acquired	—	(3,216.5)	—	—

Net cash provided by (used in) investing activities	50.1	(3,280.3)	(27.3)	(47.0)

Cash flows from financing activities:
Payment of notes payable	(157.3)	(24.4)	—	—
Payment of term loan	(13.0)	(9.7)	—	—
Equity contibutions	—	976.7	—	—
Issuance of long-term debt	—	2,400.0	—	—
Debt issuance costs	—	(72.0)	—	—
Net transfers from Raytheon	—	—	117.4	(323.8)

Net cash provided by (used in) financing activities	(170.3)	3,270.6	117.4	(323.8)

Effect of exchange rates on cash and cash equivalents	(2.7)	—	—	1.3

Net increase (decrease) in cash and cash equivalents	(191.9)	569.5	(17.2)	0.2
Cash and cash equivalents at beginning of period	569.5	—	25.9	25.7

Cash and cash equivalents at end of period	$377.6	$569.5	$8.7	$25.9

Supplemental Disclosures:
Cash paid for interest	$189.1	$128.4	$—	$—
Cash paid for income taxes	7.6	1.1	—	—
Net non-cash transfers to (from) property, plant and equipment	14.5	(29.8)	—	—
Inventories acquired through issuance of notes	214.3	81.1	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The transaction was completed March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft.

The terms “we,” “our,” “us” or the “Company” refer to HBAC for Successor periods and RA for Predecessor periods.

Successor

The accompanying consolidated financial statements for the Successor periods (as of and for the year ended December 31, 2008 and as of and for the nine months ended December 31, 2007) consist of the accounts of HBAC and its subsidiaries subsequent to the Acquisition. The consolidated financial statements of the Successor reflect the Acquisition under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”).

Predecessor

The accompanying consolidated financial statements for the Predecessor periods (as of and for the three months ended March 25, 2007 and as of and for the year ended December 31, 2006) consist of the accounts of RA prior to the Acquisition and include allocations of certain Raytheon corporate expenses, including legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other Raytheon corporate and infrastructure costs. The expense and cost allocations were determined on bases that were considered reasonable by RA management in order to reflect the utilization of services provided or the benefit received by RA during the periods presented. The consolidated financial statements included herein do not necessarily reflect the results of operations, financial position, changes in owner’s net investment and cash flows of HBAC in the future or what RA’s financial condition or results of operations would have been had it operated as a separate, stand-alone entity during the periods presented.

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements for the Successor include the accounts of HBAC and its wholly-owned and majority-owned subsidiaries. The Predecessor information is for RA, which represents substantially all of the operations acquired by HBI. All material intercompany transactions have been eliminated. Reclassifications regarding the presentation of certain derivative asset and liability balances have been made to prior year amounts to conform to the current year presentation. We do not believe these reclassifications are material. In the fourth quarter of 2008, we modified our practice for allocating overhead to cost of sales for “services” to include intercompany transactions. The change does not impact total cost of sales. Adjustments have been made to conform cost of sales for “services” and “aircraft and parts” for prior periods to the current presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain contracts, including estimates of the extent of progress towards completion, contract revenue and contract completion costs, as well as warranty cost, contingencies and customer and vendor claims. Actual results could differ from those estimates.

Revenue Recognition. Revenue for aircraft sales is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). For the majority of our aircraft sales, SOP 81-1 is applied using the units-of-delivery method to measure progress towards completion. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin. Under this method, revenue is recognized when title to an airworthy aircraft is transferred to the customer.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

To a lesser extent, SOP 81-1 is applied using the cost-to-cost method to measure progress towards completion. The use of the cost-to-cost method is limited to longer term contracts with substantial contract-specific development or engineering cost. For these contracts, management believes the cost-to-cost method provides a better measure of progress towards completion than the units-of-delivery method. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

We recognize revenue on aircraft parts and services as the part is shipped or as the service is rendered.

Lot Accounting. RA used lot accounting for new commercial aircraft introductions. Lot accounting involves selecting a lot size at the time a new aircraft begins to be delivered and measuring an average margin over the entire lot for each aircraft sold. The costs attributed to aircraft delivered were based on the estimated average margin of all aircraft in the lot and were determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. HBAC does not use lot accounting for any of its aircraft programs.

Advertising Expenses. Advertising costs are expensed as incurred.

Research and Development. The Company performs research and development activities related to the development of new products and the improvement of existing products. Expenditures for research and development projects sponsored by the Company are expensed as incurred. Reimbursement of research and development costs under cost-sharing arrangements with vendors is recorded as a reduction to expense in accordance with SFAS No. 68, Research and Development Arrangements.

Shipping and Handling Costs. Shipping and handling costs are included in cost of sales in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Abstract No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HBAC is included in the U.S. consolidated federal income tax return of HBI. Under the terms of an informal tax sharing agreement between HBAC and HBI, the amount of the cumulative tax liability of each member shall not exceed the total tax liability as computed on a separate return basis.

RA was included in Raytheon’s consolidated U.S. federal and state tax returns. The provision for income taxes was determined on a separate return basis in accordance with SFAS 109. Under this method, RA was assumed to file a separate return from Raytheon reporting its taxable income or loss and paying applicable tax based on its separate taxable income and associated tax attributes. Under the tax sharing agreement with Raytheon, RA did not reimburse Raytheon for its share of the consolidated tax liabilities.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. HBAC adopted the provisions of FIN 48 as of March 26, 2007. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. See Note 14 for additional information about income taxes and their impact on the consolidated financial statements.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less. We aggregate our cash balances by bank and reclassify any book overdrafts to accounts payable.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables and collateral, to the extent applicable. The allowance for doubtful accounts was $3.9 million and $5.5 million at December 31, 2008 and 2007, respectively.

Unbilled Revenue. Unbilled revenue is stated at cost plus estimated margin, but not in excess of realizable value.

Inventories. Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. Inventoried costs include direct engineering, production labor and material as well as applicable overhead. HBAC records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or estimated net realizable value. Inventories obtained in the Acquisition were reflected at fair value in the opening balance sheet of HBAC.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Aircraft tooling is accounted for as a group. When assets, other than aircraft tooling, are retired or otherwise disposed of, the recorded costs of the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income. When aircraft tooling assets are retired or replaced in the ordinary course of business, the recorded cost is charged to accumulated depreciation, regardless of the age of the asset, and no gain or loss is recognized.

Provisions for depreciation are computed using accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows:

Estimated Useful Life
Buildings	10 - 45 years
Aircraft and autos	4 - 10 years
Furniture, fixtures and office equipment	3 - 10 years
Tooling	12 years
Machinery and equipment	5 - 10 years

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. Intangible assets with definite lives consist of certain trade names and trademarks, order backlog, customer relationships, technological knowledge and computer software and are amortized on a straight-line basis over their estimated useful life. The weighted average amortization periods assigned to definite-lived intangible assets are: 3 years for order backlog, 8 years for computer software, 10 years for trademarks and trade names with definite lives, 15 years for technological knowledge and 17 years for customer relationships. Intangible assets with indefinite lives include certain trademarks and trade names and are not amortized.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are instead reviewed for impairment on an annual basis during the fourth quarter or upon the occurrence of events that may indicate possible impairment. HBAC conducts its review for impairment on an operating segment basis.

The valuation methodology and underlying financial information that is used to estimate the fair value of our reporting units requires significant judgments to be made by management. These judgments include, but are not limited to, the long-term projections of future financial performance and the selection of appropriate discount rates used to present value future cash flows. Discount rates are determined by weighting the required returns on interest-bearing debt and paid-in capital in proportion to their estimated percentages in an expected industry capital structure.

Our five-year strategic operating plan serves as the basis for these valuations and represents our best estimate of future business conditions in our industry as well as our ability to compete. The estimates of future cash flows involve considerable management judgment and are based upon assumptions concerning expected future operating performance and economic conditions, including revenue growth rates, current and forecasted market conditions, profit margin assumptions and anticipated cost reductions. In performance of our annual impairment test during the fourth quarter of 2008, we updated our forecasts to reflect, among other things, the global economic downturn, delays in development programs and the impacts of the recent IAM strike. Based on this evaluation, we have concluded that goodwill is not impaired as of December 31, 2008. However, further changes in our forecasts may cause book values of certain operations to exceed their fair values, which may result in goodwill impairment charges in future periods. A 10% decrease in the estimated fair value of any of our operations would have had no impact on the carrying value of goodwill as of December 31, 2008.

Impairments of indefinite-lived intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable, and our estimate of discounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of impairment. We have concluded that these intangibles are not impaired as of December 31, 2008. A 10% decrease in the discounted cash flows would have had no impact on the carrying value of these intangibles as of December 31, 2008.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), management determines whether long-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, management evaluates the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

Debt Issuance Costs. Debt issuance costs are incurred to obtain long-term financing and are amortized over the terms of the related debt. The amortization of debt issuance costs is classified as interest expense.

Notes Payable and Current Portion of Long-Term Debt. Notes payable and current portion of long-term debt consist of the balances due on promissory notes related to a third party financing arrangement and the portion of long-term debt due within twelve months of the balance sheet date.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Advance Payments and Billings in Excess of Costs Incurred. Advance payments and billings in excess of costs incurred represents cash collected from customers in advance of revenue recognition and consists of deposits on commercial aircraft contracts, advances and performance-based payments from government or special mission customers in excess of recorded cost and recognized margin.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and notes payable approximates fair value due to the short maturities of these instruments. Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). See Note 11 for information about the fair value of our financial instruments.

Derivative Instruments. We use derivative instruments in the form of foreign currency forward contracts (“foreign currency contracts”) and interest rate swap agreements to hedge our economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates. Foreign currency contracts are used to hedge forecasted vendor payments in foreign currency, and interest rate swaps are used to hedge forecasted interest payments and the risk associated with changing interest rates of our variable rate debt. Our derivative instruments are executed with creditworthy institutions, and we do not hold or issue derivative instruments for trading or speculative purposes.

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133). When allowed under SFAS 133, we designate our derivative instruments as cash flow hedges. At inception, we document the hedging relationship, as well as our risk-management objective and strategy for undertaking the hedging transaction. We assess, at hedge inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivative instruments are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative instruments is recorded in other comprehensive income (loss), and any ineffective portion is recorded in earnings. At maturity, amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Occasionally, we may hold foreign currency forward contracts for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, changes in fair value are recorded in earnings immediately. For all derivative instruments, the gain or loss recorded in earnings is included in cost of sales for foreign currency contracts and interest expense for interest rate swaps. The cash flows related to all derivative instruments are reported as operating activities in the statement of cash flows. For more information about our derivative instruments and hedging activities, see Note 12.

Stock-Based Compensation. Employee stock-based compensation, which is described more fully in Note 16, is accounted for in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Our primary types of stock-based compensation include employee stock options and restricted stock. Fair value is determined at the date of grant and is recorded as compensation expense over the requisite service period.

Pension and Other Postretirement Benefits. We maintain various defined benefit pension and postretirement plans for our employees. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare projection costs. We evaluate and update these assumptions annually. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

Pension and postretirement benefits are accounted for in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). We recognize the overfunded or underfunded status of our defined benefit pension and postretirement benefits plans on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income (loss). Actuarial gains and losses that are not immediately recognized as net periodic benefit cost are recognized as a component of other comprehensive income (loss) and amortized into net periodic benefit cost in future periods. For more information about our pension and other postretirement benefits, see Note 15.

Foreign Currency Translation. The functional currency of certain foreign subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. As discussed in Note 11, we adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position or results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2 in February 2008. FSP No. 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the potential impact that the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities will have on our financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We are evaluating the impact the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.

In December 2007, the Emerging Issues Task Force (“EITF”) concluded on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact the adoption of EITF 07-1 will have on our financial position, results of operations and cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 allows companies which do not have historically sufficient experience to continue using the “simplified” method, initially allowed under SAB No. 107, for estimating the expected term of “plain vanilla” stock options granted after December 31, 2007. HBAC uses the “simplified” method to estimate the expected term for stock option grants as it does not have enough historical experience to provide a more refined estimate. The effect of adopting SAB 110 on our financial position, results of operations and cash flows was not material.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes. This accounting standard is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not impact our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This accounting standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 will have a material impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including information on investment policies and strategies, major categories of plan assets and fair value measurements. The disclosures required by this FSP are effective for financial statements issued for fiscal years ending after December 15, 2009 with early adoption permitted. We will include the enhanced disclosures required under this FSP beginning in our financial statements for the year ending December 31, 2009. The adoption of FSP No. 132(R)-1 will have no impact on our financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after December 31, 2008 are not expected to have a material effect on our financial position, results of operations or cash flows.

4.	Sale of Fuel and Line Operations

During the year ended December 31, 2008, we sold our wholly-owned fuel and line operations to BBA Aviation plc for gross cash proceeds of $128.5 million. The transaction included fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. We retained our factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico were not affected. Sales recorded for the fuel and line operations, which are included in the Customer Support segment, were $48.5 million for our period of ownership during the year ended December 31, 2008. Sales for the fuel and line operations were $56.5 million for the nine months ended December 31, 2007. We recorded an immaterial loss on the sale of the fuel and line operations. The fuel and line operations did not qualify as a discontinued operation as defined in SFAS 144.

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31, 2008			December 31, 2007
(In millions)	Gross Amount	Tax Benefit (Liability)	Net	Gross Amount	Tax Benefit (Liability)	Net
Net gain (loss) on pension and other benefits	$(233.1)	$(16.0)	$(249.1)	$44.7	$(17.7)	$27.0
Prior service cost	(26.6)	(1.8)	(28.4)	—	—	—
Unrealized loss on cash flow hedges	(132.2)	7.0	(125.2)	(20.3)	8.0	(12.3)
Foreign currency translation	(6.5)	1.2	(5.3)	(0.3)	—	(0.3)

Total	$(398.4)	$(9.6)	$(408.0)	$24.1	$(9.7)	$14.4

In the fourth quarter of 2008, the Company recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $276.2 million, of which $156.0 million related to deferred tax assets included in accumulated other comprehensive loss. In accordance with SFAS 109, the valuation allowance related to deferred taxes in accumulated other comprehensive income at December 31, 2007 was recorded as a benefit of $9.7 million in the consolidated statement of operations. The $165.7 million valuation allowance on the deferred tax assets attributable to our current year unrealized losses was recorded as an increase to accumulated other comprehensive loss in the consolidated statement of financial position.

6.	Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage ranging from one to five years on all products, excluding the Hawker 4000, and up to 10 years on the Hawker 4000. The Company estimates its warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

Activity related to commercial aircraft and part warranty provisions was as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance	$60.8	$48.1	$57.5	$49.5
Accrual for aircraft and part deliveries	31.3	29.6	8.1	34.6
Reversals related to prior period deliveries	(7.2)	(0.9)	(9.7)	(5.0)
Warranty services provided	(17.6)	(16.0)	(4.2)	(21.6)

Ending balance	$67.3	$60.8	$51.7	$57.5

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

7.	Inventories, net

Inventories, net consisted of the following:

(In millions)	December 31, 2008	December 31, 2007
Finished goods	$254.3	$180.0
Work in process	1,038.0	805.5
Materials and purchased parts	490.0	303.8

Inventories, net	$1,782.3	$1,289.3

For the year ended December 31, 2008, net transfers of $0.1 million were made to property, plant and equipment from finished goods inventory. For the year ended December 31, 2007, net transfers of $29.8 million were made to finished goods inventory from property, plant and equipment. The transfers are non-cash transactions and have been excluded from changes in inventories in the statement of cash flows.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

8.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

(In millions)	December 31, 2008	December 31, 2007
Land	$29.5	$29.1
Buildings and leasehold improvements	149.8	144.0
Aircraft and autos	59.0	52.6
Furniture, fixtures and office equipment	4.7	3.9
Tooling	389.3	363.2
Machinery and equipment	101.7	91.8
Construction in process	44.9	26.9

	$778.9	$711.5
Less accumulated depreciation	137.1	55.8

Property, plant and equipment, net	$641.8	$655.7

Depreciation expense was $85.6 million for the year ended December 31, 2008, $60.5 million for the nine months ended December 31, 2007, $18.7 million for the three months ended March 25, 2007 and $75.3 million for the year ended December 31, 2006.

9.	Goodwill and Other Intangible Assets, net

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Beginning balance at March 26, 2007	$355.5	$222.0	$140.6	$718.1
Sale of product line	(2.1)	—	—	(2.1)

Balance at December 31, 2007	$353.4	$222.0	$140.6	$716.0
Purchase price allocation adjustments	(13.3)	—	4.2	(9.1)
Sale of fuel and line operations	—	—	(107.3)	(107.3)

Balance at December 31, 2008	$340.1	$222.0	$37.5	$599.6

During the year ended December 31, 2008, the Company finalized the purchase price allocation of the Acquisition, which resulted in a net decrease in goodwill of $9.1 million. The decrease resulted from a $9.6 million adjustment to deferred tax assets in the Business and General Aviation segment coupled with purchase price adjustments of $0.5 million in the Customer Support segment. The deferred tax adjustment is due to the differing book and tax treatment of certain transaction costs related to the Acquisition that were identified during preparation of the Company’s initial U.S. federal tax return, which was filed in September 2008. The final purchase price allocation also resulted in a shift of $3.7 million of goodwill from the Business and General Aviation segment to the Customer Support segment. As discussed in Note 4, the Company completed the sale of its fuel and line operations facilities during the year ended December 31, 2008.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Intangible assets, net consisted of the following:

	December 31, 2008			December 31, 2007
(In millions)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technological knowledge	$380.0	$(45.7)	$334.3	$380.0	$(19.6)	$360.4
Customer relationships	228.0	(25.2)	202.8	228.0	(10.8)	217.2
Computer software	40.5	(12.5)	28.0	35.9	(5.2)	30.7
Order backlog	62.0	(43.5)	18.5	62.0	(18.6)	43.4
Trademarks / trade names - definite lives	6.0	(1.1)	4.9	6.0	(0.5)	5.5
Intangible assets not subject to amortization:
Trademarks / trade names - indefinite lives	461.0	—	461.0	461.0	—	461.0

Intangible assets, net	$1,177.5	$(128.0)	$1,049.5	$1,172.9	$(54.7)	$1,118.2

Amortization expense was $73.3 million for the year ended December 31, 2008, $54.7 million for the nine months ended December 31, 2007, $3.2 million for the three months ended March 25, 2007 and $12.8 million for the year ended December 31, 2006. Amortization expense is expected to approximate $64.2 million, $49.6 million, $43.9 million, $42.8 million and $42.2 million for the years ending 2009 through 2013, respectively.

10.	Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	December 31, 2008	December 31, 2007
Short-term debt:
Notes payable	$113.6	$56.6
Current portion of long-term debt	13.0	13.0

Total short-term debt	$126.6	$69.6

Long-term debt:
Senior secured term loan due 2014	$1,277.2	$1,290.3
Senior fixed rate notes due 2015	400.0	400.0
Senior PIK-election notes due 2015	400.0	400.0
Senior subordinated notes due 2017	300.0	300.0

	2,377.2	2,390.3
Less current portion	13.0	13.0

Total long-term debt	$2,364.2	$2,377.3

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by a lender upon the Company’s receipt of goods, and the Company generally pays the lender within 155 days under terms of the underlying short-term promissory notes, with interest determined at the five-month London Interbank Offered Rate (“LIBOR”) plus 1.85%. The weighted-average interest rate for the notes payable outstanding at December 31, 2008 and 2007, was 3.62% and 6.83%, respectively. The Company treats the issuance of these notes payable as a non-cash financing transaction and issued $214.3 million and $81.1 million of notes during the year ended December 31, 2008 and the nine months ended December 31, 2007, respectively.

In March 2007, in connection with the Acquisition, we executed a $1,810.0 million credit agreement that included a $1,300.0 million secured term loan, a $400.0 million secured revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million. At December 31, 2008, we had issued letters of credit totaling $52.1 million under the synthetic facility. In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures. The prepayments may be financed with cash, if we meet certain conditions set forth in the amendment, including a $400.0 million minimum liquidity requirement (which amount includes cash and cash equivalents and any amounts available to be drawn under the revolving credit facility). Such prepayments may not be made from the proceeds of loans drawn under the revolving credit facility. The prepayments may also be financed with the proceeds of certain equity contributions from Hawker Beechcraft, Inc., our parent company. Under the terms of the amendment, any such prepayments will reduce the amount of the secured term loan outstanding and payable on the final maturity date. Additionally, we agreed to pay to each lender that consented to the adoption of the amendment

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

prior to a specified deadline, a non-refundable consent fee in an amount equal to 0.025% of the aggregate of such lender’s loans, loan commitments and other participations outstanding under the credit agreement as of the effective date of the amendment. The secured term loan requires quarterly principal payments of 0.25% of the original outstanding principal through December 2013 with the remaining outstanding balance to be paid in full in March 2014. The revolving credit facility was undrawn at December 31, 2008. Borrowings under the secured term loan bear interest at LIBOR plus 2.00%. The weighted average interest rate for the secured term loan at December 31, 2008 and 2007, was 2.79% and 6.83%, respectively. We entered into an interest rate swap agreement to hedge a portion of our exposure to changes in interest rates on the secured term loan. For more information about the interest rate swap, see Note 12.

Also in March 2007, in connection with the Acquisition, HBAC issued $1,100.0 million of notes, including $400.0 million of senior fixed rate notes due April 2015, $400.0 million of senior PIK-election notes due April 2015 and $300.0 million of senior subordinated notes due April 2017. In February 2008, HBAC exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 and do not bear restrictions on transferability mandated by the Securities Act of 1933 or certain penalties for failure to file a registration statement relating to the exchange. The notes are unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee HBAC’s obligations under the senior secured credit facilities. Interest on the notes is paid semi-annually on April 1 and October 1. The interest rate for the senior fixed rate notes and senior subordinated notes is 8.50% and 9.75%, respectively, and is payable in cash. HBAC may elect to pay interest on the senior PIK-election notes, at its option: entirely in cash, entirely by increasing the principal amount of the senior PIK-election notes (“PIK interest”), or 50% cash interest and 50% PIK interest. Cash interest will accrue at a rate of 8.875% per annum and PIK interest will accrue at a rate of 9.625% per annum. HBAC elects the form of interest payment with respect to each interest period prior to the beginning of the applicable interest period. Thus far, all interest on the senior PIK-election notes has been paid in cash.

Our financing arrangements contain a number of customary covenants and restrictions, including a requirement to maintain a specified quarterly consolidated secured debt ratio, and we were in compliance with these covenants as of December 31, 2008.

The minimum principal repayment requirements on long-term debt are as follows:

(In millions)
2009	$13.0
2010	13.0
2011	13.0
2012	13.0
2013	13.0
Thereafter	2,312.2

Total	$2,377.2

11.	Fair Value

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Fair Value Measurements Using:
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Cash equivalents	$342.6	$—	$—	$342.6
Foreign currency forward contracts	—	0.7	—	0.7

Total assets	$342.6	$0.7	$—	$343.3

Liabilities
Foreign currency forward contracts	$—	$129.1	$—	$129.1
Interest rate swap	—	26.3	—	26.3

Total liabilities	$—	$155.4	$—	$155.4

At December 31, 2008, the foreign currency forward contracts and the interest rate swap were recorded at fair value in our statement of financial position as follows:

(In millions)	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$0.7	$—
Other accrued expenses	(89.9)	—
Accrued retiree benefits and other long-term liabilities	(39.2)	(26.3)

Net derivative liability	$(128.4)	$(26.3)

Derivative financial instruments are valued using an income valuation approach. The fair value of the foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of the interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate yield curve. The fair value measurements also incorporate credit risk. For derivatives in a liability position, we incorporate our own credit risk, and, for derivatives in an asset position, we incorporate our counterparty’s credit risk. To measure credit risk, we modify our discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from a third-party pricing services. These inputs are derived principally from or corroborated by other observable market data and are therefore considered to be Level 2 inputs. Our valuations do not include any significant Level 3, or unobservable, inputs.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,277.2	$625.9	$1,290.3	$1,212.8
Senior fixed rate notes	400.0	167.0	400.0	398.5
Senior PIK-election notes	400.0	135.0	400.0	394.5
Senior subordinated notes	300.0	77.3	300.0	297.4

	$2,377.2	$1,005.2	$2,390.3	$2,303.2

As of December 31, 2008, HBAC had not made any fair value elections as permitted under SFAS 159.

12.	Derivatives and Hedging Activities

We use derivative instruments in the form of foreign currency contracts and interest rate swap contracts to hedge our economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates, and, when practical, we designate these instruments as cash flow hedges. Our derivative instruments are executed with creditworthy institutions, and we do not hold or issue derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

We use foreign currency contracts to hedge a portion of our forecasted inventory purchases in U.K. pound sterling. Notional amounts outstanding at December 31, 2008 and 2007 based on contract rates were $599.1 million and $453.5 million, respectively. The maturity dates of the foreign currency contracts outstanding at December 31, 2008 extend through January 2011. For the year ended December 31, 2008, a net loss of $0.3 million was recognized in earnings due to hedge ineffectiveness, and a net loss of $1.9 million was recognized for foreign currency contracts not designated in a hedging relationship. For the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively, the net gain or loss recognized in earnings due to ineffectiveness was immaterial, and the net gain or loss recognized in earnings for foreign currency contracts not designated in a hedging relationship was also immaterial. At December 31, 2008, approximately $83.9 million of net losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

In addition, as discussed in Note 18, we announced our intention to decrease aircraft production rates in anticipation of reduced demand for new aircraft due to the global economic crisis. As a result, we discontinued cash flow hedge accounting for foreign currency contracts where the forecasted transactions are no longer probable of occurring, which resulted in $17.1 million of unrealized losses on foreign currency contracts being reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2008.

Interest Rate Swap

We entered into an interest rate swap agreement in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap amortizes as follows: $900.0 million for the period from April 9, 2007 through December 30, 2007; $765.0 million for the period from December 31, 2007 through December 30, 2008; $420.0 million for the period from December 31, 2008 through December 30, 2009; $335.0 million for the period from December 31, 2009 through December 30, 2010; and $150.0 million for the period from December 31, 2010 through December 30, 2011.

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship.

For the year ended December 31, 2008, we reclassified a loss of $6.9 million from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the year ended December 31, 2008, the net gain recognized in earnings due to ineffectiveness for the new hedging relationship was $0.6 million. No ineffectiveness was recognized for the nine months ended December 31, 2007. At December 31, 2008, a loss of approximately $5.6 million is expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months related to the de-designation of the original hedging relationship.

13.	Risks and Uncertainties

The highly competitive markets for our products and services are subject to certain business risks. These risks include delays in timely development and certification of new product offerings, the current state of the general aviation aircraft markets and government regulations affecting aircraft. The products we sell are considered discretionary purchases, and our levels of sales have historically been tied to corporate and consumer spending levels, which are typically cyclical in nature. Our sales are significantly affected by the level of corporate spending which, in turn, is a function of the general economic environment. In a recessionary economy such as many of the markets in which we operate are experiencing, corporate cash flows decrease, which typically leads to a decrease in demand for our products or postponement of planned purchases. Sales to the U.S. Government and foreign governments may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. We are highly dependent on the availability of essential materials and purchased components, some of which are available only from a sole source or limited sources. Moreover, we are dependent upon the ability of our suppliers to provide material and components that meet specifications, quality standards and delivery schedules.

We are also subject to market risks, including foreign exchange risk and interest rate risk, and use derivative instruments to manage our exposure to these risks, as described more fully in Note 12.

Furthermore, we are exposed to certain concentration risks, including reliance on the U.S. Government as a major customer. For the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, sales to the U.S. Government represented approximately 12%, 11%, 18% and 14%, respectively, of consolidated sales.

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We believe our credit risk is minimal, as we primarily conduct business with large, well-established financial institutions and insurance companies. We do not anticipate nonperformance by any of our derivative counterparties. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, has a $35.0 million commitment in our $400.0 million revolving credit facility. Accordingly, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under our revolving credit facility. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility.

As of December 31, 2008, approximately 51% of our employees were represented by collective bargaining agreements, and approximately 3% of our employees were represented by agreements expiring in 2009. In early 2009, the Company announced workforce reductions affecting approximately 2,300 employees. See Note 22 for additional information.

14.	Income Taxes

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The components of income (loss) before income taxes were:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
U.S.	$(71.1)	$(9.6)	$18.5	$140.9
Non-U.S.	11.6	4.6	(1.9)	(0.3)

Total	$(59.5)	$(5.0)	$16.6	$140.6

The provision for income taxes differs from the U.S. statutory rate due to the following:

	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Extraterritorial income exclusion	—	—	—	(2.2)
Meals and entertainment	(0.9)	(6.3)	0.5	0.3
Domestic manufacturing deduction	—	7.0	—	0.1
Research and development credit	4.2	39.3	(4.0)	(0.4)
State taxes net of federal benefit	11.8	39.6	3.4	2.9
ESOP dividend deduction benefit	—	—	(1.4)	(0.7)
Non-deductible costs	(0.3)	(1.7)	1.2	0.5
Interest on FIN 48 reserves	—	—	3.0	0.2
Valuation allowance	(185.7)	—	—	—
Other, net	0.8	1.2	0.9	0.2

Effective tax rate	(135.1)%	114.1%	38.6%	35.9%

The provision for (benefit from) income taxes consisted of the following:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Current tax expense
U.S. federal	$(0.3)	$3.0	$0.6	$37.2
Non-U.S.	3.6	2.4	—	—
U.S. state	1.5	0.6	—	5.3

Total current	4.8	6.0	0.6	42.5

Deferred tax expense
U.S. federal	65.4	(7.1)	5.8	7.4
Non-U.S.	1.0	(1.0)	(0.6)	(0.1)
U.S. state	9.2	(3.7)	0.6	0.7

Total non-current	75.6	(11.8)	5.8	8.0

Total provision for (benefit from) income taxes	$80.4	$(5.8)	$6.4	$50.5

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of HBAC’s net deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2008	December 31, 2007
Current deferred tax assets (liabilities)
Compensation accruals	$17.2	$15.7
Inventory and contracts in process	(3.7)	3.8
Accruals and reserves	48.8	31.4
Prepaid expenses	(2.9)	(3.0)
Credits and NOL's	—	0.9
Valuation allowance	(88.5)	(0.9)
Other	(0.1)	—

Deferred income taxes - current	$(29.2)	$47.9

Non-current deferred tax assets (liabilities)
Compensation accruals	$6.0	$4.5
Depreciation and amortization	(59.0)	(20.1)
Accruals and reserves	22.4	(5.3)
Pension benefits	133.3	9.7
Forward contracts	58.4	7.5
Credits and NOL’s	31.9	6.5
Valuation allowance	(187.7)	(5.8)
Other	2.2	1.5

Deferred income taxes - non-current	$7.5	$(1.5)

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

At December 31, 2007, HBAC recorded a valuation allowance in the amount of $6.7 million against its deferred tax assets relating to projected state net operating loss carryforwards generated in 2007 and expiring in 2012. During the fourth quarter of 2008, the deferred tax assets associated with these projected state net operating loss carryforwards were reduced, and related valuation allowance released, due to changes in estimated state apportionment factors in the jurisdictions where the net operating losses were generated. The reduction of the deferred tax asset and reversal of the valuation allowance had no impact on the consolidated statement of operations for the year ended December 31, 2008. Also during the fourth quarter, HBAC recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $276.2 million. This decision was based on the SFAS 109 guidelines and the negative evidence of a three year historical cumulative loss, which was triggered in the fourth quarter. Of the $276.2 million valuation allowance, $165.7 million was recorded in other comprehensive income on the Consolidated Statement of Financial Position and $110.5 million was charged to income tax expense. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $269.5 million. HBAC intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HBAC had net operating losses and tax credit carryforwards (before valuation allowances) at December 31, 2008 as follows:

(In millions)
Federal net operating loss carryforwards expiring in 2028	$51.2
Federal credit carryforwards beginning to expire in 2017	5.7
State credit carryforwards with no expiration	4.7
State credit carryforwards beginning to expire in 2017	1.0
State net operating loss carryforwards beginning to expire in 2012	6.9

The Company recorded a full valuation allowance against the above net operating losses and tax credit carryforwards.

In October 2008, the Emergency Economic Stabilization Act of 2008 was signed into law and included a retroactive two-year extension of the federal research and development tax credit from January 1, 2008 through December 31, 2009. The retroactive income tax benefit of $2.5 million was recorded as a deferred tax asset with a full valuation allowance in HBAC’s consolidated financial statements in the fourth quarter of 2008.

On March 26, 2007, HBAC adopted FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007
Beginning balance	$14.0	$11.8
Increases - tax positions taken in prior periods	0.7	—
Decreases - tax positions taken in prior periods	(3.0)	—
Current tax period positions	1.7	2.4
Settlements	—	(0.2)
Lapse of statute of limitations	—	—

Ending balance	$13.4	$14.0

The total amount of gross unrecognized tax benefits was $13.4 million as of December 31, 2008, of which $0.5 million would affect HBAC’s effective tax rate if realized. HBAC recognizes interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of December 31, 2008, HBAC has accrued $0.2 million of interest related to uncertain tax positions. HBAC is not currently under audit with the Internal Revenue Service or any state taxing authorities for the 2007 open tax year. We expect no material change related to our current tax positions in our recorded unrecognized tax benefit in the next 12 months.

15.	Pension and Other Employee Benefits

Defined Benefit Plans

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The table below outlines the components of net periodic benefit cost for the Pension Benefits plan:

	Pension Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Service cost	$24.2	$18.9	$6.6	$25.9
Interest cost	53.0	37.1	13.8	52.4
Expected return on plan assets	(65.2)	(46.3)	(17.1)	(54.7)
Amortization of prior service cost	0.7	—	0.9	4.3
Amortization of net gain	(5.0)	—	—	—
Recognized net actuarial loss	—	—	4.2	24.6
Loss due to curtaiments/settlements	—	—	—	0.2

Net amount recognized	$7.7	$9.7	$8.4	$52.7

The net periodic benefit cost for RA includes expense from the United Kingdom Pension Benefits plans of $0.8 million for the three months ended March 25, 2007 and $2.8 million for the year ended December 31, 2006. As part of the Acquisition, Raytheon retained the United Kingdom Pension Benefits plans and their associated assets and liabilities.

The table below outlines the components of net periodic benefit cost for Other Benefits:

	Other Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Service cost	$0.6	$0.5	$0.2	$0.6
Interest cost	1.1	0.8	0.2	0.9
Amortization of transition obligation	—	—	0.2	0.8

Net amount recognized	$1.7	$1.3	$0.6	$2.3

Under SFAS 158, any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes, are included in accumulated other comprehensive income (loss). These amounts are amortized from accumulated other comprehensive income (loss) to net periodic benefit cost when recognized.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The following tables show changes in the benefit obligation and plan assets and funded status of both Pension Benefits and Other Benefits. Benefit obligation balances presented below reflect the projected benefit obligation (“PBO”) for our Pension Benefits and accumulated postretirement benefit obligations (“APBO”) for our Other Benefits.

	Pension Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Change in benefit obligation
Beginning balance	$828.4	$855.3	$968.2
Service cost	24.2	18.9	6.6
Interest cost	53.0	37.1	13.8
Actuarial (gain) loss	36.9	(53.5)	0.5
Foreign exchange	—	—	0.2
Plan amendments	27.3	—	—
Benefits paid	(39.9)	(29.4)	(10.1)
Net transfer in	—	—	0.8

Ending balance	$929.9	$828.4	$980.0

Change in plan assets
Beginning balance at fair value	$829.1	$820.3	$823.0
Actual return on plan assets	(171.1)	37.8	16.3
Company contributions	0.6	0.4	16.0
Foreign exchange	—	—	0.2
Settlement/curtailment/acquisitions/dispositions, net	—	—	5.4
Benefits paid	(39.9)	(29.4)	(10.1)

Ending balance at fair value	$618.7	$829.1	$850.8

Funded status	$(311.2)	$0.7	$(129.2)

	Pension Benefits
	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Amounts recognized in Statement of Financial Position consist of:
Noncurrent assets	$—	$33.7	$—
Current liabilities	(0.4)	(0.7)	(0.4)
Noncurrent liabilities	(310.8)	(32.3)	(128.8)

Net amount recognized	$(311.2)	$0.7	$(129.2)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

	Other Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Change in benefit obligation
Beginning balance	$17.5	$17.3	$17.6
Service cost	0.6	0.5	0.2
Interest cost	1.1	0.8	0.2
Plan participants’ contributions	0.5	0.7	0.2
Actuarial gain	0.2	(0.4)	(0.4)
Benefits paid	(1.7)	(1.4)	(0.5)

Ending balance	$18.2	$17.5	$17.3

Change in plan assets
Beginning balance at fair value	$—	$—	$—
Company contributions	1.2	0.7	0.3
Plan participants’ contributions	0.5	0.7	0.2
Benefits paid	(1.7)	(1.4)	(0.5)

Ending balance at fair value	$—	$—	$—

Funded status	$(18.2)	$(17.5)	$(17.3)

	Other Benefits
	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Amounts recognized in Statement of Financial Position consist of:
Current liabilities	$(1.0)	$(1.1)	$(0.5)
Noncurrent liabilities	(17.2)	(16.4)	(16.8)

Net amount recognized	$(18.2)	$(17.5)	$(17.3)

Plan assets are measured at December 31 of each year. The differences between the Predecessor’s ending plan asset and benefit obligation balances and the Successor’s beginning balances are due to Raytheon’s funding of the HBAC plan assets upon the Acquisition and Raytheon’s retention of RA’s United Kingdom Pension Benefits plans.

Amounts recognized in accumulated other comprehensive income (loss) for Pension Benefits are as follows:

	Pension Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Prior service cost	$(26.6)	$—	$(21.6)
Net gain (loss)	(233.4)	44.9	(134.2)

Net amount recognized	$(260.0)	$44.9	$(155.8)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income (loss) for Other Benefits are as follows:

	Other Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Initial net obligation	$—	$—	$(4.6)
Prior service cost	—	—	(0.2)
Net gain (loss)	0.3	0.4	(0.1)

Net amount recognized	$0.3	$0.4	$(4.9)

The amounts in accumulated other comprehensive income at December 31, 2008 expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

(In millions)	Pension Benefits	Other Benefits
Net loss	$(7.2)	$—
Prior service cost	(2.3)	—

Net amount recognized	$(9.5)	$—

The net periodic benefit cost assumptions for Pension Benefits were as follows:

	Pension Benefits
	Successor		Predecessor
	Year Ended December 31,	Nine Months Ended December 31,	Three Months Ended March 25,	Year Ended December 31,
	2008	2007	2007	2006
Discount rate	6.50%	6.00%	5.89%	5.63%
Expected rate of return on plan assets	8.00%	8.00%	8.42%	8.29%
Rate of compensation increase	4.50%	4.50%	4.40%	4.37%

To develop the expected rate of return on plan assets assumption, HBAC performs periodic studies which consider asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The potential exists to either outperform or under perform the broader markets.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The net periodic benefit cost assumptions for Other Benefits were as follows:

	Other Benefits
	Successor		Predecessor
	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Discount rate	6.50%	6.00%	5.75%	5.75%
Expected return on plan assets	—	—	—	8.75%
Health care trend rate in the next year	8.50%	9.50%	9.50%	11.30%
Gradually declining to an ultimate trend rate of:	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches ultimate trend rate:	2015	2015	2015	2015

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $0.1 million and $(0.1) million, respectively, and for the APBO is $1.1 million or $(1.0) million, respectively.

The table below details assets by category for Pension Benefits. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

	Pension Benefits
	December 31, 2008	December 31, 2007
Equity securities	48.8%	48.7%
Debt securities	40.0%	41.6%
Other	11.2%	9.7%

	100.0%	100.0%

The strategic asset allocation of the Company’s Pension Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities, debt securities and other investments. The Company seeks to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Target allocations are 50% for equity securities, 40% for debt securities, and 10% for other investments.

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.4 million and $1.0 million, respectively, in 2009.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $929.9 million and $618.7 million, respectively, at December 31, 2008 and $435.8 million and $402.9 million, respectively, at December 31, 2007.

The accumulated benefit obligation and fair value of plan assets for all Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $880.3 million and $618.7 million, respectively, at December 31, 2008, and $19.7 million and $0.0 million, respectively, at December 31, 2007. The accumulated benefit obligation for all Pension Benefits plans was $880.3 million and $789.7 million at December 31, 2008 and 2007, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The table below reflects the total Pension Benefits expected to be paid from the plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect the Company’s portion only.

(In millions)	Pension Benefits	Other Benefits
2009	$43.8	$1.0
2010	46.0	1.2
2011	48.3	1.3
2012	51.3	1.6
2013	54.4	1.7
2014-2019	320.5	10.1

Total	$564.3	$16.9

Defined Contribution Plans

HBAC maintains a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. HBAC matches (“HBAC Match”) employee contributions up to a maximum of 4% of eligible compensation. Total cost recognized for the HBAC Match was $18.3 million and $11.9 million for the year ended December 31, 2008 and the nine months ended December 31, 2007, respectively. The Predecessor had a similar plan under which it recognized cost of $4.1 million and $14.2 million for the three months ended March 25, 2007 and the year ended December 31, 2006, respectively.

HBAC maintains a retirement investment savings plan (“RISP”) for certain U.S. employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the defined benefit plans described above. HBAC contributes to a covered employee’s Hawker Beechcraft Savings and Investment Plan (“HBSIP”) account up to a maximum of 9% of the employee’s eligible compensation based on the employee’s age and tenure. Total cost recognized for the RISP was $3.4 million for the year ended December 31, 2008 and $0.7 million for the nine months ended December 31, 2007. The Predecessor had a similar RISP and recognized cost for its plan of less than $0.1 million for the three months ended March 25, 2007.

As a result of the Acquisition, HBAC implemented a defined contribution benefit plan for its employees in the United Kingdom, and, for the year ended December 31, 2008 and the nine months ended December 31, 2007, recognized cost of $1.1 million and $0.8 million, respectively, for this plan.

16.	Share-Based Compensation

SFAS 123(R) established the accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the requisite service period, which is generally the vesting period of the award. HBAC uses the graded vesting method to amortize compensation expense for awards with a service condition. Compensation expense for awards with a performance condition is recognized in the period in which the performance condition is being measured when we believe the performance condition is going to be met. SFAS 123(R) requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than as an operating activity.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Share-based compensation expense was as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Share-based compensation expense	$7.6	$12.5	$1.2	$5.3
Income tax benefit	(3.0)	(4.9)	(0.4)	(1.9)

Net share-based compensation expense	$4.6	$7.6	$0.8	$3.4

As described in the Successor section below, awards for the Successor period relate to stock options and restricted stock awards granted by HBI to the employees of HBAC. During the Predecessor periods, RA employees participated in Raytheon’s various employee stock plans, as described in the Predecessor section below.

Successor

Hawker Beechcraft, Inc. 2007 Stock Option Plan

Following the Acquisition, HBI implemented the Hawker Beechcraft, Inc. 2007 Stock Option Plan, which permits the grant of nonqualified stock options for up to 9.8 million shares. Option awards are generally granted with an exercise price equal to the established price of HBI’s stock, as set by the HBI Board of Directors, at the date of grant. Option awards generally vest based on future service, ranging from one to five years, or upon achieving certain financial performance targets over the next five years. The stock options terminate ten years from the date of grant.

HBAC applied the fair value provisions of SFAS 123(R) to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2008		Nine Months Ended December 31, 2007
	Service Vesting	Performance Vesting	Service Vesting	Performance Vesting
Expected term in years	6.5	6.3	6.5	6.4
Expected volatility	37.0%	37.4%	41.4%	40.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	3.3%	5.0%	5.0%
Weighted-average grant date fair value per option	$5.22	$5.22	$4.99	$4.89

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Stock option activity for the Successor was as follows:

	Year Ended December 31, 2008		Nine Months Ended December 31, 2007
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Service-Vesting
Outstanding at beginning of period(1)	3,710,678	$10.00	—	$—
Granted	461,630	12.06	3,803,643	10.00
Exercised	(98,415)	10.00	—	—
Forefeited or expired	(1,087,169)	10.11	(92,965)	10.00

Outstanding at end of period	2,986,724	$10.28	3,710,678	$10.00

Vested and nonvested expected to vest	2,835,404	$10.26	3,339,217	$10.00

Exercisable	1,029,293	$10.01	33,200	$10.00

Performance-Vesting
Outstanding at beginning of period(1)	4,131,604	$10.00	—	$—
Granted	492,310	12.03	4,245,148	10.00
Exercised	(57,496)	10.00	—	—
Forefeited or expired	(1,510,314)	10.08	(113,544)	10.00

Outstanding at end of period	3,056,104	$10.29	4,131,604	$10.00

Vested and nonvested expected to vest	2,223,270	$10.26	3,722,692	$10.00

Exercisable	780,894	$10.00	—	$—

(1)	For the nine months ended December 31, 2007, the period began on March 26, 2007, the date of the Acquisition.

In the fourth quarter of 2008, the Company’s Chief Executive Officer announced his plan to retire from the Company and entered into a Separation Agreement with the Company on November 21, 2008 (the “Separation Date”), resulting in the forfeiture of 759,577 service-vesting stock options and 1,139,366 performance-vesting stock options. Consequently, the Company reversed $1.5 million of expense previously recognized for the service-vesting stock options under the graded vesting method.

Service-vesting and performance-vesting stock options vested and expected to vest at December 31, 2008 had weighted-average remaining contractual lives of 7.5 years and 7.8 years, respectively. The stock options had no aggregate intrinsic value at December 31, 2008.

Service-vesting and performance-vesting stock options exercisable at December 31, 2008 had weighted-average remaining contractual lives of 5.7 years and 6.4 years, respectively. The stock options had no aggregate intrinsic value at December 31, 2008.

The total fair value of stock options vested during the year ended December 31, 2008 and the nine months ended December 31, 2007 was $9.1 million and $0.2 million, respectively. At December 31, 2008, there was $12.2 million of compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table provides additional stock option information for the Successor:

(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007
Intrinsic value of options exercised	$0.4	$—
Cash received from option exercises	0.1	—
Actual tax benefit realized for tax deductions from option exercises	—	—

Hawker Beechcraft, Inc. Employee Equity Investment Plan

On the date of the Acquisition, HBAC (former RA) employees ceased their employment with Raytheon. Accordingly, Raytheon’s obligation for any nonvested restricted stock or stock option awards held by those employees was terminated. The stock purchase agreement provided that the value of these nonvested awards held by the employees at the date of the

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Acquisition would be used to create the Hawker Beechcraft Corporation Retention Program (the “retention program”). Any HBAC employee with nonvested Raytheon restricted stock or stock options became a participant in the retention program at the values assigned in the stock purchase agreement. Retention program amounts vest and are payable in the same proportion, and at the same times, as the Raytheon restricted stock or stock options would have vested.

In addition, certain members of HBAC management were given the opportunity to participate in the Hawker Beechcraft, Inc. Employee Equity Investment Plan (the “Investment Plan”). Under the Investment Plan, participants were provided the opportunity to forego amounts due under the retention program and apply the estimated after-tax amount of the foregone retention program amounts to the acquisition of HBI restricted stock, with the restrictions lapsing at dates corresponding to the vesting dates in the retention program. Members of HBAC management used this funding method to acquire 595,213 shares of restricted stock. Restricted stock awards entitle the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

Restricted stock activity for the Successor was as follows:

	Year Ended December 31, 2008		Nine Months Ended December 31, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period(1)	464,505	$10.00	—	$—
Granted	1,940	12.50	593,273	10.00
Vested	(367,758)	10.01	(128,768)	10.00
Forfeited	—	—	—	—

Nonvested at end of period	98,687	$10.00	464,505	$10.00

(1)	For the nine months ended December 31, 2007, the period began on March 26, 2007, the date of the Acquisition.

In connection with the Separation Agreement discussed above, the vesting of 125,642 shares of restricted stock was accelerated as of the Separation Date, and, accordingly, the Company accelerated the recognition of $0.3 million of expense remaining for these awards.

The total fair value of restricted stock vested during the year ended December 31, 2008 and the nine months ended December 31, 2007 was $3.7 million and $1.3 million, respectively. At December 31, 2008, there was $0.3 million of compensation expense related to nonvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.0 years.

Predecessor

As a wholly-owned subsidiary of Raytheon, RA’s employees participated in Raytheon’s various incentive award plans, including Raytheon’s 2001 Stock Plan, the 1995 Stock Option Plan, the 1991 Stock Plan and the 1976 Stock Option Plan, collectively (“the Plans”). No new grants will be made to HBAC employees under Raytheon’s plans.

In 2004, Raytheon established the Long-Term Performance Plan (“LTPP”), which provided for restricted stock unit awards granted from Raytheon’s 2001 Stock Plan to the Raytheon’s senior leadership, including leadership at RA. These awards vested when specific pre-established levels of performance are achieved over a three-year performance cycle. The Predecessor recognized compensation expense for variable share plans over the performance period based upon the grant date fair market values of the underlying stock as well as the expected achievement of performance levels.

Stock Options

The 2001 Stock Plan and 1995 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price that is not less than 100% of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair value on the date of grant and nonqualified stock options at an exercise price that may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair value on the date of grant.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Stock options granted under the Plans could generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminated 10 years from the date of grant and become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminated 11 years from the date of grant, 10 years and a day if issued in connection with the 1995 Stock Option Plan or as determined by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors of Raytheon if issued under the 2001 Stock Plan.

Stock option activity for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	1,293,301	$43.99	1,792,225	$33.04
Granted	—	—	—	—
Exercised	(166,535)	37.85	(310,175)	30.83
Canceled	(6,107)	57.57	(188,749)	51.26

Oustanding at end of period	1,120,659	$44.83	1,293,301	$43.99

Vested and nonvested expected to vest	1,118,263	$44.86	1,289,303	$44.03

Exercisable	1,090,708	$45.21	1,243,332	$44.49

The total intrinsic value of options exercised in the three months ended March 25, 2007 and the year ended December 31, 2006 was $2.5 million and $4.8 million, respectively. The total fair value of shares vested in the three months ended March 25, 2007 and the year ended December 31, 2006 was $0.2 million and $1.2 million, respectively

Stock option activity related to nonvested shares for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Nonvested at beginning of period	49,969	$8.91	182,928	$8.87
Granted	—	—	—	—
Vested	(19,967)	9.66	(132,959)	8.85
Forfeited	(50)	10.28	—	—

Nonvested at end of period	29,952	$8.41	49,969	$8.91

Restricted Stock

The 2001 Stock Plan provided for the award of restricted stock, restricted stock units and stock appreciation rights. Awards of restricted stock, restricted stock units and stock appreciation rights were made by the MDCC and were compensatory in nature. These awards vested over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitled the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Restricted stock activity for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Options	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	241,562	$41.51	217,058	$34.80
Granted	600	53.18	101,395	46.58
Vested	(1,567)	42.36	(66,699)	20.06
Forfeited	—	—	(10,192)	37.86

Nonvested at end of period	240,595	$41.53	241,562	$41.51

Long-Term Performance Plan

Awards of restricted stock units under the Raytheon’s LTPP were also made from the 2001 Stock Plan. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP were independent of each other and equally weighted, and were based on two metrics: free cash flow, a non-GAAP measure, as defined by Raytheon and total shareholder return (“TSR”) relative to a peer group, both over a three-year period. The performance goals for the 2006 – 2008 LTPP were independent of each other and based on three metrics: free cash flow, as defined, weighted at 50%, return on invested capital (“ROIC”), as defined, weighted at 25%, and TSR relative to a peer group, weighted at 25%. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200% of the target award. In the three months ended March 25, 2007, 52,500 shares of common stock were issued in connection with the vesting of the 2004 – 2006 LTPP awards. The target award outstanding at March 25, 2007 related to 2006 and 2005 was 31,000 and 31,000 units, respectively. Compensation expense for the 2004 – 2006 and 2005 – 2007 awards was recognized over the performance period based on the intrinsic value method. In accordance with SFAS 123(R), compensation expense for the 2006 – 2008 awards was recognized over the performance period based upon the intrinsic value method for the free cash flow and ROIC portions of the award and the binomial method for the TSR portion of the award. Compensation expense for the free cash flow and ROIC portions of the awards was adjusted based upon the expected achievement of those performance goals.

LTPP activity for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	99,500	$37.92	76,000	$33.91
Granted	—	—	31,000	46.04
Increase related to expected performance	28,125	30.87	—	—
Vested	(65,625)	30.87	—	—
Forfeited	—	—	(7,500)	30.87

Outstanding at end of period	62,000	$42.19	99,500	$37.92

17.	Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $31.1 million and $19.8 million for the year ended December 31, 2008 and the nine months ended December 31, 2007, respectively. Advance payments to Spirit for goods not yet received were $10.7 million and $2.4 million at December 31, 2008 and 2007, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an Initial Purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement, and Goldman Sachs Bank USA, formerly Goldman Sachs Capital Markets, L.P., has entered into an interest rate swap with the Company. In December 2008, we paid $0.5 million in fees to Goldman Sachs Credit Partners L.P. for assisting us with the amendment to our credit agreement and are obligated to pay them additional fees in the event we initiate and execute term loan repurchase auctions.

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

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

Related party transactions for the Predecessor periods refer to transactions with Raytheon and its affiliates.

18.	Restructuring Charges

In response to the weakness in the global economy and overall economic outlook, the Company informed employees on October 31, 2008 that workforce reductions (“reduction in force” or “RIF”) would be required as adjustments are made to aircraft production rates. The change in aircraft production reflects anticipation of reduced demand for new aircraft, spares and maintenance services. The RIF was substantially complete by December 31, 2008. The Company recorded a pre-tax charge of $1.0 million in the year ended December 31, 2008 for one-time termination benefits. Cash outlays associated with the RIF totaled $1.0 million for the year ended December 31, 2008. As of December 31, 2008, no reserves were accrued for the RIF.

19.	Commitments and Contingencies

In the normal course of business, HBAC leases equipment, office buildings, and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options. Rent expense for HBAC was $11.9 million and $6.6 million for the year ended December 31, 2008 and the nine months ended December 31, 2007, respectively. RA rent expense was $6.3 million and $24.3 million for the three months ended March 25, 2007 and the year ended December 31, 2006, respectively. Subsequent to the Acquisition, Raytheon retained certain lease obligations that were previously held by RA.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

At December 31, 2008, we had commitments under long-term operating leases requiring approximate annual rental payments as follows:

(In millions)
2009	$7.7
2010	3.9
2011	2.9
2012	2.1
2013	1.8
Thereafter	40.3

Total	$58.7

HBAC has assigned certain leasehold interests to third parties but remains liable to the lessor to the extent the assignee defaults on future lease payments amounting to $23.7 million and $10.9 million at December 31, 2008 and 2007, respectively, extending through 2026.

One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to the Company subject to an option to purchase for a nominal consideration, which the Company may exercise at any time. At the time of the Acquisition, Raytheon held IRBs with an aggregate principal amount of $454.2 million. Raytheon assigned its IRBs to us as part of the Acquisition, and, therefore, we are the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. We record the property on our consolidated statement of financial position, along with a capital lease obligation to repay the proceeds of the IRB. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly, no net debt associated with the IRBs is reflected in our consolidated statement of financial position pursuant to FIN No. 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2008 and 2007, we held IRBs with an aggregate principal amount of $369.3 million and $420.4 million, respectively.

HBAC has committed to construct facilities and purchase equipment under contracts with various third parties. At December 31, 2008 and 2007, future payments of $40.9 million and $6.8 million, respectively, were required under these contracts.

At December 31, 2008 and 2007, HBAC had outstanding commitments of $99.9 million and $46.8 million, respectively, related to services to be provided for its information technology function. In the year ended December 31, 2008 HBAC renewed its information technology contract extending seven years. Minimum annual payments required as of December 31, 2008 were as follows:

(In millions)
2009	$16.8
2010	16.7
2011	17.0
2012	17.3
2013	17.7
Thereafter	14.4

Total	$99.9

HBAC retains liability for losses and expenses for aircraft product liability up to a maximum of $5 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over $5 million per occurrence. Under the purchase agreement relating to the Acquisition, Raytheon has retained liability for product liability claims relating to occurrences after April 1, 2001 until March 26, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve at December 31, 2008 and 2007 was $11.2 million and $7.4 million, respectively, based on management’s estimate of its expected losses not covered by third party insurers. HBAC currently has no offsetting receivable for insurance recovery associated with this estimate.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HBAC issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention, and advance payment obligations of HBAC or its affiliates. Approximately $151.9 million, $89.8 million, and $1.2 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2008, respectively. Approximately $101.0 million, $68.8 million, and $3.8 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2007, respectively.

HBAC is subject to oversight by the FAA. The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect HBAC’s financial position or results of operations, including recovery of its investment in new aircraft.

HBAC, as a defense contractor, is subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional Committees.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes that the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier nonconformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial position, results of operations or cash flows.

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

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against HBAC. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations or cash flows.

20.	Business Segment and Geographic Information

Reportable segments include the following: Business and General Aviation, Trainer Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft. Trainer Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides parts and service support for the in-service aircraft worldwide. For Predecessor periods, the Business and General Aviation and Customer Support segment net sales included sales to parties affiliated with Raytheon, as well as intersegment sales recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Subsequent to the Acquisition, any sales to parties affiliated with Raytheon are reported as external sales. The Trainer Aircraft segment does not have either related party or intersegment sales.

While some working capital accounts are maintained on a segment basis, much of our assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of our productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Segment sales were as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Sales
Business and General Aviation	$2,820.6	$2,211.9	$490.6	$2,246.6
Trainer Aircraft	338.2	266.0	91.2	420.0
Customer Support	522.8	418.8	116.4	551.4
Eliminations	(135.1)	(103.3)	(27.4)	(122.6)

Total	$3,546.5	$2,793.4	$670.8	$3,095.4

There were no sales to affiliated parties for the year ended December 31, 2008 or the nine months ended December 31, 2007. Sales to affiliated parties for the three months ended March 25, 2007 were $17.4 million and $3.1 million for Business and General Aviation and Customer Support, respectively. Sales to affiliated parties for the year ended December 31, 2006 were $59.2 million for Business and General Aviation and $59.4 million for Customer Support.

Intersegment sales for the year ended December 31, 2008, the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively, were $93.2 million, $57.7 million, $13.5 million and $70.7 million for Business and General Aviation. Intersegment sales for Customer Support for those same periods were $41.9 million, $45.6 million, $13.9 million and $51.9 million, respectively.

Segment operating income was as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Operating Income
Business and General Aviation	$24.7	$85.6	$8.9	$134.9
Trainer Aircraft	28.2	14.1	12.2	52.0
Customer Support	82.5	46.0	9.6	30.6
Eliminations	0.1	2.6	0.7	(1.4)

Total	$135.5	$148.3	$31.4	$216.1

Sales by geographic region were as follows:
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
United States	$1,885.4	$1,697.8	$424.2	$2,042.4
Europe	667.9	475.5	109.8	637.4
Latin America	357.8	194.6	30.1	151.9
Other	635.4	425.5	106.7	263.7

Total	$3,546.5	$2,793.4	$670.8	$3,095.4

The country of destination was used to attribute sales to the geographic regions, except for foreign military sales, which are considered U.S. domestic sales.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Long-lived assets by geographic region were as follows:

	December 31,	December 31,
(In millions)	2008	2007
United States	$2,352.6	$2,605.8
Outside United States	3.8	3.0

Total long-lived assets	$2,356.4	$2,608.8

Long-lived assets are defined as total non-current assets less balances related to long-term finance receivables, deferred tax assets and financial instruments. Long-lived assets outside the United States are those held by our foreign affiliates.

21.	Quarterly Results (Unaudited)

The following table provides summarized financial results by quarter:

	Successor
(In millions)	Q4	Q3	Q2	Q1
2008
Sales	$1,158.0	$783.3	$1,028.7	$576.5
Gross profit	145.7	109.0	186.3	83.8
Operating income (loss)	35.3	15.3	86.4	(1.5)
Net income (loss)	(112.3)	(21.2)	24.9	(31.3)

	Successor			Predecessor
	Q4	Q3	Q2	Q1
2007
Sales	$1,221.3	$871.0	$701.1	$670.8
Gross profit	231.9	149.3	42.6	112.2
Operating income (loss)	122.8	62.1	(36.6)	31.4
Net income (loss)	56.6	21.3	(77.1)	10.2

Gross profit for the fourth quarter of 2008 includes a $13.7 million charge recorded to reduce the carrying value of used aircraft inventory to current market value and an $18.0 million charge for foreign currency forward contracts that were discontinued as cash flow hedges. Net income for the fourth quarter of 2008 includes a $110.5 million valuation allowance that was recorded against our U.S. federal deferred tax assets in accordance with SFAS 109. For 2007, Successor periods include the impact of non-recurring purchase accounting adjustments related to inventory and foreign exchange contracts as a result of the Acquisition of $59.9 million, $19.7 million and $25.6 million for the second, third and fourth quarters of 2007, respectively.

22.	Subsequent Event

In response to weakness in the global economy and anticipated reduced aircraft production rates, the Company reduced its workforce by approximately 500 workers in November 2008 and, in early 2009, announced another 2,300 reductions to be completed by the end of the year. These reductions will decrease operating costs in 2009; however, the impact on the Company’s results for the year ended December 31, 2008 was not significant. Refer to Note 18 for additional information about the Company’s November 2008 workforce reductions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

23.	Guarantor Subsidiary Financial Information

HBAC’s obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by HBAC. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following consolidating financial information presents:

•	Condensed Consolidating Statements of Financial Position as of December 31, 2008 and 2007 for the Successor;

•

Condensed Consolidating Statements of Operations for the year ended December 31, 2008 and the nine months ended December 31, 2007 for the Successor and the three months ended March 25, 2007 and the year ended December 31, 2006 for the Predecessor; and

•

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2008 and the nine months ended December 31, 2007 for the Successor and the three months ended March 25, 2007 and the year ended December 31, 2006 for the Predecessor.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION — SUCCESSOR

AS OF DECEMBER 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$370.9	$0.3	$6.4	$—	$377.6
Accounts and notes receivable, net	0.3	98.8	3.9	—	103.0
Intercompany receivables	—	14.6	2.1	(16.7)	—
Unbilled revenue	—	26.4	9.5	—	35.9
Inventories, net	—	1,773.3	9.0	—	1,782.3
Current deferred income tax asset	43.2	—	—	—	43.2
Prepaid expenses and other current assets	42.9	(12.0)	1.6	—	32.5

Total current assets	457.3	1,901.4	32.5	(16.7)	2,374.5

Property, plant and equipment, net	18.4	620.4	3.0	—	641.8
Investment in subsidiaries	2,499.6	—	—	(2,499.6)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,048.8	0.7	—	1,049.5
Non-current deferred income tax asset	113.6	(22.0)	—	—	91.6
Other assets, net	55.1	10.3	—	—	65.4

Total assets	$3,144.0	$4,158.5	$36.2	$(2,516.3)	$4,822.4

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$—	$—	$—	$126.6
Current portion of industrial revenue bonds payable (receivable)	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	505.8	1.6	—	507.4
Accounts payable	67.0	346.0	3.3	(12.0)	404.3
Accrued salaries and wages	—	55.0	1.6	—	56.6
Current deferred income tax liability	72.4	—	—	—	72.4
Accrued interest payable	25.3	0.6	—	—	25.9
Other accrued expenses	(9.6)	274.5	15.4	—	280.3

Total current liabilities	204.9	1,258.7	21.9	(12.0)	1,473.5

Long-term debt	2,364.2	—	—	—	2,364.2
Industrial revenue bonds payable (receivable)	(292.5)	292.5	—	—	—
Intercompany loan	307.3	(312.0)	9.4	(4.7)	—
Accrued retiree benefits and other long-term liabilities	26.3	424.6	—	—	450.9
Non-current deferred income tax liability	84.1	—	—	—	84.1

Total liabilities	2,694.3	1,663.8	31.3	(16.7)	4,372.7

Total equity	449.7	2,494.7	4.9	(2,499.6)	449.7

Total liabilities and equity	$3,144.0	$4,158.5	$36.2	$(2,516.3)	$4,822.4

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION — SUCCESSOR

AS OF DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$558.1	$0.7	$10.7	$—	$569.5
Accounts and notes receivable, net	1.1	73.6	5.6	—	80.3
Intercompany receivables	0.5	2.1	4.0	(6.6)	—
Unbilled revenue	—	19.8	4.3	—	24.1
Inventories, net	—	1,282.2	7.1	—	1,289.3
Current deferred income tax asset	4.2	42.7	1.0	—	47.9
Prepaid expenses and other current assets	—	59.5	1.0	—	60.5

Total current assets	563.9	1,480.6	33.7	(6.6)	2,071.6

Property, plant and equipment, net	15.9	636.9	2.9	—	655.7
Investment in subsidiaries	2,916.8	—	—	(2,916.8)	—
Goodwill	—	716.0	—	—	716.0
Intangible assets, net	—	1,118.2	—	—	1,118.2
Other assets, net	64.8	48.8	0.1	—	113.7

Total assets	$3,561.4	$4,000.5	$36.7	$(2,923.4)	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$69.6	$—	$—	$—	$69.6
Current portion of industrial revenue bonds payable (receivable)	(87.0)	87.0	—	—	—
Advance payments and billings in excess of costs incurred	—	540.0	1.2	—	541.2
Accounts payable	58.8	286.8	4.9	(26.8)	323.6
Accrued salaries and wages	4.3	55.9	0.3	—	60.5
Accrued interest payable	23.5	1.9	—	—	25.4
Other accrued expenses	(44.3)	203.9	9.1	—	168.7

Total current liabilities	24.9	1,175.5	15.5	(26.8)	1,189.0

Long-term debt	2,377.2	0.1	—	—	2,377.3
Industrial revenue bonds payable (receivable)	(333.3)	333.3	—	—	—
Intercompany loan	477.1	(499.2)	1.9	20.2	—
Accrued retiree benefits and other long-term liabilities	15.7	87.3	—	—	103.0
Non-current deferred income tax liability	(4.6)	6.1	—	—	1.5

Total liabilities	2,557.0	1,103.1	17.4	(6.6)	3,670.8

Total equity	1,004.4	2,897.5	19.3	(2,916.8)	1,004.4

Total liabilities and equity	$3,561.4	$4,000.5	$36.7	$(2,923.4)	$4,675.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — SUCCESSOR

FOR THE YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,683.7	$83.3	$(220.5)	$3,546.5
Cost of sales	—	3,172.7	69.5	(220.5)	3,021.7

Gross profit	—	511.0	13.8	—	524.8

Selling, general and administrative expenses	1.1	274.0	4.0	—	279.1
Research and development expenses	—	110.2	—	—	110.2

Operating income (loss)	(1.1)	126.8	9.8	—	135.5

Intercompany interest expense (income), net	15.6	(16.5)	0.9	—	—
Interest expense (income), net	184.7	13.0	(0.3)	—	197.4
Other income, net	—	(1.0)	(1.4)	—	(2.4)
Equity (income) loss in subsidiaries	(23.8)	—	—	23.8	—

Non-operating expense (income), net	176.5	(4.5)	(0.8)	23.8	195.0

Income (loss) before taxes	(177.6)	131.3	10.6	(23.8)	(59.5)

Provision for (benefit from) income taxes	(37.7)	113.9	4.2	—	80.4

Net income (loss)	$(139.9)	$17.4	$6.4	$(23.8)	$(139.9)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — SUCCESSOR

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,759.1	$53.3	$(19.0)	$2,793.4
Cost of sales	(0.1)	2,344.4	44.3	(19.0)	2,369.6

Gross profit	0.1	414.7	9.0	—	423.8

Selling, general and administrative expenses	0.1	200.1	5.2	—	205.4
Research and development expenses	—	70.1	—	—	70.1

Operating income	—	144.5	3.8	—	148.3

Intercompany interest expense (income), net	14.9	(14.9)	—	—	—
Interest expense (income), net	133.6	18.9	(0.2)	—	152.3
Other expense, net	—	0.2	0.8	—	1.0
Equity (income) loss in subsidiaries	(103.4)	—	—	103.4	—

Non-operating expense, net	45.1	4.2	0.6	103.4	153.3

Income (loss) before taxes	(45.1)	140.3	3.2	(103.4)	(5.0)

Provision for (benefit from) income taxes	(45.9)	38.7	1.4	—	(5.8)

Net income (loss)	$0.8	$101.6	$1.8	$(103.4)	$0.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — PREDECESSOR

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$657.0	$13.8	$—	$670.8
Cost of sales	—	544.0	14.6	—	558.6

Gross profit	—	113.0	(0.8)	—	112.2

Selling, general and administrative expenses	0.4	58.2	0.9	—	59.5
Research and development expenses	—	21.3	—	—	21.3

Operating income (loss)	(0.4)	33.5	(1.7)	—	31.4

Intercompany interest expense (income), net	(6.4)	22.2	—	—	15.8
Interest expense (income), net	(7.5)	6.6	—	—	(0.9)
Other expense (income), net	—	(0.2)	0.1	—	(0.1)
Equity (income) loss in subsidiaries	(1.2)	—	—	1.2	—

Non-operating expense (income), net	(15.1)	28.6	0.1	1.2	14.8

Income (loss) before taxes	14.7	4.9	(1.8)	(1.2)	16.6

Provision for income taxes	4.5	1.9	—	—	6.4

Net income (loss)	$10.2	$3.0	$(1.8)	$(1.2)	$10.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,046.9	$48.5	$—	$3,095.4
Cost of sales	—	2,527.7	57.4	—	2,585.1

Gross profit	—	519.2	(8.9)	—	510.3

Selling, general and administrative expenses	—	206.4	4.6	—	211.0
Research and development expenses	—	83.2	—	—	83.2

Operating income (loss)	—	229.6	(13.5)	—	216.1

Intercompany interest expense (income), net	(39.6)	131.2	—	—	91.6
Interest expense (income), net	(93.3)	78.8	(0.1)	—	(14.6)
Other expense (income), net	0.1	(1.5)	(0.1)	—	(1.5)
Equity (income) loss in subsidiaries	(0.2)	—	—	0.2	—

Non-operating expense (income), net	(133.0)	208.5	(0.2)	0.2	75.5

Income (loss) before taxes	133.0	21.1	(13.3)	(0.2)	140.6

Provision for income taxes	42.9	7.6	—	—	50.5

Net income (loss)	$90.1	$13.5	$(13.3)	$(0.2)	$90.1

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — SUCCESSOR

FOR THE YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$106.0	$(165.3)	$(9.7)	$—	$(69.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.4)	(67.4)	(1.4)	—	(70.2)
Additions to computer software	—	(4.0)	(0.7)	—	(4.7)
Proceeds from sale of fuel and line operations, net	123.6	—	—	—	123.6
Proceeds from sale of property, plant and equipment	—	1.4	—	—	1.4

Net cash provided by (used in) investing activities	122.2	(70.0)	(2.1)	—	50.1

Cash flows from financing activities:
Payment of notes payable	(157.3)	—	—	—	(157.3)
Payment of term loan	(13.0)	—	—	—	(13.0)
Industrial revenue bond receipts (payments)	87.0	(87.0)	—	—	—
Net borrowings from (repayments to) Parent	(329.4)	321.9	7.5	—	—

Net cash provided by (used in) financing activities	(412.7)	234.9	7.5	—	(170.3)

Effect of exchange rates on cash and cash equivalents	(2.7)	—	—	—	(2.7)

Net decrease in cash and cash equivalents	(187.2)	(0.4)	(4.3)	—	(191.9)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$370.9	$0.3	$6.4	$—	$377.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — SUCCESSOR

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(48.5)	$614.3	$13.4	$—	$579.2

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(15.9)	(44.0)	(1.4)	—	(61.3)
Acquisition of business, net of cash acquired	(3,216.5)	—	—	—	(3,216.5)
Proceeds from sale of business	2.5	—	—	—	2.5
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Additions to computer software	—	(5.1)	—	—	(5.1)

Net cash used in investing activities	(3,229.9)	(49.0)	(1.4)	—	(3,280.3)

Cash flows from financing activities:
Equity contributions	976.7	—	—	—	976.7
Issuance of long-term debt	2,400.0	—	—	—	2,400.0
Debt issuance costs	(72.0)	—	—	—	(72.0)
Payment of notes payable	(24.4)	—	—	—	(24.4)
Payment of term loan	(9.7)	—	—	—	(9.7)
Industrial revenue bond receipts (payments)	88.8	(88.8)	—	—	—
Net borrowings from (repayments to) Parent	477.1	(475.8)	(1.3)	—	—

Net cash provided by (used in) financing activities	3,836.5	(564.6)	(1.3)	—	3,270.6

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase in cash and cash equivalents	558.1	0.7	10.7	—	569.5
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$558.1	$0.7	$10.7	$—	$569.5

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — PREDECESSOR

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(133.2)	$28.8	$(2.9)	$—	$(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(26.2)	—	—	(26.2)
Additions to computer software	—	(1.1)	—	—	(1.1)

Net cash used in investing activities	—	(27.3)	—	—	(27.3)

Cash flows from financing activities:
Net transfers from Raytheon	117.4	—	—	—	117.4

Net cash provided by financing activities	117.4	—	—	—	117.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(15.8)	1.5	(2.9)	—	(17.2)
Cash and cash equivalents at beginning of period	18.5	1.6	5.8	—	25.9

Cash and cash equivalents at end of period	$2.7	$3.1	$2.9	$—	$8.7

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$320.5	$48.2	$1.0	$—	$369.7

Cash flows from investing activities:
Expenditures for property, plant, and equipment	—	(46.0)	(0.1)	—	(46.1)
Proceeds from sales of property, plant and equipment	—	0.8	—	—	0.8
Additions to computer software	—	(1.7)	—	—	(1.7)

Net cash used in investing activities	—	(46.9)	(0.1)	—	(47.0)

Cash flows from financing activities:
Net transfers to Raytheon	(323.8)	—	—	—	(323.8)

Net cash used in financing activities	(323.8)	—	—	—	(323.8)

Effect of exchange rates on cash and cash equivalents	1.3	—	—	—	1.3

Net increase (decrease) in cash and cash equivalents	(2.0)	1.3	0.9	—	0.2
Cash and cash equivalents at beginning of period	20.5	0.3	4.9	—	25.7

Cash and cash equivalents at end of period	$18.5	$1.6	$5.8	$—	$25.9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Not applicable. Because our management was not required to, and did not, file an annual report on internal control over financial reporting pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 for the prior fiscal year, it did not perform an evaluation, pursuant to Rule 13(a) or 15(d), of any change in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Management Incentive Plan Payments to Named Executive Officers

On February 19, 2009, the Compensation Committee and the Board of Directors approved the following payments under the Management Incentive Plan (“MIP”) to its named executive officers:

Executive Officer	MIP Target Award Level (% of Base Salary)	Actual MIP Award ($)	MIP Payout Based on Performance Achieved (% of Target Award)	Actual MIP Payout Based on Performance Achieved (% of Base Salary)
James E. Schuster	100%	$154,800	24.6%	24.6%
Sidney E. Anderson(1)	N/A	N/A	N/A	N/A
James K. Sanders(2)	75%	$72,400	35.1%	26.3%
Bradley A. Hatt	50%	$55,500	35.1%	17.6%
Sharad B. Jiwanlal	50%	$43,600	35.1%	17.6%
Edgar R. Nelson	50%	$47,100	35.1%	17.6%
Giap Thanh-Nguyen	60%	$73,700	35.1%	21.1%

(1)	Mr. Anderson was paid a bonus of $60,000 for 2008 in lieu of his participation in the Management Incentive Plan.
(2)	Mr. Sanders’ 2008 Management Incentive Plan award was calculated using his total annual base salary under his Employment Agreement as Chief Financial Officer, which was terminated as a result of his resignation as Chief Financial Officer.

Amendment of Separation Agreement for Mr. James E. Schuster

On February 19, 2009, the Board of Directors approved an Amended and Restated Separation Agreement for Mr. James E. Schuster, CEO. The amendment provides for an additional payment to Mr. Schuster of $66,300, representing the amount of 2008 MIP payout he would have earned if the Company had achieved 90% of the EBITDA target for 2008. The payment of this amount is to be made at the end of the Transition Period, as defined in the Separation Agreement, and is contingent upon his serving through the Transition Period, and the Board of Directors’ determination that it is satisfied with Mr. Schuster’s performance during the Transition Period. The Separation Agreement and the Amended and Restated Separation Agreement are being filed as exhibits to this Annual Report on Form 10-K.

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

Name	Age	Title
James E. Schuster	55	Director, President and CEO
Sidney E. Anderson	50	Vice President and CFO
William E. Brown	46	President, Global Customer Support and Service - HBC
Bradley A. Hatt	48	President, Commercial Aircraft Sales - HBC
Dominique Hedon	58	Senior Vice President, Product and Program Management - HBC
Sharad B. Jiwanlal	54	Vice President, Human Resources - HBC
Gail E. Lehman	49	Vice President, General Counsel and Corporate Secretary
James I. Maslowski	65	Vice President, Government Business
Charles D. Mayer	49	Vice President, Marketing - HBC
Giap Thanh Nguyen	48	Senior Vice President, Operations
Edward P. Petkus	50	Vice President, Product Development and Engineering - HBC
Brian Barents	65	Director
Donald G. Cook	62	Director
John F.X. Daly	43	Director
David R. Hirsch	34	Director
Sanjeev K. Mehra	50	Director and Chairman of the Board
Leo F. Mullin	66	Director
Nigel S. Wright	45	Director

Under the Amended and Restated Shareholders Agreement among GS Capital Partners VI, L.P. and several of its affiliates (which we refer to collectively as the “GS entities”), Onex Partners II LP and several of its affiliates (which we refer to collectively as the “Onex entities”) and management shareholders of HBI, including the named executive officers, the parties to the Amended and Restated Shareholders Agreement have agreed to take such actions as are necessary so that the Board of Directors of HBI will consist of eight directors, including the following:

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

In addition, the Amended and Restated Shareholders Agreement also requires that the Chairman of the Board of HBI be a U.S. citizen who is eligible to be issued the requisite DoD security clearance and cannot be an Onex director. The Amended and Restated Shareholders Agreement also contains provisions limiting the Onex directors’ access to classified information and export control information, except as permitted by applicable law and regulations.

As a private company whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. However, the rules of the SEC require us to disclose which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have two directors, General Barents and General Cook, who would be considered independent within the definitions of either the New York Stock Exchange or the NASDAQ Stock Market. One of our directors, Mr. Schuster, is our Chief Executive Officer. Another of our directors, Mr. Mullin, has a consulting arrangement with Goldman Sachs. The remaining directors are employed by HBI’s principal shareholders.

Management/Director Biographies

James E. Schuster has served as an HBI director and as our President and Chief Executive Officer since March 2007. Mr. Schuster served from 2001 to March 2007 as Chairman and Chief Executive Officer of Raytheon Aircraft Company. From September 1999 to 2001, Mr. Schuster served as President of Raytheon Company’s Aircraft Integration Systems (AIS). Prior to his employment at Raytheon, Mr. Schuster served as Executive Vice President of MagneTek Inc. and President of their motors and generators division. Mr. Schuster serves on the Board of Directors of the General Aviation Manufacturers Association. He is a fellow of the United Kingdom’s Royal Aeronautical Society. On November 20, 2008, Mr. Schuster announced his intention to retire from the Company.

Sidney E. Anderson has been our Vice President and Chief Financial Officer since November 2008 and joined the Company in October 2008. Prior to joining Hawker Beechcraft, Mr. Anderson served as Vice President, Finance and Treasury of United Technologies Corp. – Hamilton Sundstrand division since 2005. For more than three years prior to 2005, he led the finance organization as the finance executive for Flight Systems & Service, a business unit of Hamilton Sundstrand. During the period of 2004 – 2005, he also attained an MBA from the Sloan School of Business at MIT through the MIT Sloan Fellows program.

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

Dominique Hedon has been our Senior Vice President – Product and Program Management since joining the Company in June 2008. Mr. Hedon was previously employed by Snecma Group – Safran Group for five years, where he held positions of increasing responsibility, including Executive Vice President – Strategy and Development and Executive Vice President – Aircraft Equipment Branch. Prior to that, he was Vice President and General Manager, Commercial Engines for Honeywell Aerospace in Phoenix, Arizona, and held senior level positions in the Snecma Group and at the Delegation Generale pour l’armament (DG).

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

Charles D. Mayer has been our Vice President of Marketing since joining the Company in March 2008. Mr. Mayer’s previous employment includes positions of increasing responsibility in marketing, media and advertising for Maserati North America from January 2004 through February 2008; marketing communications and brand strategy for Jaguar Cars North America from 2002 to 2004; and from 1993 to 2001, he held senior executive positions with automotive and advertising industry companies, including D’Arcy Advertising and Saab Automobile AB.

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

Edward P. Petkus has been our Vice President – Product Development and Engineering since February 2009 and was our (acting) Vice President – Product Development and Engineering from November 2008 to February 2009. Mr. Petkus joined the Company in May 2007. Mr. Petkus was with Boeing for 16 years prior to joining the Company, most recently as Director, 787 Airplane Development, where he led the 787 program development team responsible for requirements, configuration development, airplane level analyses, environmental impact and reliability/maintainability.

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

David R. Hirsch has been a director of HBI since March 2007. Mr. Hirsch is a Principal at Onex Corporation, which he joined in 2003. Mr. Hirsch previously worked at JPMorgan Partners and CIBC World Markets. Mr. Hirsch also serves on the boards of directors of SITEL Worldwide Corporation and CEI Holdings Inc.

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

Leo F. Mullin has been a director of HBI since March 2007. Mr. Mullin retired from Delta Air Lines as Chairman in April 2004, after having served as Chief Executive Officer of Delta from 1997 to 2003. Delta Air Lines declared bankruptcy in September 2005, and emerged from bankruptcy in April 2007. Since 2004, Mr. Mullin has been serving as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. In that capacity, he serves on the boards of Euramax Holdings, Cooper Standard Automotive, and Educational Management Corporation. In his advisory capacity to Goldman Sachs Capital Partners, Mr. Mullin also served on the board of Alltel until its acquisition by Verizon in January 2009 when Goldman Sachs Capital Partners divested its ownership of Alltel. He is also a director of Johnson & Johnson and ACE Limited. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995.

Nigel S. Wright has been a director of HBI since March 2007. Mr. Wright is a Managing Director of Onex Corporation, which he joined in 1997. Prior to joining Onex, Mr. Wright was a partner at the law firm of Davies, Ward & Beck, where he practiced mergers and acquisitions and securities law. He worked previously for approximately three years in the policy unit of the Canadian Prime Minister’s office. Mr. Wright also serves on the board of directors and compensation committee of Spirit AeroSystems Holdings, Inc. Mr. Wright is a former director and officer of Magnatrax Corporation. Magnatrax Corporation declared bankruptcy in May 2003 while Mr. Wright was a director. Magnatrax Corporation emerged from bankruptcy protection in January 2004.

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

•	cash compensation of $12,500 per quarter; and

•

an option to purchase the number of HBI common shares that will result in an aggregate exercise price of $100,000, based on the fair market value per share of the underlying stock at the date of grant;

•	an opportunity to make an irrevocable election annually on or before December 31 to take up to 100% of their cash compensation in equivalent shares of HBI common stock; and

•	an opportunity to make an irrevocable election annually to defer up to 50% of their cash compensation and earn a 4% company matching contribution in a deferred compensation plan.

In addition, each director who is not our employee or an employee of the GS entities, the Onex entities, or their respective affiliates and who also serves as a Chairperson for the Audit Committee of the Board of Directors of HBI will receive an additional $1,250 per quarter.

Director Compensation Table – 2008

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Leo F. Mullin	$55,000	$47,171	$102,171
Donald G. Cook	50,000	48,874	98,874
Brian Barents	50,000	48,874	98,874
Sanjeev K. Mehra	—	—	—
Nigel S. Wright	—	—	—
John F.X. Daly	—	—	—
David R. Hirsch	—	—	—

(1)	During 2008, Mr. Mullin and General Barents elected to receive all of their compensation in shares of HBI common stock. General Cook elected to receive 60% of his compensation in shares of HBI common stock, and he deferred 40% of his compensation or $20,000. To determine the amount of equity to be converted into HBI common stock shares from the amounts earned by each director, on a quarterly basis, the amount of fees earned by each director, and designated to be paid in shares, was divided by the fair market value per share for the quarter for which the fees were earned, as determined by the HBI Board of Directors. The numbers of shares of common stock issued to each director for 2008 services as directors were: Mr. Mullin, 4,675 shares, General Barents, 4,250 shares, and General Cook, 2,550 shares. There are no vesting requirements applicable for such shares.
(2)	The amounts shown for option awards relate to stock options granted under HBI’s 2007 Stock Option Plan. These amounts are equal to the dollar amounts recognized in 2008 with respect to the Directors’ stock options for financial reporting purposes, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures related to service-based vesting conditions. The assumptions used in determining the amounts in this column are set forth in Note 16 to our consolidated financial statements included in this report. The grant date fair value of the option awards granted in 2007 to Mr. Mullin, General Cook and General Barents, computed in accordance with SFAS 123(R), was $40,200, $41,700 and $41,700, respectively. The grant date fair value of the option awards granted in 2008 to Mr. Mullin, General Cook and General Barents, computed in accordance with SFAS 123(R), was $36,640, $37,280 and $37,280, respectively. At December 31, 2008, the numbers of shares underlying stock options granted in 2008 to Mr. Mullin, General Cook and General Barents were 8,000 shares, 8,000 shares and 8,000 shares, respectively, at an exercise price of $12.50 per share. Such options will vest on March 23, 2009, August 3, 2009 and August 3, 2009, respectively. As of December 31, 2008, Mr. Mullin, General Cook and General Barents each had an aggregate number of 18,000 options outstanding, and held an aggregate number of HBI shares in the amounts of 54,675, 2,550, and 4,250, respectively.

Code of Conduct

Hawker Beechcraft has adopted a Business Ethics and Compliance (the “Code of Conduct”), which is applicable to all employees, officers and directors of the Company, including the Chairman and Chief Executive Officer, the Vice President and Chief Financial Officer and the Vice President and Controller. Our Code of Conduct is posted on our website at www.hawkerbeechcraft.com. A copy of the Code of Conduct may be obtained, without charge, by contacting our Ethics Office at 316.676.8312 or by writing to Hawker Beechcraft Corporation, 10511 E. Central, Wichita, KS 67206. The information contained in our website is expressly not incorporated by reference into this Annual Report on Form 10-K, and the reference to our website address is intended to be a textual reference only.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to our executive officers listed in the Summary Compensation Table that follows this discussion. We sometimes refer to these executive officers as our “named executive officers” or “NEOs.” In addition, unless the context indicates otherwise, the term “we” refers collectively to Hawker Beechcraft, Inc. (“HBI”), Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Corporation (“HBC”).

The following provides a brief overview of the more detailed disclosure set forth in this Compensation Discussion and Analysis:

•

The Compensation Committee of our Board of Directors is responsible for administering our compensation program and makes compensation decisions regarding our executive officers upon recommendation from the Chief Executive Officer (“CEO”) and the Vice President of Human Resources, except in the case of CEO compensation. Decisions regarding CEO compensation are made by the Compensation Committee without consultation with management.

•

The objectives of our executive compensation program are to: (i) attract and retain talented highly-skilled executives; (ii) pay according to performance; (iii) align executive and equity holder interests; and (iv) provide an incentive for long-term continued employment with the Company.

•

Our executive compensation consists primarily of: (i) a base annual salary; (ii) incentive-based compensation; and (iii) long-term equity awards. We provide only limited perquisites to certain executive officers.

•

We established a pay-for-performance environment by linking short-term incentive-based compensation to the achievement of financial and non-financial goals. The level of achievement of these goals for 2008 resulted in an incentive award payout of 35.1% of target for participating named executive officers other than Mr. Schuster. The incentive award payout for Mr. Schuster was 24.6%.

•	None of the named executive officers (as defined in the “Summary Compensation Table”) received an increase to base annual salary during 2008.

•

Our executive officers are encouraged to make substantial investments in ownership of common shares of our parent company, HBI, at the fair value of those common shares for the quarter in which each investment is made. These investments are accompanied by grants of stock options to the executive officers at the time of purchase. We view these investments and equity positions as a significant alignment of management and shareowner interests.

•	The Compensation Committee evaluates the performance of our CEO and the other named executive officers.

•	We believe that our compensation program successfully achieves its objectives.

2008 COMPENSATION

Management Overview

A number of changes occurred at the executive officer level of Hawker Beechcraft Corporation during 2008:

•

Mr. Sanders announced his resignation as CFO on October 13, 2008. Mr. Sanders’ resignation became effective on November 7, 2008, and the new CFO, Sidney E. Anderson, was appointed on that same date. On December 18, 2008, Mr. Sanders terminated his Employment Agreement with HBC, although he remains employed by us as a Vice President of Finance.

•	On October 28, 2008, Mr. Nelson, our Senior Vice President, Product Development and Engineering, announced his intention to retire effective December 1, 2008.

•

On November 20, 2008, Mr. Schuster announced that he will retire from his position as CEO. Mr. Schuster signed a Separation Agreement on November 21, 2008 which, among other things, terminated his Employment Agreement with HBC and provided that he would remain CEO for a transition period, until his successor is chosen or until such time as the Board of Directors deems the transition period should terminate.

In addition, throughout the year, the Board and management strengthened the leadership team of the Company by adding significant external talent and restructuring roles and responsibilities to focus our teams on cost reduction and operational improvement.

Role and Responsibilities

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for all decisions regarding our executive compensation philosophy and strategy. It is the Committee’s intent that all compensation and benefits provided to our executives be reasonable, fair and competitive. The Committee is charged with the authority and responsibility to approve all executive compensation, equity programs and benefits matters.

The Committee makes all final decisions in setting the compensation for our named executive officers and other members of our Senior Leadership Team, the group of individuals that reports to the CEO. The Committee is also responsible for approving equity award grants for all employees. These decisions, other than decisions involving the compensation of our CEO, are based on recommendations made by the CEO and our Vice President of Human Resources. The CEO’s compensation is determined solely by the Committee. The Committee uses its discretion and judgment in accepting or modifying the recommendations of the CEO and our Vice President of Human Resources in making its final decisions regarding compensation.

In setting executive compensation levels, the Committee does not engage in formal benchmarking against a specific list of peer group companies, but the Committee does consider general market data on compensation paid to executives with similar responsibilities at comparable companies in the geographical region and aerospace industry, as well as companies of similar size and operations. We also use general salary comparison data, such as that available through Organization Resource Counselors (ORC Worldwide), to evaluate the reasonableness of our compensation program. Finally, in making individual executive compensation decisions, the Committee evaluates each executive’s scope of responsibility, expected contributions to financial and non-financial performance, and breadth of experience in determining appropriate compensation levels. In addition, for new executives joining the Company, historical compensation data for each such executive is taken into consideration, including base salary, annual and long-term incentive compensation, and equity ownership.

Compensation Objectives

The compensation paid or awarded to our named executive officers for 2008 was designed to meet the following objectives:

•	Provide compensation that enables us to attract and retain highly-skilled executives. We refer to this objective as “competitive compensation.”

•	Create a compensation structure that, in large part, is based on the achievement of formally established performance goals. We refer to this compensation as “performance incentives.”

•	Provide long-term incentives to align executive and equity holder interests. We refer to this objective as “stakeholder incentives.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

Elements of Our Compensation Program for Named Executive Officers

Our compensation objectives are achieved by using the following elements in our compensation program for named executive officers:

Element of Compensation Program	Employees Covered	Description	Key Objectives Promoted
Base Salary	All salaried employees	Fixed annual compensation paid in accordance with our regular payroll procedures during the year.	• Competitive Compensation • Retention Incentives

Management Incentive Plan (“MIP”)	Approximately 200 employees	Variable cash bonuses (annual incentives) based on performance against pre-established goals over the fiscal year.	• Competitive Compensation • Performance Incentives

Stock Options	Approximately 75 employees	Right to purchase common stock at a set price for a period of time after the right vests.	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives
Other Compensation Elements
HBC Retirement Income Plan for Salaried Employees	All salaried employees who were hired prior to January 1, 2007	Company funded defined benefit retirement plan provided to all salaried employees; the amount of the benefit depends on an employee’s years of service with the Company and annual compensation.	• Competitive Compensation • Retention Incentives

HBC Savings and Investment Plan	All employees	A 401(k) retirement savings plan that enables employees to defer a portion of their compensation with a Company matching contribution of up to 4% of an employee’s eligible compensation.	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives

HBC Retirement Income Savings Feature within the HBC Savings and Investment 401(k) Plan	All salaried employees who were hired after January 1, 2007	Company funded defined contribution retirement plan; the amount of the benefit depends on the employee’s age and years of service with the Company.	• Competitive Compensation • Retention Incentives

Element of Compensation Program	Employees Covered	Description	Key Objectives Promoted
HBC Excess Pension Plan	Retirees that exceed Internal Revenue Service guidelines regarding the defined benefit pension plan	An excess benefit plan as defined in Section 3(36) of ERISA and a nonqualified, unfunded plan designed to provide supplemental retirement benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA.	• Competitive Compensation • Retention Incentives

Hawker Beechcraft Excess Savings and Deferred Compensation Plan	29 employees participate, 4 NEOs participate	A nonqualified deferred compensation plan that enables executives to defer up to 50% of base salary and up to 90% of annual MIP award. The Company provides a matching contribution equal to a maximum of 4% of an employee’s eligible compensation.	• Competitive Compensation • Retention Incentives

Benefits	All employees	Health, life and disability insurance benefits.	• Competitive Compensation • Retention Incentives

Perquisites	All named executive officers (unless otherwise noted)	Personal benefits provided to executives, such as personal use of corporate aircraft (Messrs. Schuster, Anderson and Hatt), home security systems (Messrs. Schuster and Hatt), payment of executive life insurance (for NEOs other than Mr. Nguyen), excess liability premiums, and executive physicals.	• Competitive Compensation

Our Target Pay Mix

The total compensation package for our executive officers consists of base salary, incentive-based compensation, long-term equity awards, and benefits. In determining the target level of compensation and compensation opportunities, we consider market practice, business objectives, expectations of our shareowners, and our own subjective assessment of individual executives’ performance, growth and future potential.

We have chosen a target mix of base salary and annual and long-term incentive opportunities that generally reflects our targeted performance, with actual pay mix varying based on the performance of our company and of the individual. Peer company practices will continue to be monitored as one reference point as we make decisions regarding target pay. However, we will also continue to make strategic decisions based on our unique business objectives, which may differ from common peer company practices.

Factors Considered in Making Compensation Decisions

Actual compensation levels are a function of company and individual performance as described under each specific compensation element below. When making pay decisions, the Committee considers the competitiveness of individual elements of compensation as well as the aggregate sum of base salary, annual incentives and the expected value of long-term incentives (determined at grant) for an executive officer. The Committee may also consider salary increase history, past bonus awards and past equity awards as context in understanding year-to-year changes in compensation and retention effect of prior awards. Under the Management Incentive Plan, initial award amounts are determined based on a comparison of actual performance to pre-established criteria. The Committee retains the discretion to decrease the size of individual awards in situations where an executive officer’s individual performance falls below expectations. Final decisions on any major element of compensation, as well as total compensation for executive officers, are made by the Committee.

The compensation program is generally applied consistently to NEOs. Exceptions related to CEO compensation are noted throughout this Compensation Discussion and Analysis.

Chief Executive Officer Compensation

The Committee establishes performance objectives for the CEO based on our annual business plan and long-term strategic goals approved by the Board of Directors. The Committee evaluates the CEO’s performance against these goals annually. The Committee also considers market data, comparisons of our performance to our peers, and strategic achievements during the year. Based on these factors, the Committee makes recommendations concerning base salary increases, targets under the MIP and annual incentive award payments. The Committee holds regularly-scheduled executive sessions to discuss CEO performance and compensation, as well as other matters, without any executive officers present. The Committee seeks Board of Director input and approval for certain decisions relating to CEO compensation.

Other Named Executive Officer Compensation

The Committee approves base salary increases, MIP targets and payouts, and awards under the Long-Term Incentive Program and similar arrangements for the other named executive officers after receiving recommendations from our CEO (with input from the Vice President—Human Resources). The Committee makes the final decision and approves compensation decisions for all of our named executive officers.

Base Salaries

We provide each of our executive officers with a base salary commensurate with his or her level of expertise and contributions to the Company in relation to comparable positions in the marketplace. The base salaries for those named executive officers that were employees of Raytheon prior to the Acquisition largely reflect the base salaries in existence prior to the Acquisition, with some adjustments based upon increased responsibilities and/or performance and elimination of executive allowances in certain cases. With respect to executives hired subsequent to the Acquisition, base salary reflects input from the CEO, the Vice President of Human Resources and the Committee, based on prior employment history and job responsibilities. Individual salary amounts are not objectively determined, but instead reflect the final judgment of the Committee, after taking into account management’s recommendation with respect to each executive’s expected contributions to the Company, experience and other factors, including any retention concerns and internal equity considerations. The base annual salary of each executive officer is reviewed annually and may be adjusted from time to time to recognize individual performance, promotion, competitive compensation issues, retention requirements, as well as internal equity and other subjective factors.

None of the named executive officers received a base salary increase during 2008.

2008 Management Incentive Plan Award

We established the 2008 Management Incentive Plan (“2008 MIP”) to align executive pay with overall company performance. The plan provides an award target amount for each of our named executive officers based on a percentage of their salary. The target award levels for Mr. Schuster and Mr. Sanders are as specifically set forth in their Employment Agreements and these target levels and the salaries set forth in their Employment Agreements will govern for 2008 notwithstanding that the Employment Agreements are terminated. Individual award targets for the other named executive officers are based on the executive’s level of responsibility within the organization and are approved by the Board of Directors. Mr. Anderson did not participate in the 2008 MIP, but instead will receive an award of $60,000. The individual base salaries and award targets for 2008 are set forth in the chart below (towards the end of this section), which also details the actual payout to the named executive officers under the 2008 MIP.

The plan provides for award payments based on the achievement of certain corporate financial performance and non-financial measures. The determination of awards for the named executive officers other than Mr. Schuster is based, on a purely formulaic basis, on achievement of these performance measures. The award for Mr. Schuster is determined based on achievement of the financial and non-financial measures as well as specific performance metrics as described below.

The corporate financial measures (“Performance Measures”) utilized in 2008 along with the weighting, description, and achievement percentage of each measure were as follows (the applicable measurement period for all measures was January 1, 2008 through December 31, 2008):

Target Weighting	Performance Measure	Description	Achievement
35%	EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for significant non-recurring and transitional items including: (i) one-time transition expenses associated with establishing certain functions previously provided by Raytheon, (ii) the non-recurring impact of purchase accounting, (iii) severance and other related charges associated with reducing the size of the organization and charges related to rescheduling previously planned material receipts, and (iv) non-cash compensation expense. We selected this measure because it indicates our ability to control expenditures and realize a meaningful return from the sale of our products. This measure is also related to metrics that are relevant to our debt financing arrangements.	0%

20%	Free Cash Flow	The sum of (i) operating cash flow, (ii) the cash flow impact of capital spending and internal use software spending, net of IRB proceeds received, and (iii) the net incremental cash flow impact from a third party financing arrangement established for the purpose of purchasing aircraft engines. The applicable period of time for this measure was January 1, 2008 through December 31, 2008. We selected this measure because we believe it provides a useful indicator of our ability to manage invested capital and generate cash.	0%

15%	Return on Invested Capital (ROIC)	This measure is a ratio which divides total year 2008 earnings before interest and taxes, adjusted for the non-recurring impact of purchase accounting by the Company’s 12-point, average invested capital (gross assets less liabilities but excluding debt) during 2008. We selected this measure because it is a metric used to measure the efficiency of a company’s ability to generate earnings with the invested capital that it employs throughout the fiscal year. In this regard, we believe that our ability to drive the Company’s ROIC ratio up is a key component of our future success.	0%

Target Weighting	Performance Measure	Description	Achievement
15%	Bookings	This measure is the dollar value of net bookings during the period. This measure is a key metric used in our industry and our ability to increase orders in a highly competitive industry is a key component of our future success.	17.7%

7%	2009 Commercial Sales Backlog	This measure is the dollar value of 2009 planned commercial sales that are in backlog at December 31, 2008. We selected this metric because it demonstrates the number of orders required to support the sales plan for the next year. We believe that our ability to establish strong backlog going into the next year is a key measure of future financial stability and success.	7.3%

8%	Commercial Pricing Overdrive	This measure reflects the value of retail price negotiations achieved on 2008 orders in excess of certain levels. The measure indicates the performance of our sales team efforts and the value of our products in their respective segments.	12%

100%			37%

These six Performance Measures determine the funding of the available pool under the MIP. For each such Performance Measure, the value assigned to the measure ranges from 50% to 150% of the target weighting, with no value assigned if the threshold goal for the measure is not met. If the threshold is met, a value equivalent to 50% of the target amount is assigned with the value increasing proportionally for values over the threshold until the maximum value is achieved.

In addition, 25% of the funding for that available pool is considered “at risk” depending upon the achievement of a separate set of non-financial measures. The corporate non-financial measures utilized in 2008 are the following (the weighting of the measure is indicated in parentheses): (i) deliver the required number of Hawker 4000 aircraft during 2008 (17.6%), (ii) develop and implement an initial Safety Management System reporting and process variation review process (17.6%), (iii) complete Gate 9 test readiness for specified product development program (17.6%), (iv) complete Gate 8 critical design review for specified product development program (17.6%), (v) obtain reauthorization of the FAA Delegation of Authority (17.6%), and (vi) finalize one international T-6A contract award (11.8%).

Under the terms of his Separation Agreement, Mr. Schuster’s maximum payout for the 2008 MIP is 100% of his salary. For Mr. Sanders, the maximum payout for the 2008 MIP is 200% of his target award. For all other named executive officers, the maximum payouts under the 2008 MIP are 150% of their target awards. The actual percentage amount of target bonus earned by each individual is determined by applying the same percentage, calculated by achievement of the financial and non-financial metrics, used to determine the size of the available bonus pool. With respect to Mr. Sanders, his Employment Agreement provides that he is eligible for a MIP award to be based upon the achievement of such individual performance criteria and objectively determinable company performance criteria as determined by the Board of Directors. For 2008, the Board used the same financial and non-financial measures to determine achievement of performance under the Employment Agreement for Mr. Sanders as were used for the other named executive officers under the 2008 MIP. Thus, for each named executive officer, with the exception of Mr. Schuster, the percentage fixed by achievement of these financial and non-financial measures made up 100% of the individual’s final bonus payout under the 2008 MIP.

Mr. Schuster’s Separation Agreement provides that he is eligible for a maximum MIP award equal to 100% of base salary to be based upon achievement of objectively determinable company performance criteria as determined by the Board of Directors. For Mr. Schuster, the stated financial and non-financial measures will make up 70% of his final payout and the remaining 30% will be based on the attainment of three personal goals established by the Committee. The three personal goals, each of which are measured independently and weighted at 10%, consist of the following: (i) improved productivity and capability in the Product Development/Engineering/Program Management function, (ii) achievement of production stability and tangible progress on key value capture production metrics, and (iii) achievement of key quality metrics on selected turboprop and jet aircraft models. Specific performance metrics were established to measure achievement in each of these areas. Payment under the MIP on any of Mr. Schuster’s personal goals is contingent on HBAC achieving at least 90% of 2008 target EBITDA (adjusted for sale of the fuel and line operations).

Targets were set for each Performance Measure based on a budgeted amount at the beginning of the performance cycle. The performance targets and actual performance achieved for these goals will not be disclosed because they represent confidential financial information that is not otherwise disclosed to the public. Disclosing this information would cause significant competitive harm to the Company. The metrics would provide competitors with insight into the strategic direction that management is expected to take with respect to the Company and would provide competitors with information concerning our view of market dynamics, as well as margin and pricing data. The targets were set at appropriate levels at the beginning of the performance cycle and were considered more than sufficient to motivate the achievement of financial performance. In addition, the targets represented a significant challenge for management. Achievement of the targets would require significant sales levels, meaningful operating efficiencies, and cash generation sufficient to provide funds needed for debt service, while also demonstrating improvement in key metrics and value capture initiatives. Management placed a great deal of emphasis during the year on achieving pricing in excess of target and increasing commercial sales in backlog. These metrics were achieved and contributed significantly to adding value to the business this year, value that will be a stabilizing factor during difficult economic conditions. Success in reaching the goals set for these two metrics contributed to the percentage achievement of the 2008 MIP bonus. On the other hand, while management expended considerable effort during a difficult year to meet EBITDA and cash flow targets, these metrics were not achieved. This, in addition to a short-fall in Hawker 4000 deliveries, in large part, resulted in a relatively significant miss on the 2008 MIP payout. The overall percentage score for the financial performance measures demonstrates the difficulty in achieving payout under the program and establishes that the targets were sufficiently challenging and motivating.

For 2008, the threshold targets were not met on the EBITDA, Free Cash Flow, and ROIC measures, resulting in a 2008 MIP score of 0% for each of these financial measures. Levels slightly above target were achieved on the Bookings and Commercial Sales Backlog measures, resulting in a 2008 MIP score of 17.7% and 7.3%, respectively, for those measures. The maximum funding level was reached with respect to the Commercial Pricing Overdrive measure, resulting in a score of 12.0% for that measure. Thus, the 2008 MIP funding based on the financial metrics totaled 37.0%, or $3.1 million. A 25% portion of that funded pool is considered “at risk” depending on achievement of the non-financial measures. With respect to those non-financial measures, the metric relating to “Gate 9 test readiness” was removed from the 2008 MIP, due to delay in the engineering plan on that program, and the percentages for weightings of the remaining non-financial metrics were adjusted accordingly, i.e., the weightings for the remaining metrics were increased. We failed to deliver the required number of Hawker 4000 aircraft during 2008, resulting in 0% achievement on that metric. The remaining non-financial metrics were achieved, for a total score of 78.6%. The 78.6% achievement on the non-financial measures reduced the total $3.1 million in the initial funding pool to a total of $2.9 million. This equates to an overall achievement rate of 35.1% on the financial and non-financial measures at their respective weightings. The Committee determined that Messrs. Sanders, Hatt, Jiwanlal, Nguyen and Nelson would receive 35.1% of their target bonus amount for 2008 on a purely formulaic basis. Although Mr. Schuster achieved significant performance on his personal performance goals, because payment under the MIP on these personal goals, amounting to 30% of his final payout under the 2008 MIP, was contingent on HBAC achieving at least 90% of 2008 target EBITDA, and because the EBITDA target for 2008 did not reach this level, Mr. Schuster must forego this portion of his 2008 MIP. Thus, the Committee determined that Mr. Schuster’s bonus for 2008 would be 35.1% of the remaining 70% of his target amount.

Based on the applicable performance ratings described above, payments to the named executive officers, as well as their target awards under the MIP, were as follows:

Executive Officer	Base Annual Salary	MIP Target Award Level (% of Base Salary)	Actual MIP Award ($)	MIP Payout Based on Performance Achieved (% of Target Award)	Actual MIP Payout Based on Performance Achieved (% of Base Salary)
James E. Schuster	$630,000	100%	$154,800	24.6%	24.6%
Sidney E. Anderson(1)	330,000	N/A	N/A	N/A	N/A
James K. Sanders(2)	275,000	75%	$72,400	35.1%	26.3%
Bradley A. Hatt	316,181	50%	$55,500	35.1%	17.6%
Sharad B. Jiwanlal	248,518	50%	$43,600	35.1%	17.6%
Edgar R. Nelson	268,528	50%	$47,100	35.1%	17.6%
Giap Thanh-Nguyen	350,000	60%	$73,700	35.1%	21.1%

(1)	Mr. Anderson was not a participant in the 2008 MIP. Instead, at the commencement of his employment with the Company, the Company agreed to guarantee a minimum of one-half of the anticipated bonus of $120,000 that Mr. Anderson would have received from his former employer for the year 2008. The Committee determined that in satisfaction of that obligation, a bonus of $60,000 was awarded to Mr. Anderson.
(2)	In determining Mr. Sanders’ target and actual awards under the 2008 MIP, we used the salary pursuant to Mr. Sanders’ Employment Agreement as Chief Financial Officer of the Company.

Long-Term Incentives

Hawker Beechcraft Corporation Retention Program/Hawker Beechcraft, Inc. Employee Equity Investment Plan

We created the Hawker Beechcraft, Inc. Employee Equity Investment Plan, which we refer to as the “Equity Incentive Plan,” so that our executives would have a tangible incentive to increase shareowner value. Under the Equity Incentive Plan, our executive officers are encouraged to invest in the purchase of Hawker Beechcraft, Inc. common shares. In connection with the Acquisition, we agreed to establish the Hawker Beechcraft Corporation Retention Program. This program was designed to enable former Raytheon employees to retain the benefits of Raytheon restricted stock and unvested options, provided they remained employed by us at the respective times that the restricted stock or options were scheduled to vest. We refer to this program as the “HBC Retention Program.”

Initially, executive officers who were employees of Raytheon when our business was owned by Raytheon were provided the opportunity to forego amounts due under the HBC Retention Program and apply the estimated after-tax amount of the foregone HBC Retention Program amounts to the acquisition, at a value of $10.00 per share (equal to the value established upon the acquisition of the business from Raytheon), of HBI restricted stock that would vest in the same proportion and at the same times as the participants’ accounts in the HBC Retention Program would have vested. Under the program, portions of a participant’s accounts were to vest and be payable to the participant in the same proportion, based on the value attributable to the Raytheon grants and awards, and at the same times as the participant’s Raytheon restricted stock or stock options would have vested. See the description of the HBC Retention Program following the Summary Compensation Table below for additional information.

Named executive officers that had not been employees of Raytheon are required to invest cash in order to purchase HBI common shares at the commencement of employment with the Company. To encourage participation in the Equity Incentive Plan by all executive officers and to provide an additional long-term equity-linked incentive, the Equity Incentive Plan provided that if the amounts applied by a participant to the acquisition of HBI shares, whether through application of HBC Retention Program amounts or cash purchase, exceeded a designated threshold amount, the participant was entitled to receive a stock option for a number of shares of HBI common stock equal to 3.5 times the sum of the number of shares of HBI common and/or restricted stock that the participant acquired under the Equity Incentive Plan. Mr. Schuster’s arrangements regarding his purchase of HBI common stock and grant of options to purchase HBI common stock were governed by the terms of his Employment Agreement, which is described under the caption “Employment Agreements,” which follows the Summary Compensation Table below.

In addition, in 2008, the executive officers were afforded the opportunity to use cash received from their 2007 MIP payment to purchase additional HBI common shares under the Equity Investment Plan. Messrs. Sanders, Nelson, Jiwanlal and Nguyen took advantage of this opportunity and used a portion of their 2007 bonus to purchase additional HBI shares at the fair value of $12.50 per share on March 28, 2008, as determined by the board of directors.

The number of shares of restricted stock acquired under the Equity Investment Plan is set forth under “Hawker Beechcraft Corporation Retention Program,” which follows the Summary Compensation Table below. The number of shares directly purchased by the executives is set forth under “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below. The number of shares underlying options granted to Messrs. Schuster, Anderson, Sanders, Hatt, Jiwanlal, Nelson and Nguyen under the Equity Incentive Plan are shown in the Grants of Plan-Based Awards table. See the description of the Equity Incentive Plan following the Summary Compensation Table below.

The dollar amount shown in the Summary Compensation Table with respect to stock awards generally reflects the dollar amount recognized for financial statement purposes with respect to the HBI restricted stock. Therefore, it includes amounts with respect to only a portion of the value of the restricted stock awarded in 2008. See the footnotes to the Summary Compensation Table for further information.

Other Stock Option Grants

In addition to the stock options issued under the terms of the Equity Incentive Plan and Mr. Schuster’s Employment Agreement, we granted additional stock options to all of the named executive officers. We granted discretionary options as part of a long term equity incentive program for executive officers and other key employees that were not conditioned on purchases of HBI equity. We determined the number of options to be granted to each named executive officer without an arithmetic formula; the determination of the number of shares to be granted was based on an evaluation relating to level of responsibility, breadth of experience, market factors, and internal equity concerns. These options were granted to the named executive officers who were former employees of Raytheon on May 29, 2007. The options were granted to newly-hired named executive officers at the time that they made their initial purchase of HBI common shares.

Option grants in conjunction with the Equity Incentive Plan and other option grants have been divided among three types of options:

•	Time lapsed vested options vest in five equal annual increments, beginning on the first anniversary of the date of grant.

•

Performance–Vesting Type A and Performance–Vesting Type B options may vest in five equal annual increments, but an increment will vest only if the EBITDA target established by the Committee for the relevant year, which will be the same for both types of performance-vesting options, has been met.

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

The number of shares underlying these additional stock options are set forth below in the Grants of Plan Based Awards table under the column headings, “Estimated Future Payouts Under Equity Incentive Plan Awards” (for performance-vesting options) and “All Other Option Awards: Number of Securities Underlying Options” (for other options). For additional information regarding stock option terms, see “Hawker Beechcraft, Inc. 2007 Stock Option Plan,” which follows the Summary Compensation Table below.

The dollar amount shown in the Summary Compensation Table with respect to option awards generally reflects the dollar amount recognized for financial statement purposes. Therefore, it includes amounts with respect to only a portion of the value of stock options granted in 2008. See the footnotes to the Summary Compensation Table for further information.

Personal Benefits

We provide our named executive officers with limited personal benefits that we believe are appropriate as part of a competitive compensation package that enables us to attract and retain highly skilled executives. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. The personal benefits currently provided to our named executive officers include relocation expenses for incoming named executive officers, personal use of our corporate aircraft by Messrs. Schuster and Hatt, as well as for Mr. Anderson until May 29, 2009, as part of his relocation benefit, home security systems for Messrs. Schuster and Hatt, payment of executive life insurance (for all NEOs other than Mr. Nguyen), excess liability premiums and payment of executive physicals for all of our named executive officers. Perquisites and personal benefits, including personal use of aircraft, are included in the NEOs’ incomes, based on prescribed IRS laws and regulations.

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

Hawker Beechcraft Corporation Retirement Income Plan

This plan is a tax-qualified defined benefit plan that provides benefits to all salaried employees following retirement based upon a formula relating to years of service and annual compensation. Messrs. Schuster, Sanders, Hatt, Jiwanlal and Nelson participate in this plan. See the Pension Benefits table and accompanying narrative for additional information.

Hawker Beechcraft Corporation Savings and Investment Plan

This plan is a tax-qualified defined contribution plan available to all of our domestic employees. All of our named executive officers other than Mr. Nguyen participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited annual contributions in 2008 to $15,500, subject to the ability of persons age 50 or over to contribute an additional $5,000), up to a maximum of 50% of his or her salary on a pre-tax or post-tax basis. We provide a matching contribution equal to 100% of the first four percent of eligible compensation that an employee contributes in any year. Amounts credited to an employee’s account in the plan may be invested among a number of funds. A participant’s account is adjusted to reflect the rate of return, positive or negative, on the investments.

Hawker Beechcraft Corporation Retirement Income Savings Feature Within the Hawker Beechcraft Corporation Savings and Investment Plan

This is a tax-qualified defined contribution benefit that was added to the Hawker Beechcraft Corporation Savings and Investment Plan, and provides benefits following retirement based upon a formula relating to age and years of service. Contributions are made solely by the Company, and are limited to that certain amount that does not exceed the IRS rules based on salary. If the Company’s contributions meet the IRS threshold, any additional calculated contributions are made to the Company’s Nonqualified Excess Savings and Deferred Compensation Plan for the benefit of the employee. Messrs. Anderson and Nguyen participate in this plan.

Hawker Beechcraft Corporation Excess Pension Plan

This plan is both an excess benefit plan as defined in Section 3(36) of ERISA and a nonqualified, unfunded plan designed to provide supplemental retirement benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA. The Excess Pension Plan Benefit payable under the plan equals the monthly benefit that would be payable to or on behalf of a Participant under the Retirement Plan without limitations on contributions, benefits, or compensation that are imposed by law or the Retirement Plan, and after being reduced by the monthly benefit actually payable to or on behalf of the Participant from the Retirement Plan. The benefits payable under the Plan are paid solely out of the general assets of the Company.

Hawker Beechcraft Excess Savings and Deferred Compensation Plan

This plan is a nonqualified deferred compensation plan that provides tax benefits for eligible employees. Messrs. Schuster, Jiwanlal, Nguyen and Nelson participate in the plan. Under the plan, an eligible employee can defer up to 50 percent of his or her salary and up to 90 percent of his or her annual MIP award. We provide a contribution equal to a maximum of four percent, consistent with our matching contribution under the Savings Plan for Salaried Employees. Amounts deferred under the plan generally are not subject to federal, and in many cases state, income taxes until they are distributed. An eligible employee can choose to have his or her contributions allocated to one or more of several notional investments, and his or her account is adjusted to reflect the deemed rate of return, positive or negative, on the notional investments. An eligible employee may choose to receive a payout following retirement, either in a lump sum or in annual installments. The plan also includes provisions for payment upon death or disability. See the Deferred Compensation table and accompanying narrative for additional information.

Separation Arrangements

Mr. Schuster

On November 20, 2008, Mr. Schuster announced his intention to retire as CEO. In recognition of his long and valued service to the Company, and to compensate Mr. Schuster for his willingness to remain in his role as CEO while his successor is identified, we entered into a Separation Agreement with Mr. Schuster on November 21, 2008 to set forth certain transition and severance compensation that we believe is equitable under these circumstances. Under the terms of the Separation Agreement Mr. Schuster’s employment agreement was terminated and we will continue to employ Mr. Schuster as CEO for the period commencing on November 21, 2008, and ending on the earlier of (i) the date Mr. Schuster’s successor (other than an interim CEO) commences his or her employment and (ii) the date the Board of Directors of HBI determines that such period should terminate. During this transition period, Mr. Schuster will (i) receive a base salary at an annualized rate of $630,000, and (ii) be eligible to receive an annual bonus up to a maximum of $630,000 for the year ending December 31, 2008, and shall thereafter be entitled to bonus compensation as the Board, in its sole discretion, may award.

All of Mr. Schuster’s restricted stock vested upon execution of the Separation Agreement on November 21, 2008. Stock options held by Mr. Schuster that are or have become vested as of the date of the Separation Agreement will remain outstanding and exercisable until December 31, 2011, subject to (i) the Board’s satisfaction, in its sole discretion, with Mr. Schuster’s performance during the transition period and (ii) Mr. Schuster remaining employed by the Company until the end of the transition period. At the end of the transition period, which will be considered the “Separation Date,” Mr. Schuster will become entitled to the following benefits and payments (the “Severance Benefits”): (i) an amount equal to $321,068, which shall be in full satisfaction of HBC’s obligations under Sections 3.2(a) and 3.3 of the employment agreement entered into with Mr. Schuster, which shall be paid in twenty-four equal monthly installments following the Separation Date, payable on the first day of the calendar month commencing with the calendar month next following the Separation Date, and (ii) continuation of the health and welfare benefits available to Mr. Schuster (and his eligible dependents) immediately prior to the Separation Date, on the same basis as active employees of HBC, until the earlier of (a) the first anniversary of the Separation Date and (b) Mr. Schuster obtaining full-time employment, with COBRA benefits commencing after such period.

In addition to the Separation Benefits, Mr. Schuster will be entitled to the following additional payments and benefits if (i) Board is satisfied, in its sole discretion, with Mr. Schuster’s performance during the transition period and (ii) Mr. Schuster remains employed by HBC until the end of the transition period: (i) HBI shall purchase from Mr. Schuster 75,000 shares of common stock at a purchase price of $10 per share, with an aggregate purchase price of $750,000, with such purchase to occur within thirty days after the Separation Date, (ii) HBC shall pay Mr. Schuster an additional amount equal to $1,000,000, which shall be paid in twenty-four equal monthly installments following the Separation Date, payable on the first day of the calendar month commencing with the calendar month next following the Separation Date and (iii) HBI shall release Mr. Schuster from the obligation to purchase 124,934.4 shares of common stock on the Separation Date, at a purchase price of $10 per share, with an aggregate purchase price of $1,249,343.40 (as set forth in the Stock Purchase Agreement entered into between Mr. Schuster and HBI). Mr. Schuster’s separation benefits were determined based on certain provisions in his employment agreement and, otherwise, on a negotiated basis. On February 19, 2009, Mr. Schuster’s Separation Agreement was amended to provide that the 30% of his potential 2008 MIP bonus that was not earned as a result of the Company’s failure to reach the required EBITDA level for payout on achievement of his personal goals for 2008 could be earned, up to the same percentage of target as was earned under the 70% portion of his 2008 MIP and under the MIP as applicable to all other executives, as part of the discretionary bonus for the transition period under the Separation Agreement. This bonus, equal to the final 2008 MIP achievement percentage (35.1%) of 30% of Mr. Schuster’s target bonus amount for 2008, will be awarded at the discretion of the Compensation Committee based on Mr. Schuster’s performance during, and will be paid at the end of, the transition period. This will be in addition to any other bonus compensation that may be awarded in connection with the transition period.

Mr. Nelson

On October 28, 2008, we announced that Mr. Nelson would retire from the Company effective December 1, 2008. In connection with Mr. Nelson’s retirement, and in recognition of his valued service for the Company, on November 19, 2008, the Company and Mr. Nelson entered into a separation of employment agreement and general release with an effective date of December 1, 2008. That agreement provides that Mr. Nelson will receive (i) in consideration for the Company’s repurchase of 39,502.4 shares of HBI common stock, a cash payment equal to the fair market value of that stock as determined for December 1, 2008, (ii) his base salary, less legally required withholdings and certain welfare benefits for a period of twelve months following such retirement, and (iii) an amount equal to any payroll amounts and vacation time earned and accrued but not yet paid on the date of retirement. Pursuant to the terms of the agreement, Mr. Nelson may also exercise (i) 53,311.8 vested options at any time prior to the ninetieth day following his retirement, and (ii) any vested portion of the 19,191.8 target performance options at any time prior to the ninetieth day following notification from the Company that the 2008 target has been achieved.

Mr. Sanders

Mr. Sanders announced his resignation as CFO on October 13, 2008, which resignation became effective on November 7, 2008. On December 18, 2008, Mr. Sanders agreed to terminate his employment agreement, dated March 26, 2007, under which he was employed as CFO. Mr. Sanders will continue employment with the Company as a vice president of Finance.

TAX CONSIDERATIONS

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and other specified executive officers, unless certain conditions are met. While Section 162(m) does not currently apply to us because we are not a publicly held company, to the extent feasible, we structure executive compensation to preserve deductibility for federal income tax purposes. In this regard, our stock option plans are designed to preserve, to the extent available, the deductibility of income realized upon the exercise of stock options. Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Hawker Beechcraft, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Respectfully submitted,

Nigel S. Wright, Chairman

Sanjeev K. Mehra

Leo F. Mullin

Brian Barents

Summary Compensation Table – 2008

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total

James E. Schuster Chief Executive Officer	2008	$630,000	$704,557	$1,148,240	$578,313	$154,800	$612,770	$249,756	$4,078,436
	2007	460,392	831,600	1,423,257	3,194,887	—	220,829	421,451	6,552,416

Sidney E. Anderson(7) Chief Financial Officer	2008	70,625	60,000	—	34,987	—	—	65,880	231,492

James K. Sanders(8) Former Chief Financial Officer	2008	273,541	217,711	45,042	274,846	72,400	382,409	18,850	1,284,799
	2007	200,974	272,300	85,929	461,155	—	39,696	12,384	1,072,438

Bradley A. Hatt Pres.-Comm. Aircraft Sales	2008	316,181	301,496	90,963	297,816	55,500	223,136	36,065	1,321,157
	2007	227,495	250,000	172,570	464,837	—	82,800	42,256	1,239,958

Sharad B. Jiwanlal VP-Human Resources	2008	248,518	163,420	62,394	170,275	43,600	80,648	33,080	801,935
	2007	178,049	200,000	90,463	270,685	—	49,456	33,393	822,046

Edgar R. Nelson(9) Former SVP-Prod.Dev./Engineering	2008	246,151	187,512	98,676	30,923	47,100	102,147	301,554	1,014,063
	2007	192,672	135,000	147,983	223,151	—	111,248	32,943	842,997

Giap Thanh-Nguyen Sr. VP, Operations	2008	350,000	—	—	237,011	73,700	—	64,710	725,421

(1)	For Mr. Anderson, the amount in this column reflects the minimum amount of bonus guaranteed to Mr. Anderson for 2008 services in lieu of participation during 2008 in the Company’s non-equity incentive compensation plan (“MIP”). For all other NEOs, the amounts in this column include the amount of compensation during 2008 for the vested portion of the NEOs’ Hawker Beechcraft Retention Program amounts retained by the Company to pay the NEOs’ estimated tax obligations for the Hawker Beechcraft Retention Program amounts that vested during 2008, and for Messrs. Sanders, Hatt, Jiwanlal and Nelson, the amounts received in 2008 for retention bonuses under the agreements between Raytheon and those four NEOs.
(2)	Amounts shown for stock awards relate to restricted stock awards granted in 2007. These amounts are equal to the dollar amounts recognized in 2008 for financial reporting purposes, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures related to service-based vesting conditions. The assumptions used in determining the amounts in this column are set forth in Note 16 to our consolidated financial statements included in this Annual Report.
(3)	Amounts shown for option awards relate to stock options granted under HBI’s 2007 Stock Option Plan. These amounts are equal to the dollar amounts recognized in 2008 with respect to the stock options for financial reporting purposes, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures related to service-based vesting conditions. The assumptions used in determining the amounts in this column are set forth in Note 16 to our consolidated financial statements included in this Annual Report.
(4)	Amounts shown for non-equity incentive plan compensation are amounts earned under the MIP in 2008, which represent 35.1% of target for all NEOs but Mr. Schuster, who received 24.6% of his target. See “Compensation Discussion and Analysis – 2008 Management Incentive Plan Award” for further information on the amount disclosed in this column.
(5)	The amounts shown in this column represent changes in pension value only. The Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees was closed to new participants after December 31, 2006. Therefore, Messrs. Nguyen and Anderson are not participants under this plan. None of the named executive officers received any earnings on their deferred compensation at above-market or preferential rates (as defined by the SEC). For more information on our deferred compensation plan, see “Nonqualified Deferred Compensation” below.
(6)	This column includes perquisites, tax reimbursements, severance pay, the Company’s matching contribution to participants’ 401(k)s, the Company’s contributions to participants’ Retirement Income Savings Plan (“RISP”) accounts, the Company’s contributions to participants’ nonqualified deferred compensation accounts and dividends paid on restricted stock, as set forth in the tables below:

Name	Perquisites	Tax Reimbursements	Severance	401(k) Match	RISP Contribution	Nonqualified Deferred Compensation Contribution	Dividends Paid on Restricted Stock	Total
James E. Schuster	$103,501	$19,222	$—	$16,287	$—	$48,478	$62,268	$249,756
Sidney E. Anderson	60,092	—	—	1,523	4,265	—	—	65,880
James K. Sanders	8,372	2,224	—	13,008	—	—	3,618	27,222
Bradley A. Hatt	14,676	1,450	—	12,432	—	—	7,507	36,065
Sharad B. Jiwanlal	5,966	1,279	—	9,912	—	15,412	6,477	39,046
Edgar R. Nelson	6,227	1,280	268,528	8,039	—	12,789	10,918	307,781
Giap Thanh-Nguyen	24,242	16,045	—	—	11,500	12,923	—	64,710

The following NEOs received perquisites aggregating more than $10,000 during 2008:

Name	Personal Use of Aircraft	Executive Relocation(10)	Private Security Services	Miscellaneous Perquisites	Total
James E. Schuster	$77,732	$—	$13,500	$12,269	$103,501
Sidney E. Anderson	—	57,636	—	2,456	60,092
Bradley A. Hatt	7,455	—	1,125	6,096	14,676
Giap Thanh-Nguyen	—	21,522	1,125	1,595	24,242

(7)	Mr. Anderson’s employment with the Company began in October 2008.
(8)	Mr. Sanders did not serve as an executive officer as of November 7, 2008. Due to Mr. Sanders’ change in position as a result of the termination of his employment agreement as CFO, his base annual salary was reduced to $240,000 effective December 15, 2008.
(9)	Mr. Nelson did not serve as an executive officer as of December 1, 2008.
(10)	Mr. Anderson’s relocation benefit amount shown includes $44,574 for transportation to and from his residence on corporate aircraft. This amount was calculated based on the incremental cost to the Company, as described more fully below.

The Company offers limited benefits to its named executive officers, including relocation expenses, executive life insurance, executive physicals, excess liability insurance and personal use of aircraft for Messrs. Schuster and Hatt, as well as for Mr. Anderson, as part of his relocation benefit until May 29, 2009. During the labor strike in August 2008, the Company also provided private security services to its executive officers.

We calculated the amount shown for personal use of company aircraft generally based on the average variable fuel and maintenance charges to us per flight hour with regard to each aircraft model used. The hourly variable costs for fuel and maintenance differ depending on the aircraft model used. Therefore, in calculating the cost of personal aircraft use, we multiply the average variable cost per flight hour by the number of hours flown for personal use on each particular model of aircraft. The amount shown for personal use of company aircraft generally is equal to the sum of the amounts attributable to each model of aircraft used by the executive. Largely because we keep our aircraft at our own facilities, we do not typically incur more than relatively minor charges relating to other operating items such as hangar/parking fees, landing/ramp fees and other miscellaneous variable operating costs; such charges are included as incremental costs in calculating costs for personal use of company aircraft. Our methodology also excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries. All other prerequisites are valued at the actual cost to the Company to provide such prerequisites.

Employment Agreements

On March 26, 2007, we entered into employment agreements with two of the named executive officers, our CEO and our former Chief Financial Officer. The CEO has announced his intention to retire during 2009 and subsequently executed a Separation Agreement terminating his employment agreement. Our former CFO resigned his position on November 7, 2008, and his Employment Agreement was terminated on December 18, 2008.

Under the agreements, HBC paid Messrs. Schuster and Sanders salaries of $630,000 and $275,000 per year, respectively. In addition, each executive was eligible to receive an annual bonus based on objectively determinable performance criteria determined by the HBI board and, in the case of Mr. Schuster, in consultation with Mr. Schuster. The target bonus award opportunities under the terminated employment agreements was equal to 100% and 75% of Messrs. Schuster’s and Sanders’ respective salaries and the maximum award was equal to 200% and 150% of their respective salaries. With the executive’s consent, up to 50% of the annual bonus could have been paid in common stock.

Current Salaries

The annual salaries of the named executive officers in effect on the date of this Annual Report on Form 10-K are as follows:

Name	Annual Salary
James E Schuster	$630,000
Sidney E. Anderson	330,000
James K. Sanders	240,000
Bradley A. Hatt	316,181
Sharad B. Jiwanlal	248,518
Edgar R. Nelson(1)	—
Giap Thanh Nguyen	350,000

(1)	Mr. Nelson retired from the Company effective December 1, 2008.

Raytheon Retention Bonus

Messrs. Schuster, Sanders, Jiwanlal, Hatt and Nelson were formerly employees of Raytheon, and, in 2006, each of them entered into a letter agreement with Raytheon under which each of them would be entitled to a retention bonus if (i) he remained employed by us through March 26, 2008 (March 26, 2009 in the case of Mr. Schuster); or (ii) prior to March 26, 2008 (March 26, 2009 in the case of Mr. Schuster), (a) he was involuntarily separated from employment without “cause,” as defined in the letter agreement relating to the Raytheon retention bonus, and he did not become an employee of Raytheon; or (b) he was subjected to a reduction in his base salary and targeted incentive compensation bonus opportunity to a level that is less than the sum of those emoluments payable by Raytheon Aircraft Company at the date of the Acquisition, and he left our employment and he did not become employed by Raytheon. Mr. Schuster’s agreement also provides that if any payment by Raytheon to or for the benefit of Mr. Schuster becomes subject to excise taxes under section 4999 of the Internal Revenue Code, or interest or penalties are incurred by Mr. Schuster with respect to such excise tax, he will receive an additional payment for the excise taxes, interest and penalties, and for additional taxes payable by him as a result of this payment. However, this provision would not apply if the net after-tax benefit of the payment is less than $50,000 as compared to the net after-tax benefits he would receive if Raytheon’s payment to him was reduced to a level that would eliminate the excise taxes, in which case the payment by Raytheon will be so reduced. The amount of bonus payable under each of the named executive officers’ agreements or letter agreements, as the case may be, was as follows: Mr. Schuster, $2,198,932, Mr. Sanders, $168,008; Mr. Hatt, $223,252; Mr. Jiwanlal, $140,009; and Mr. Nelson, $187,512. All of these amounts, with the exception of Mr. Schuster’s, were paid during 2008 and are included in the Bonus column of the Summary Compensation Table. The agreement Mr. Schuster has with Raytheon was not modified by the terms of his Separation Agreement.

Hawker Beechcraft Corporation Retention Program

Messrs. Schuster, Sanders, Hatt, Jiwanlal and Nelson participated in the Hawker Beechcraft Corporation Retention Program, which we refer to as the “retention program”. HBC established participant accounts on the date of the Acquisition for certain employees. The dollar amount credited to each participant was based on the number of unvested shares of Raytheon restricted stock the participant held at the date of the Acquisition, valued at $52.17 per share, and the value of any unvested Raytheon stock options held by the participant, determined by valuing the underlying stock at $52.17 per share less the applicable exercise price of the stock options. The following table shows the total dollar amount credited to the named executive officer’s account.

Name	Initial Amount of Account
James E Schuster	$4,503,499
James K. Sanders	250,415
Bradley A. Hatt	504,328
Sharad B. Jiwanlal	282,607
Edgar R. Nelson	417,359

Portions of the named executive’s account vest and are payable to the executive in the same proportion, and at the same times, as his Raytheon restricted shares or stock options would have vested. The unvested amount of Messrs. Schuster’s and Nelson’s accounts became vested upon the execution of their respective Separation Agreements.

In connection with HBI’s Employee Equity Investment Plan described in Item 13 below, “Hawker Beechcraft, Inc. Employee Equity Investment Plan,” all of the participating named executive officers determined to apply all amounts in their respective retention program accounts, other than amounts retained to cover their estimated tax obligations, to the acquisition of HBI restricted stock. As a result, each participating named executive officer acquired, at a deemed price of $10.00 per share, the number of shares of restricted stock set forth in the table below:

Name	Shares of HBI Restricted Stock Acquired
James E Schuster	257,149.8
James K. Sanders	14,799.5
Bradley A. Hatt	29,805.7
Sharad B. Jiwanlal	18,115.1
Edgar R. Nelson	24,665.9

The restricted stock vests in the same proportion, and at the same times, as the executive’s account in the retention program would have vested. All of Messrs. Schuster’s and Nelson’s restricted stock vested upon the execution of their respective Separation Agreements. The HBI Board of Directors approved an Equity Call Option relating to all of Mr. Nelson’s restricted stock. Under the terms of Mr. Schuster’s Separation Agreement, HBI, upon determination of the Board’s satisfaction with Mr. Schuster’s performance through the transition period and if Mr. Schuster serves through the transition period, agreed to repurchase 75,000 shares from Mr. Schuster at $10.00 per share.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

In connection with the Acquisition, HBI adopted the 2007 Stock Option Plan, under which options to purchase up to 9,782,434.5 shares of HBI common stock, constituting 8.5% of the HBI’s outstanding shares of common stock at the time of the Acquisition, may be granted to employees, directors and consultants of HBI and its subsidiaries. The plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors of HBI. All options have an exercise price equal to the fair market value of a share of HBI common stock on the date of grant. In the absence of public trading of HBI common stock, the plan provides that fair market value is established by the Compensation Committee.

As described in “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below, the options granted on March 26, 2007 to the named executive officers other than Mr. Schuster were granted because they purchased an amount of HBI common stock and applied amounts under the HBC Retention Program to the acquisition of HBI restricted stock that, in the aggregate, exceeded a specified threshold under HBI’s Employee Equity Investment Plan. The amount of options granted to Mr. Schuster was established in his employment agreement. Effective upon his resignation as Chief Financial Officer, Mr. Sanders forfeited 30,000 of the stock options granted to him on May 29, 2007.

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

Grants of Plan-Based Awards – 2008

The following table provides information regarding plan-based awards granted to the named executive officers during the fiscal year ended December 31, 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)	All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)
James E. Schuster		$315,000	$630,000	$630,000	—	—	$—	$—
Sidney E. Anderson	10/13/2008 10/13/2008 10/13/2008	— — —	— — —	— — —	— 45,925 45,925	81,650 — —	10.00 10.00 10.00	354,020 192,701 192,701
James K. Sanders		103,125	206,250	412,500	—	—	—	—
Bradley A. Hatt		79,046	158,091	237,137	—	—	—	—
Sharad B. Jiwanlal		62,130	124,259	186,389	—	—	—	—
Edgar R. Nelson		67,132	134,264	201,396	—	—	—	—
Giap Thanh-Nguyen		105,000	210,000	315,000	—	—	—	—

(1)	Amounts shown represent amounts that could be earned under the 2008 Management Incentive Plan. Mr. Schuster’s maximum award is as specifically set forth in his Separation Agreement. Mr. Anderson did not participate in the 2008 Management Incentive Plan. He was paid a guaranteed bonus of $60,000 for 2008 services, pursuant to his hiring arrangements with the Company. Actual awards were as follows:

Name	Actual Award	Actual Award as Percentage of Target Award Opportunity
James E. Schuster	$154,800	24.6%
Sidney E. Anderson	—	—
James K. Sanders	72,400	35.1%
Bradley A. Hatt	55,500	35.1%
Sharad B. Jiwanlal	43,600	35.1%
Edgar R. Nelson	47,100	35.1%
Giap Thanh Nguyen	73,700	35.1%

(2)	This column shows the number of options granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan. Options are exercisable in equal 20% increments if the EBITDA target for the year is achieved and vest on the date that the Company’s financial statements for the applicable year are presented to the Committee.
(3)	These options were granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan. Options are exercisable in equal 20% increments on the first five anniversaries of the date of grant.
(4)	The grant date fair value is computed in accordance with SFAS 123(R).

Outstanding Equity Awards at December 31, 2008

The following table set forth information regarding unexercised stock options and unvested restricted stock for the named executive officers outstanding as of December 31, 2008.

	Option Awards						Stock Awards
Name	Option Vesting Type	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)
James E. Schuster(5)	Time	506,384.8	—	—	$10.00	12/31/2011
	Performance A	142,420.7	—	—	10.00	12/31/2011
	Performance B	142,420.7	—	—	10.00	12/31/2011

Sidney E. Anderson	Time	—	81,650.0	—	10.00	10/13/2018
	Performance A	—	—	45,925.0	10.00	10/13/2018
	Performance B	—	—	45,925.0	10.00	10/13/2018
James K. Sanders							5,756.4	$57,564
	Time	17,789.5	71,157.9	—	10.00	3/26/2017
	Performance A	10,006.1	—	40,024.4	10.00	3/26/2017
	Performance B	10,006.1	—	40,024.4	10.00	3/26/2017
	Time	18,824.0	65,296.0	—	10.00	5/29/2017
	Performance A	10,588.0	—	32,352.0	10.00	5/29/2017
	Performance B	10,588.0	—	32,352.0	10.00	5/29/2017
Bradley A. Hatt							11,562.2	$115,622
	Time	22,063.1	88,252.2	—	10.00	3/26/2017
	Performance A	12,409.9	—	49,639.6	10.00	3/26/2017
	Performance B	12,409.9	—	49,639.6	10.00	3/26/2017
	Time	14,118.0	56,472.0	—	10.00	5/29/2017
	Performance A	7,941.0	—	31,764.0	10.00	5/29/2017
	Performance B	7,941.0	—	31,764.0	10.00	5/29/2017
Sharad B. Jiwanlal							8,360.4	$83,604
	Time	13,836.5	55,346.1	—	10.00	3/26/2017
	Performance A	7,782.7	—	31,130.7	10.00	3/26/2017
	Performance B	7,782.7	—	31,130.7	10.00	3/26/2017
	Time	7,059.0	28,236.0	—	10.00	5/29/2017
	Performance A	3,970.5	—	15,882.0	10.00	5/29/2017
	Performance B	3,970.5	—	15,882.0	10.00	5/29/2017
Edgar R. Nelson	Time	24,708.0	—	—	10.00	3/1/2009
	Performance A	6,948.8	—	6,948.8	10.00	3/1/2009
	Performance B	6,948.8	—	6,948.8	10.00	3/1/2009
	Time	9,412.0	—	—	10.00	3/1/2009
	Performance A	2,647.0	—	2,647.0	10.00	3/1/2009
	Performance B	2,647.0	—	2,647.0	10.00	3/1/2009
Giap Thanh-Nguyen	Time	22,353.5	89,414.0	—	10.00	10/22/2017
	Performance A	12,573.3	—	50,293.0	10.00	10/22/2017
	Performance B	12,573.3	—	50,293.0	10.00	10/22/2017

(1)	Options that expire on March 26, 2017 vest in equal 20% increments beginning on March 26, 2008, the first anniversary of the date of grant, and on each of the next four anniversaries of the date of grant. Options that expire on May 29, 2017 vest in equal 20% increments beginning on March 26, 2008 and on each of the next four anniversaries of the date of grant. Options that expire on October 22, 2017 vest in equal 20% increments beginning on October 22, 2008, the first anniversary of the date of grant, and on each of the next four anniversaries of the date of grant. Options that expire on October 13, 2018 vest in equal 20% increments beginning on October 13, 2009, the first anniversary of the date of grant, and on each of the next four anniversaries of the date of grant.
(2)	Options are exercisable in equal 20% increments if the EBITDA target for the applicable year is achieved and vest on the date that the Company’s financial statements for the applicable year are presented to the Committee.

(3)	The following table sets forth vesting information for the outstanding restricted stock awards for each named executive officer who held restricted stock at December 31, 2008. All restricted stock was awarded on March 26, 2007. See “Hawker Beechcraft Corporation Retention Program” in the narrative accompanying the Summary Compensation Table for further information.

Name	Number of Shares of Restricted Stock	Vesting Date
James K. Sanders	3,906.5	6/30/2009
	1,849.9	6/30/2010
Bradley A. Hatt	7,708.1	6/30/2009
	3,854.1	6/30/2010
Sharad B. Jiwanlal	4,180.2	6/30/2009
	4,180.2	6/30/2010

(4)	Market value is based on a per share value of $10.00 at December 31, 2008.
(5)	Mr. Schuster’s exercisable options expire on December 31, 2011, provided that the Board is satisfied with Mr. Schuster’s performance through the Transition Period. If the Board determines that Mr. Schuster’s performance through the Transition Period is not satisfactory, Mr. Schuster’s exercisable options will expire 90 days following the Separation Date.

Stock Vested During 2008

The following table provides information regarding vesting of restricted stock held by the named executive officers during the fiscal year ended December 31, 2008:

Name	Number of Shares Vested	Value Realized Upon Vesting(1)
James E Schuster	219,419.0	$2,428,632
Sidney E. Anderson(2)	—	—
James K. Sanders	5,448.1	68,101
Bradley A. Hatt	11,306.2	141,328
Sharad B. Jiwanlal	6,969.2	80,143
Edgar R. Nelson	16,446.0	164,460
Giap Thanh-Nguyen(2)	—	—

(1)	The value realized upon vesting is based on the fair market value on the date of vesting.
(2)	Messrs. Anderson and Nguyen were not employees before March 26, 2007 and, therefore, did not have restricted stock agreements under which restricted stock could vest.

Pension Benefits

During 2008, Messrs. Schuster, Sanders, Hatt, Jiwanlal and Nelson participated in the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (“Hawker Beechcraft Corporation RIP”). The plan generally provides benefits based upon eligible final average earnings and years of credited service. Final average earnings generally are based on the highest amount obtainable by averaging a participant’s monthly earnings for any 60 consecutive months of employment within the last 120 consecutive months of employment, exclusive of amounts that would exceed annual limits prescribed by the Department of the Treasury ($230,000 for 2008). We also have an Excess Pension Plan that provides the named executive officers with supplemental defined benefits that, when taken together with the benefits provided under the Hawker Beechcraft Corporation RIP, provide the benefits that the executive officer would have received under the Hawker Beechcraft Corporation RIP if the annual limits prescribed by the Department of the Treasury did not apply. This plan was closed to new participants as of December 31, 2006.

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

Pension Benefits

The following table provides information regarding Pension Benefits for the named executive officers as of December 31, 2008:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
James E. Schuster	Retirement Income Plan for Salaried Employees - Qualified	9.3	$243,861
	Excess Pension Plan	9.3	1,573,452
Sidney E. Anderson(1)	Retirement Income Plan for Salaried Employees - Qualified	—	—
	Excess Pension Plan	—	—
James K. Sanders	Retirement Income Plan for Salaried Employees - Qualified	23.1	426,512
	Excess Pension Plan	23.1	491,566
Bradley A. Hatt	Retirement Income Plan for Salaried Employees - Qualified	16.3	281,593
	Excess Pension Plan	16.3	516,768
Sharad B. Jiwanlal	Retirement Income Plan for Salaried Employees - Qualified	3.5	87,798
	Excess Pension Plan	3.5	84,271
Edgar R. Nelson	Retirement Income Plan for Salaried Employees - Qualified	2.5	88,733
	Excess Pension Plan	2.5	124,452
Giap Thanh-Nguyen(1)	Retirement Income Plan for Salaried Employees - Qualified	—	—
	Excess Pension Plan	—	—

(1)	Messrs. Anderson and Nguyen were hired after January 1, 2007 and, therefore, do not participate in the defined benefit pension plans.

Nonqualified Deferred Compensation

Under the Hawker Beechcraft Excess Savings and Deferred Compensation Plan, selected members of management, including the named executive officers, may elect to defer up to 50% of their salary and 90% of the bonus payable under our management incentive plan, and directors who are not our employees or employees of the GS entities, the Onex entities, or their respective affiliates, may participate and defer up to 50% of their retainer fees. During 2008, Messrs. Schuster, Jiwanlal, Nelson and Nguyen participated. We provide a contribution equal to a maximum of four percent consistent with our matching contribution under the Savings Plan for Salaried Employees. Elections or changes from previous year elections for salary reduction, were made in November of the prior year, and elections or changes from previous year elections regarding deferral of bonuses under the management incentive plan must be made no later than November of the year preceding payment. Amounts deferred are invested, as determined by the executive, in one or more notional investments, and the value of the participant’s account is adjusted to reflect the performance of the notional investments. Payment of amounts held for the account of a participant commence in January following the year that the participant’s employment terminates and may be made in a lump sum or in installments payable over five, 10 or 15 years. Executives whose employment began after January 1, 2007, and who participate in the Retirement Income Savings feature within the HBC Savings and Investment Plan (“the RISP”), may also participate in this plan if the Company’s contribution to their RISP account exceeds the IRS allowable employer contribution amount of $11,500. Contributions in excess of the $11,500 limit are contributed to this deferred compensation plan. There is no additional 4% matching contribution by us for these excess contributions.

Nonqualified Deferred Compensation

The following table provides details regarding nonqualified deferred compensation under the plan for the named executive officers for the fiscal year ended December 31, 2008:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Balance at December 31, 2008
James E. Schuster	$196,968	$48,478	$(65,089)	$305,771
Sidney E. Anderson(3)	—	—	—	—
James K. Sanders(3)	—	—	—	—
Bradley A. Hatt(3)	—	—	—	—
Sharad B. Jiwanlal	39,512	15,412	(18,250)	59,243
Edgar R. Nelson	51,828	12,789	(22,595)	74,003
Giap Thanh Nguyen	—	12,923	(2,234)	10,689

(1)	Amounts shown for registrant contributions represent the Company’s match of the executive’s deferred compensation, except for the amount shown for Mr. Nguyen. The amount shown for Mr. Nguyen is an amount contributed by the Company, and represents the excess of the amount the Company can contribute to his RISP account. This Company contribution for Mr. Nguyen does not receive an accompanying match.
(2)	Earnings amounts include no above-market earnings for 2008.
(3)	Messrs. Anderson, Sanders and Hatt were not participants in 2008.

Potential Payments Upon Termination or Change of Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on December 31, 2008 (except as otherwise noted). The information in this section does not include information relating to the following:

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

Summary of Estimated Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated amounts due each of our named executive officers in each of the events described, assuming the termination occurred on December 31, 2008.

Name and Benefits	Change in Control	Involuntary Termination Not For Cause or Termination for Good Reason	Termination For Cause	Disability(1)	Death(2)
James E. Schuster
Severance Payment (3)	$321,068	$321,068	$321,068	$321,068	$—
Bonus Opportunity (3)	154,800	154,800	—	—	—
Benefit Continuance for One Year (estimated) (3)(4)	18,840	18,840	18,840	18,840	—
Raytheon Retention Payment(5)	2,198,932	2,198,932	—	2,198,932	2,198,932
Accelerated Vesting of Options(6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	1,891,000

Subtotal	$2,693,640	$2,693,640	$339,908	$2,538,840	$4,089,932
Conditional Potential Payments(7)
Cash Payment	$1,000,000	$1,000,000	$—	$—	$—
Repurchase of Restricted Stock	750,000	750,000	—	—	—

Subtotal	$1,750,000	$1,750,000	$—	$—	$—
Potential Economic Benefit (8)
Release from Stock Purchase Obligation	1,249,343	1,249,343	—	—	—

Total Estimated Potential Payments	$5,692,983	$5,692,983	$339,908	$2,538,840	$4,089,932

Sidney E. Anderson
Severance Payment	$—	$—	$—	$—	$27,500
Bonus Opportunity	60,000	60,000	—	—	—
Benefit Continuance for One Year (estimated)	—	—	—	—	—
Accelerated Vesting of Options(6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	990,000

Total Estimated Potential Payments	$60,000	$60,000	$—	$—	$1,017,500

James K. Sanders
Severance Payment(9)	$240,000	$240,000	$—		$—
Bonus Opportunity	72,400	72,400	—	—	—
Benefit Continuance for One Year (estimated)(4)(10)	8,899	8,899	—	—	—
Accelerated Vesting of Restricted Stock and HBC Retention Program	97,401	97,401	—	97,401	—
Accelerated Vesting of Options (6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	826,000

Total Estimated Potential Payments	$418,700	$418,700	$—	$97,401	$826,000

Bradley A. Hatt
Severance Payment	$—	$—	$—	$—	$26,348
Bonus Opportunity	—	—	—	—	—
Benefit Continuance for One Year (estimated)	—	—	—	—	—
Accelerated Vesting of Restricted Stock and HBC Retention Program	195,638	195,638	—	195,638	—
Accelerated Vesting of Options (6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	949,000

Total Estimated Potential Payments	$195,638	$195,638	$—	$195,638	$975,348

Sharad B. Jiwanlal
Severance Payment	$—	$—	$—	$—	$20,710
Bonus Opportunity	—	—	—	—	—
Benefit Continuance for One Year (estimated)	—	—	—	—	—
Accelerated Vesting of Restricted Stock and HBC Retention Program	130,425	130,425	—	130,425	—
Accelerated Vesting of Options (6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	746,000

Total Estimated Potential Payments	$130,425	$130,425	$—	$130,425	$766,710

Edgar R. Nelson(11)
Severance Payment	N/A	$268,528	N/A	N/A	N/A
Bonus Opportunity	N/A	47,100	N/A	N/A	N/A
Benefit Continuance for One Year (estimated)(4)	N/A	14,120	N/A	N/A	N/A
Accelerated Vesting of Restricted Stock and HBC Retention Program	N/A	—	N/A	N/A	N/A
Accelerated Vesting of Options (6)	N/A	—	N/A	N/A	N/A
Death Benefit Under Executive Life Insurance Policy	N/A	—	N/A	N/A	N/A

Total Estimated Potential Payments	$—	$329,748	$—	$—	$—

Giap Thanh Nguyen
Severance Payment	$—	$—	$—	$—	$29,167
Bonus Opportunity	—	—	—	—	—
Benefit Continuance for One Year (estimated)	—	—	—	—	—
Accelerated Vesting of Options (6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	1,050,000

Total Estimated Potential Payments	$—	$—	$—	$—	$1,079,167

(1)	In the event of the disability of an executive officer, the executive officer, if he or she elected Long Term Disability coverage under the benefit plan elections, will be entitled to receive payments under that benefit and will be permitted to continue benefits coverage during the disability period.
(2)	In the event of the death of an executive officer, one month’s salary is generally paid to the surviving spouse, or other beneficiary/estate if there is no surviving spouse.
(3)	These payments and benefits to Mr. Schuster are provided for in his Separation Agreement and are not subject to, or contingent upon, his continued service or performance level determination by the Board of Directors.
(4)	Benefit continuance for one year assumes the separated NEO elects to receive payments of severance pay on the same schedule as current employees and not as a lump sum and is estimated based on the Company’s portion of 2009 premiums that will be paid for medical, dental, vision, and employee assistance programs, and the Company’s 2008 premiums for executive life insurance. The Company may, at its discretion, continue or discontinue excess liability insurance coverage through the remainder of the policy period in which a separation may occur. The Company may also, at it discretion, continue excess liability insurance coverage into the next policy period if the separated individual is still considered part of the Group, as defined under the policy. This would generally require the continuance of services as a consultant or other non-permanent arrangement. Such amounts are not included in the benefits continuance amounts above.
(5)	Under the terms of the Raytheon Retention agreement, this payment will be made by Raytheon upon Raytheon’s determination that Mr. Schuster has satisfied the obligations under that agreement. Funds for such payment would be requested from Raytheon by the Company and then paid to Mr. Schuster within 20 days after such request for payment. Under the Raytheon Retention Letter agreement, if any payment by Raytheon to or for the benefit of Mr. Schuster becomes subject to excise taxes under Section 4999 of the Internal Revenue Code, or interest or penalties are incurred by Mr. Schuster with respect to such excise tax, he will receive an additional payment from Raytheon for the excise taxes, interest and penalties, and for additional taxes paid by him as a result of this payment. This provision would not apply, however, if the net after-tax benefit of the payment is less than $50,000 as compared to the net after-tax benefit he would receive if Raytheon’s payment to him was reduced to a level that would eliminate the excise taxes, in which case the payment will be so reduced.
(6)	The value of any accelerated vesting of options at December 31, 2008 is zero, based on the value of the equity and the option price for any of the options granted to the named executives. Accelerated vesting of options occurs in varying percentages, ranging from zero to 100%, depending on the nature of the termination.
(7)	Under the terms of Mr. Schuster’s Separation Agreement, these payments are contingent upon his completing the Transition Period (as defined in the Separation Agreement) and the HBI Board’s determination that he has performed satisfactorily through the Transition Period.
(8)	Mr. Schuster’s Separation Agreement releases him from an obligation to purchase 124,934.4 shares of common stock at a purchase price of $10.00 per share, provided that he serves through the Transition Period and the Board is satisfied with Mr. Schuster’s performance during the Transition Period.
(9)	Mr. Sanders would receive severance pay only if the Company terminated his employment for a reason other than “for cause” within 18 months of November 7, 2008, when this pay arrangement was approved.
(10)	Benefit Continuance for one year after Mr. Sanders’ termination would be available to him only if he elected to receive his severance pay over a twelve-month period, and did not elect a lump sum payment of the severance pay.
(11)	Mr. Nelson retired from the Company effective December 1, 2008. His Separation Agreement provides that Mr. Nelson will receive salary continuance payments and benefits coverage for 12 months, beginning in December 2008. The Company will also pay him a 2008 MIP payment.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding capital stock of Hawker Beechcraft Notes Company is owned by Hawker Beechcraft Acquisition Company, LLC, and all of the limited liability company interests of Hawker Beechcraft Acquisition Company, LLC are owned by Hawker Beechcraft, Inc. (“HBI”). The following table sets forth information with respect to the ownership of HBI as of February 25, 2009 for:

•	each person who owns beneficially more than 5% of HBI’s outstanding common stock;

•	each member of the HBI board of directors;

•	each of our named executive officers; and

•	all our executive officers and directors as a group.

Name and Address of Beneficial Owner:(1)	Number of Shares Beneficially Owned(2)	Percentage Owned(2)
GS Capital Partners(3) 85 Broad Street, New York, NY 10004	52,000,000.0	48%
Onex Investment Corp.(4) 712 Fifth Avenue, New York, NY 10019	52,000,000.0	48%
Sanjeev K. Mehra, Director and Chairman of the Board(5)	52,000,000.0	48%
Brian Barents, Director(6)	14,250.0	*
Donald G. Cook, Director(7)	12,550.0	*
John F.X. Daly, Director(5)	52,000,000.0	48%
David R. Hirsch, Director(8)	52,000,000.0	48%
Leo F. Mullin, Director(9)	72,675.0	*
Nigel S. Wright, Director(8)	52,000,000.0	48%
James E. Schuster(10)	1,173,310.4	1%
Sidney E. Anderson	—	*
Bradley A. Hatt(11)	180,039.4	*
Sharad B. Jiwanlal(12)	115,300.1	*
Giap Thanh Nguyen(13)	76,500.0	*
James K. Sanders(14)	178,417.6	*
Edgar R. Nelson(15)	53,311.6	*
All directors and executive officers as a group (20) persons(16)	106,141,842.4	99%

(*)	Less than one percent.
(1)	Unless otherwise indicated, the address of each person listed is c/o Hawker Beechcraft Acquisition Company, LLC, 10511 East Central, Wichita, Kansas 67206.
(2)	The amounts and percentages of common stock beneficially owned are reported on the basis of outstanding shares of common stock (including 96,687 shares of restricted stock) on February 25, 2009, and in accordance with regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which that person has a right to acquire beneficial ownership within 60 days of February 25, 2009. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
(3)

Shares held include shares held by the following entities (collectively, the “GS Funds”): GS Capital Partners VI Fund, L.P., 24,273,116 shares; GS Capital Partners VI Offshore, L.P., 20,189,524 shares; GS Capital Partners VI Parallel, L.P., 6,674,693 shares; and GS Capital Partners VI GmbH & Co. KG, 862,667 shares. Each of the GS Funds has a mailing address c/o Goldman, Sachs & Co., 85 Broad Street, 10th Floor, New York, NY 10004. Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager of each of the GS Funds, and each of the GS Funds shares voting and investment power with certain of its respective affiliates. Each of the GS Funds is affiliated with or managed by Goldman, Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. Each of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the shares owned by each of the GS Funds, except to the extent of their pecuniary interest therein, if any.

(4)	Shares held include shares held by the following Onex entities: 1597257 Ontario, Inc., 1,164,320 shares; Onex Partners II LP, 29,875,678 shares; Onex Partners II GP LP, 346,800 shares; Onex US Principals LP, 583,855 shares; and Onex HBI Holdings II Limited S.a.r.l., 20,029,347 shares. Voting and investment decisions with regard to all of the HBI shares held by the Onex entities are made by Onex Corporation.
(5)	Messrs. Mehra and Daly are Managing Directors of Goldman, Sachs & Co. and disclaim beneficial ownership of shares held by the GS Funds except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(6)	Includes 10,000 shares underlying stock options General Barents hold that are exercisable or will become exercisable within 60 days of February 25, 2009.
(7)	Includes 10,000 shares underlying stock options General Cook hold that are exercisable or will become exercisable within 60 days of February 25, 2009.
(8)	Messrs. Hirsch and Wright disclaim beneficial ownership of shares held by the Onex entities except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(9)	Includes 18,000 shares underlying stock options Mr. Mullin holds that are currently exercisable or will become exercisable within 60 days of February 25, 2009.
(10)	Includes 791,226.2 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2009 and 124,934.4 shares of common stock that Mr. Schuster has the obligation to purchase in accordance with the terms of his Employment Agreement.
(11)	Includes 11,562.2 shares of restricted stock, as to all of which Mr. Hatt has voting power, and 113,063.9 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2009.
(12)	Includes 8,360.4 shares of restricted stock, as to all of which Mr. Jiwanlal has voting power, and 65,297.4 shares underlying stock options that are currently exercisable or exercisable within 60 days of February 25, 2009.
(13)	Includes 47,500 shares underlying stock options Mr. Nguyen holds that are currently exercisable or will become exercisable within 60 days of February 25, 2009.
(14)	Includes 5,756.4 shares of restricted stock, as to all of which Mr. Sanders has voting power, and 114,415.2 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2009.
(15)	Includes 53,311.6 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2009.
(16)	Includes 1,320,802.6 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2009.

Item 13.	Certain Relationships and Related Transactions

Hawker Beechcraft, Inc. Employee Equity Investment Plan

Hawker Beechcraft Corporation (“HBC”), the principal operating subsidiary of HBAC, had Employment Agreements with James E. Schuster, CEO, and James K. Sanders, who was then HBC’s Vice President and Chief Financial Officer. Among other things, the Employment Agreements provided that, with the executive officers’ consent, up to 50 percent of the executives’ annual bonuses could be paid in common stock of Hawker Beechcraft, Inc. (“HBI”), HBAC’s parent company. Annual bonuses are paid to all HBAC and HBC executive officers under the Hawker Beechcraft Management Incentive Plan (“MIP”). Following the payment of bonuses under the MIP, the Board of Directors of HBI determined to provide all executive officers the opportunity to invest up to an amount equal to 50 percent of their respective MIP bonuses in HBI common stock at a purchase price of $12.50 per share. On March 28, 2008, the following additional investments were made by certain executive officers who elected to make additional investments:

Name	Number of Shares Purchased	Aggregate Purchase Price
James K. Sanders	10,000	$125,000
Sharad B. Jiwanlal	8,000	100,000
Giap Thanh Nguyen	4,000	50,000
Edgar R. Nelson	2,000	25,000
Gail E. Lehman	2,500	31,250
William E. Brown	1,000	12,500

Amended and Restated Shareholders Agreement

The Amended and Restated Shareholders Agreement among the GS entities, the Onex entities and the management HBI shareholders described in Item 10 above under “Directors and Executive Officers of HBI” includes limitations on the transferability of the parties’ respective holdings of HBI equity securities. In addition, the agreement generally provides preemptive rights to the parties with respect to new issues of HBI equity securities; the right to participate in sales of HBI shares by the GS entities or the Onex entities; and the right of the holders of at least 65% of HBI common stock who wish to sell all of their HBI equity securities to compel the other holders to sell all of their HBI equity securities.

In addition, the Amended and Restated Shareholders Agreement provides certain demand registration rights to the GS entities and the Onex entities and piggyback registration rights to the parties to the agreement. The agreement generally also provides to HBI the ability to purchase shares held by a management shareholder upon termination of the management shareholder’s employment and provides a management shareholder the right to sell his or her HBI shares to HBI upon termination of his or her employment, if HBI elects to repurchase the shares. The agreement also requires the consent of the GS and Onex entities in connection with a variety of material corporate transactions, and the consent of the GS entities with respect to specified strategic planning, budgeting, contractual and business expansion matters.

Some of the provisions of the Amended and Restated Shareholders Agreement described above will terminate upon an initial public offering of equity securities of HBI or any of its subsidiaries.

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

Goldman Sachs Credit Partners L.P. (“GSCP”) is an affiliate of the Goldman Sachs entities that collectively own approximately 49% of the HBI common stock. In December 2008, upon approval by the respective Boards of Directors and Sole Member (in the case of HBAC), HBAC, HBI and a subsidiary of HBC engaged GSCP to provide services in connection with amending the Credit Agreement. We paid GSCP fees of $0.5 million in December 2008 for these services, an amount that was more favorable to us than amounts that are customarily charged by our credit agreement agent. We consider the transaction an arms-length transaction.

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

Related Party Transaction Limitations

The Amended and Restated Shareholders Agreement provides that, unless approved by one of the outside directors, we will not enter into any transaction with an HBI shareholder or any of the shareholder’s affiliates. This prohibition, which relates to the GS entities, the Onex entities, all HBI directors and the named executive officers, does not apply to the following transactions:

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

In addition, HBI has a conflict of interest policy covering, among others, employees and HBI directors, including the named executive officers. If a person covered by the policy is involved in any current or contemplated financial or other interest, relationship, transaction, activity or situation which gives rise to an actual or potential conflict of interest, the person must report the conflict of interest to the Ethics Officer designated by HBI. In the case of employees, our Vice President, General Counsel has the authority regarding determinations, resolutions and corrective actions with respect to conflicts of interest. With regard to HBI directors, our Vice President, General Counsel will consult with members of management reporting directly to the Chief Executive Officer as necessary to address any conflicts.

Under the policy, a “conflict of interest” generally may exist when a person covered by the policy has a direct or indirect personal interest in a transaction or situation that appears to affect his or her judgment and divides his or her loyalties between two or more competing interests. For the purposes of determining whether a conflict of interest exists, a family member’s activities and interests will be deemed to be the same as those of the person covered by the policy. Family members include spouses or domestic partners, parents, grandparents, or an individual who acts in any of those capacities, children or grandchildren (including through adoptive or foster relationships), siblings, dependent relatives or those similar relationships created by marriage (in-laws).

Item 14.	Principal Accountant Fees and Services

INDEPENDENT AUDITORS: AUDIT AND NON-AUDIT FEES

The following table sets forth the fees and expenses billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and all other services rendered for the year ended December 31, 2008 and the nine months ended December 31, 2007:

(In millions)	2008	2007
Audit Fees(1)	$2.2	$3.2
Audit-Related Fees(2)	0.2	0.4
Tax Fees(3)	0.4	0.2
All Other Fees	—	—

Total	$2.8	$3.8

(1)	Represents fees and expenses for professional services provided in connection with the audit of our annual audited financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of Hawker Beechcraft’s financial statements and not reported under “Audit Fees.” For 2008, these fees were primarily for audits of financial statements of employee benefit plans and airport authority lease audits. For 2007, these fees were primarily for audits of financial statements of employee benefit plans and advisory services for a potential divestiture.
(3)	Represents fees and expenses for tax compliance, tax advice or tax planning. For 2008, primarily relates to services relating to the research and development credit for domestic tax compliance and for an analysis of the transaction costs incurred as a result of the Acquisition. For 2007, primarily relates to services relating to the research and development credit for domestic tax compliance.

The Audit Committee approves in advance all audit and non-audit services to be provided by the independent auditors. The Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve services. Any such pre-approvals are disclosed to and reviewed by the Audit Committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements of Hawker Beechcraft Acquisition Company, LLC, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Statements of Financial Position at December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007, the Three Months Ended March 25, 2007 and the Year Ended December 31, 2006

•

Consolidated Statements of Equity and Other Comprehensive Income for the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007, the Three Months Ended March 25, 2007 and the Year Ended December 31, 2006

•	Consolidated Statements of Cash Flows for the Year Ended December 31, 2008, the Nine Months Ended December 31, 2007, the Three Months Ended March 25, 2007 and the Year Ended December 31, 2006

•	Notes to Consolidated Financial Statements

•	Reports of PricewaterhouseCoopers LLP on the Company’s financial statements filed as a part hereof are included in Item 8 of this Form 10-K.

(2)	List of financial statement schedules:

•	Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 333-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

Exhibit Number	Description

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

4.5	Instrument of Resignation, Appointment and Acceptance, dated as of October 15, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Deutsche Bank National Trust Company, and Wells Fargo Bank, N.A. (8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK Election Notes due 2015, and 9.750% Senior Subordinated Notes due 2017) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008).

10.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.2**	First Amendment to Credit Agreement, dated as of December 18, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft, Inc. and Hawker Beechcraft, Limited (collectively, the “Borrowers”) the financial institutions party thereto, as the Lenders, the Guarantors from time to time party thereto, Credit Suisse, as Administrative Agent and Collateral Agent and Goldman Sachs Credit Partners, L.P., as Auction Manager.

10.3	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the subsidiary parties named therein, and Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.4	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James E. Schuster (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

Exhibit Number	Description

10.6.2	*Stock Purchase Agreement, dated March 26, 2007, by and between Hawker Beechcraft, Inc. and James E. Schuster (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.3	*Letter Agreement Relating to Retention Bonus, dated July 27, 2006, by and between Raytheon Company and James E. Schuster (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.4	*Amendment to Employment Agreement of James E. Schuster, dated as of May 9, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.7	*Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.8	*Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Time Vesting) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.10.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Performance Vesting A) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.11.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.11.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Performance Vesting B) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.12.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James K. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.12.2	*Amendment to Employment Agreement of James K. Sanders, dated as of May 9, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2008).

10.13	*Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.14	*Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.1	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

Exhibit Number	Description

10.15.2	*Form of 2008 Hawker Beechcraft, Inc. Employee Equity Investment Plan Subscription Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.16	*Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement Relating to 2007 option grants to certain directors (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.18.1	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.18.2	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan as amended and restated April 23, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2008).

10.19	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.20	*Hawker Beechcraft Corporation Excess Pension Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.21.1	*Hawker Beechcraft, Inc. Employee Equity Investment Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.21.2	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan as amended and restated May 9, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2008).

10.22**	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc. and Edgar R. Nelson, dated as of November 19, 2008.

10.23.1**	*Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of November 21, 2008.

10.23.2**	*Amended and Restated Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of February 19, 2009.

10.24**	*Letter Agreement, by and between Hawker Beechcraft Corporation and James K. Sanders, dated as of December 18, 2008.

10.25.1**	*Hawker Beechcraft Savings and Investment Plan.

10.25.2**	*First Amendment, dated as of December 30, 2008 to Hawker Beechcraft Savings and Investment Plan.

10.26	*Form of 2008 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

Exhibit Number	Description

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	Vice President and Controller	February 25, 2009
James D. Knight	(Principal Accounting Officer)

/s/ Sidney E. Anderson	Vice President and Chief	February 25, 2009
Sidney E. Anderson	Financial Officer
(Principal Financial Officer)

/s/ James E. Schuster	President	February 25, 2009
James E. Schuster	(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	(Principal Accounting Officer)	February 25, 2009
James D. Knight

/s/ Sidney E. Anderson	Vice President and Chief	February 25, 2009
Sidney E. Anderson	Financial Officer; Director
(Principal Financial Officer)

/s/ James E. Schuster	Chief Executive Officer	February 25, 2009
James E. Schuster	(Principal Executive Officer)

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 333-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

4.5	Instrument of Resignation, Appointment and Acceptance, dated as of October 15, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Deutsche Bank National Trust Company, and Wells Fargo Bank, N.A. (8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK Election Notes due 2015, and 9.750% Senior Subordinated Notes due 2017) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008).

10.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.2**	First Amendment to Credit Agreement, dated as of December 18, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft, Inc. and Hawker Beechcraft, Limited (collectively, the “Borrowers”) the financial institutions party thereto, as the Lenders, the Guarantors from time to time party thereto, Credit Suisse, as Administrative Agent and Collateral Agent and Goldman Sachs Credit Partners, L.P., as Auction Manager.

10.3	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the subsidiary parties named therein, and Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.4	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James E. Schuster (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.2	*Stock Purchase Agreement, dated March 26, 2007, by and between Hawker Beechcraft, Inc. and James E. Schuster (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.3	*Letter Agreement Relating to Retention Bonus, dated July 27, 2006, by and between Raytheon Company and James E. Schuster (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.4	*Amendment to Employment Agreement of James E. Schuster, dated as of May 9, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.7	*Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.8	*Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Time Vesting) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.10.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Performance Vesting A) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.11.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.11.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Performance Vesting B) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.12.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James K. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.12.2	*Amendment to Employment Agreement of James K. Sanders, dated as of May 9, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2008).

10.13	*Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.14	*Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.1	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.2	*Form of 2008 Hawker Beechcraft, Inc. Employee Equity Investment Plan Subscription Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.16	*Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement Relating to 2007 option grants to certain directors (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.18.1	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.18.2	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan as amended and restated April 23, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2008).

10.19	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.20	*Hawker Beechcraft Corporation Excess Pension Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.21.1	*Hawker Beechcraft, Inc. Employee Equity Investment Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.21.2	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan as amended and restated May 9, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2008).

10.22**	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc. and Edgar R. Nelson, dated as of November 19, 2008.

10.23.1**	*Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of November 21, 2008.

10.23.2**	*Amended and Restated Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of February 19, 2009.

10.24**	*Letter Agreement, by and between Hawker Beechcraft Corporation and James K. Sanders, dated as of December 18, 2008.

10.25.1**	*Hawker Beechcraft Savings and Investment Plan.

10.25.2**	*First Amendment, dated as of December 30, 2008 to Hawker Beechcraft Savings and Investment Plan.

10.26	*Form of 2008 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.

SCHEDULE II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance	$5.5	$2.1	$2.0	$4.4
Charge to costs and expenses	1.0	4.1	0.5	1.3
Write-offs net of recoveries(1)	(2.6)	(0.7)	(0.4)	(3.7)

Ending balance	$3.9	$5.5	$2.1	$2.0

(1)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

Excess and Inactive Inventory Reserves

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance(1)	$3.4	$—	$73.9	$78.1
Charge to costs and expenses	10.9	3.4	1.1	13.2
Write-offs net of recoveries	(0.7)	—	(1.4)	(17.4)

Ending balance	$13.6	$3.4	$73.6	$73.9

(1)	The ending balance as of March 25, 2007 was eliminated in purchase accounting as a result of the Acquisition.

Tax Valuation Allowance

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance	$6.7	$—	$—	$—
Charge to costs and expenses	276.2	6.7	—	—
Write-offs net of recoveries	(6.7)	—	—	—

Ending balance	$276.2	$6.7	$—	$—

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”

II-1