Form 10-Q
period 2009-03-29
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2009-05-05
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No membership interests in Hawker Beechcraft Acquisition Company, LLC, and no common shares of Hawker Beechcraft Notes Company are held by non-affiliates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	March 29, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$72.3	$377.6
Accounts and notes receivable, net	97.4	103.0
Unbilled revenue	47.2	35.9
Inventories, net	1,900.9	1,782.3
Prepaid expenses and other current assets	19.0	32.5

Total current assets	2,136.8	2,331.3

Property, plant and equipment, net	627.7	641.8
Goodwill	599.6	599.6
Intangible assets, net	1,031.5	1,049.5
Non-current deferred income tax asset, net	—	7.5
Other assets, net	59.7	65.4

Total assets	$4,455.3	$4,695.1

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$92.4	$126.6
Advance payments and billings in excess of costs incurred	508.1	507.4
Accounts payable	313.2	404.3
Accrued salaries and wages	54.1	56.6
Current deferred income tax liability, net	29.8	29.2
Accrued interest payable	49.8	25.9
Other accrued expenses	266.9	280.3

Total current liabilities	1,314.3	1,430.3

Long-term debt	2,142.2	2,364.2
Accrued retiree benefits and other long-term liabilities	443.0	450.9
Non-current deferred income tax liability, net	12.8	—

Total liabilities	3,912.3	4,245.4

Paid-in capital	997.3	996.8
Accumulated other comprehensive loss	(382.1)	(408.0)
Retained deficit	(72.2)	(139.1)

Total equity	543.0	449.7

Total liabilities and equity	$4,455.3	$4,695.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Sales:
Aircraft and parts	$499.1	$531.5
Services	38.5	45.0

Total sales	537.6	576.5

Cost of sales:
Aircraft and parts	451.3	453.8
Services	33.3	38.9

Total cost of sales	484.6	492.7

Gross profit	53.0	83.8

Restructuring expenses	13.6	—
Selling, general and administrative expenses	52.5	59.4
Research and development expenses	28.1	25.9

Operating loss	(41.2)	(1.5)

Interest expense	45.4	51.4
Interest income	(0.5)	(3.8)
Gain on debt repurchase, net	(177.0)	—
Other (income) expense, net	(0.7)	0.2

Non-operating (income) expense, net	(132.8)	47.8

Income (loss) before taxes	91.6	(49.3)

Provision for (benefit from) income taxes	24.7	(18.0)

Net income (loss)	$66.9	$(31.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2008 - March 29, 2009

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2008	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	7.6			7.6
Net loss		(139.9)		(139.9)	$(139.9)
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits			(276.1)	(276.1)	(276.1)
Prior service cost			(28.4)	(28.4)	(28.4)
Unrealized loss on cash flow hedges			(112.9)	(112.9)	(112.9)
Foreign currency translation adjustments			(5.0)	(5.0)	(5.0)

Total comprehensive loss					$(562.3)

Balance at December 31, 2008	$996.8	$(139.1)	$(408.0)	$449.7
Stock-based compensation	0.5			0.5
Net income		66.9		66.9	$66.9
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			0.1	0.1	0.1
Unrealized loss on cash flow hedges			(7.2)	(7.2)	(7.2)
Realized losses due to de-designation of cash flow hedges			17.6	17.6
Reclassification of unrealized losses due to maturities			17.4	17.4	17.4
Foreign currency translation adjustments			(2.0)	(2.0)	(2.0)

Total comprehensive income					$75.2

Balance at March 29, 2009	$997.3	$(72.2)	$(382.1)	$543.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Cash flows from operating activities:
Net income (loss)	$66.9	$(31.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22.9	21.7
Amortization of intangible assets	18.4	17.1
Amortization of debt issuance costs	2.4	2.4
Amortization of deferred compensation	0.1	1.5
Stock-based compensation	0.5	3.3
Current and deferred income taxes	27.3	(19.2)
Gain on repurchase of long-term debt, net of write-off of debt issuance costs	(177.0)	—

Changes in assets and liabilities:
Accounts receivable, net	5.6	9.5
Unbilled revenue, advanced payments and billings in excess of costs incurred	(10.6)	23.3
Inventories, net	(69.4)	(224.6)
Prepaid expenses and other current assets	13.1	(1.6)
Accounts payable	(91.1)	(7.6)
Accrued salaries and wages	(2.5)	(7.3)
Other accrued expenses	5.1	33.5
Pension and other changes, net	17.9	0.4
Income taxes payable	(0.8)	(3.0)

Net cash used in operating activities	(171.2)	(181.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12.3)	(10.1)
Additions to computer software	(0.4)	(0.8)
Proceeds from sale of property, plant and equipment	0.3	—

Net cash used in investing activities	(12.4)	(10.9)

Cash flows from financing activities:
Payment of notes payable	(80.2)	(42.3)
Debt repurchase	(41.0)	—

Net cash used in financing activities	(121.2)	(42.3)

Effect of exchange rates on cash and cash equivalents	(0.5)	0.1

Net decrease in cash and cash equivalents	(305.3)	(235.0)
Cash and cash equivalents at beginning of period	377.6	569.5

Cash and cash equivalents at end of period	$72.3	$334.5

Supplemental Disclosures:
Cash paid for interest	$8.9	$—
Cash paid for income taxes	0.8	3.8
Net non-cash transfers (from) to property, plant and equipment	(3.2)	20.3
Inventories acquired through issuance of notes	46.0	46.7

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

Certain reclassifications have been made to prior period financial statements and notes to conform to the current period presentation. We have determined that our deferred tax asset and deferred tax liability balances were misclassified in our December 31, 2008 Statement of Financial Position as included in our 2008 Annual Report on Form 10-K. This misclassification did not impact either the Statements of Operations or Cash Flows for any period presented. We have also concluded this misclassification was not material to the consolidated financial statements for the year ended December 31, 2008. We have corrected the prior period presentation of these balances in this quarterly report on Form 10-Q. The table below shows the original and corrected presentation of these balances:

	At December 31, 2008
(In millions)	As Reported	As Adjusted
Balance Sheet Items
Current deferred income tax asset	$43.2	$—
Non-current deferred income tax asset	91.6	7.5

Total Assets	$4,822.4	$4,695.1

Current deferred income tax liability	$72.4	$29.2
Non-current deferred income tax liability	84.1	—
Total Liabilities	4,372.7	4,245.4
Total Equity	449.7	449.7

Total Liabilities and Equity	$4,822.4	$4,695.1

The unaudited condensed consolidated statement of financial position as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. As discussed in Note 3, we adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our consolidated financial position or results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 in February 2008. FSP 157-1 amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The impact of adoption of FSP 157-1 and FSP 157-2 did not have a material impact on our financial position and results of operations.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The impact of adoption of SFAS 160 did not have a material impact on our financial position and results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) concluded on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have a material impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This accounting standard was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a material impact on our financial position and results of operations.

In March 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly.” The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and we do not believe the adoption will have a material effect on our financial position or results of operations.

In January 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (the “Codification”), which is effective July 1, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. We do not expect the Codification to have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after March 29, 2009 are not expected to have a material effect on our financial position or results of operations.

3. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. We performed an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	March 29, 2009			December 31, 2008
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$53.2	$—	$—	$342.6	$—	$—
Foreign currency forward contracts	—	—	—	$—	$0.7	$—

Total assets	$53.2	$—	$—	$342.6	$0.7	$—

Liabilities
Derivative liabilities	$—	$137.1	$—	$—	$155.4	$—

Total liabilities	$—	$137.1	$—	$—	$155.4	$—

The foreign currency forward contracts and the interest rate swap were recorded at fair value in our statement of financial position as follows:

	March 29, 2009		December 31, 2008
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swap	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$—	$—	$0.7	$—
Other accrued expenses-current	(86.5)	$—	(89.9)	—
Other long-term liabilities	(26.0)	(24.6)	(39.2)	(26.3)

Net derivative liability	$(112.5)	$(24.6)	$(128.4)	$(26.3)

Derivative financial instruments are valued using an income valuation approach. The fair value of the foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of the interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate yield curve. The fair value measurements also incorporate credit risk. For derivatives in a liability position, we incorporated our own credit risk, and, for derivatives in an asset position, the counterparty’s credit risk is incorporated. To measure credit risk, we modify our discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from third-party pricing services. These inputs are derived principally from, or corroborated by, other observable market data and are therefore considered to be Level 2 inputs. Our valuations do not include any significant Level 3, or unobservable, inputs.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Product Warranty

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

Activity related to commercial aircraft and part warranty provisions was as follows:

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Beginning balance	$67.3	$60.8
Accrual for aircraft and part deliveries	3.5	5.5
Reversals related to prior period deliveries	(0.6)	(0.5)
Warranty services provided	(4.7)	(5.3)

Ending balance	$65.5	$60.5

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

5. Inventories, net

Inventories consisted of the following:

(In millions)	March 29, 2009	December 31, 2008
Finished goods	$226.5	$254.3
Work in process	1,219.4	1,038.0
Materials and purchased parts	455.0	490.0

Total	$1,900.9	$1,782.3

Net non-cash transfers of $3.2 million for the three months ended March 29, 2009 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory. Net non-cash transfers of $5.7 million for the three months ended March 30, 2008 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from inventory to property, plant, and equipment.

6. Derivatives and Hedging Activities

We use derivative instruments in the form of foreign currency forward contracts and interest rate swap contracts to hedge our economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates, and, when allowable, we designate these instruments as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Our derivative instruments are executed with creditworthy institutions, and we do not hold or issue derivative instruments for trading or speculative purposes.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted U.K. pound sterling inventory purchases. Notional amounts outstanding at March 29, 2009 and March 30, 2008 based on contract rates were $499.5 million and $622.7 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at March 29, 2009 extend through January 2011. For the three months ended March 29, 2009, the net gain recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated in a hedging relationship was insignificant. At March 29, 2009, approximately $59.9 million of net losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

As discussed in Note 7, we announced our intention to decrease aircraft production rates in anticipation of reduced demand for new aircraft due to weakness in the overall economy. As a result, we discontinued cash flow hedge accounting for foreign currency forward contracts where the forecasted transactions are no longer probable, which resulted in $16.1 million of unrealized losses on foreign currency forward contracts being reclassified from accumulated other comprehensive income to earnings for the three months ended March 29, 2009. We will purchase offsetting foreign currency forward contracts as market conditions allow. We will continue to record the change in fair value of these foreign currency forward contracts in earnings until our positions can be terminated.

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

For the three months ended March 29, 2009, we reclassified a loss of $1.5 million from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the three months ended March 29, 2009, no ineffectiveness was recognized for the new hedging relationship. At March 29, 2009, a loss of approximately $5.1 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables disclose the effects derivative instruments have on our statements of financial position, operations, and cash flows:

Fair Values of Derivative Instruments

	Liability Derivatives March 29, 2009
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$24.6

Foreign exchange contracts, current	Other accrued expenses	57.5

Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	23.5

Total derivatives designated as hedging instruments under SFAS 133		$105.6

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts, current	Other accrued expenses	$29.0

Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	2.5

Total derivatives not designated as hedging instruments under SFAS 133		$31.5

Total derivatives		$137.1

The Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Three months ended March 29, 2009		Three months ended March 29, 2009		Three months ended March 29, 2009

Interest rate contracts	$5.8	Interest expense, net	$—	Interest expense, net	$—
Foreign exchange contracts	(13.0)	Cost of sales	—	Cost of sales	—

Total	$(7.2)		$—		$—

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

		Three months ended March 29, 2009
Interest rate contracts	Interest expense, net	$(1.5)
Foreign exchange contracts	Cost of sales	(16.2)

Total		(17.7)

7.	Employee Separation

In February 2009, we announced work force reductions as a result of anticipated reduced aircraft production rates due to weakness in the overall economy and decreased demand in the general aviation industry. During the three months ended March 29, 2009, we recorded pre-tax restructuring costs of $13.6 million related to the estimated severance cost as a result of the work force reductions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows pre-tax charges for hourly and salaried employee separation actions for the three months ended March 29, 2009:

(In millions)	Three Months Ended March 29, 2009
Business and General Aviation	$12.6
Trainer Aircraft	0.6
Customer Support	0.4

Total	$13.6

The charges above exclude costs for pension and other benefits.

The accrual activity related to the separation actions is as follows:

(In millions)	Three Months Ended March 29, 2009
Beginning balance	$—
Accrual for severance costs	13.6
Payments made for severance costs	(8.7)

Ending balance	$4.9

On April 14, 2009, we notified our employees of likely further reductions in production volumes and in the size of our work force. The extent of the work force reductions is not yet quantified; however, we anticipate concluding our analysis of the necessary actions in the coming weeks.

8. Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	March 29, 2009	December 31, 2008
Short-term debt:
Notes payable	$79.4	$113.6
Current portion of long-term debt	13.0	13.0

Total short-term debt	$92.4	$126.6

Senior secured term loan due 2014	$1,277.2	$1,277.2
Senior fixed rate notes due 2015	272.0	400.0
Senior PIK-election notes due 2015	385.4	400.0
Senior subordinated notes due 2017	220.6	300.0

Total debt	2,155.2	2,377.2
Less current portion	13.0	13.0

Long-term debt	$2,142.2	$2,364.2

The average floating interest rate on the senior secured term loan was 2.80% and 2.79% at March 29, 2009 and December 31, 2008, respectively.

During the three months ended March 29, 2009 we purchased, at a significant discount, $222.0 million of our debt securities realizing a net gain of $177.0 million. We purchased $128.0 million of our Senior Fixed Rate Notes, $14.6 million of our Senior PIK-election Notes and $79.4 million of our Senior Subordinated Notes paying an aggregated total of $41.0 million. The net gain includes a $4.0 million charge to reduce the carrying value of deferred debt issuance cost for the portion related to the notes purchased. We also paid $8.9 million in accrued but previously unpaid interest on the notes purchased.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods, and we pay the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 1.85%. At March 29, 2009, we had $79.4 million of outstanding notes payable at a weighted-average interest rate of 3.62%. At December 31, 2008, we had $113.6 million of outstanding notes payable at a weighted-average interest rate of 3.62%. The issuance of these notes is treated as a non-cash financing transaction. $46.0 million and $46.7 million of notes were issued during the three months ended March 29, 2009 and March 30, 2008, respectively.

9. Income Taxes

We utilize the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We are included in the consolidated U.S. federal tax return of HBI. HBI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. There were no material changes to our uncertain tax positions during the three months ending March 29, 2009. We do not anticipate any material changes to our existing tax reserves to occur within the next twelve months.

We are not currently under audit with the Internal Revenue Service or any State taxing authorities.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of cancellation-of-indebtedness (“COD”) income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010. The COD income can be deferred for five years and then included in taxable income ratably over the next five years. We plan to defer the COD income on the purchase of our debt securities recorded in the financial statements for the period ending March 29, 2009.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. As of March 29, 2009, the estimated overall tax rate for the full year 2009 was 27.0%. Included in the estimated overall tax rate was the discrete item relating to the gain on the debt repurchase discussed above. The estimated annual effective tax rate, excluding discrete items, is negative 28.9%.

In the fourth quarter of 2008, we recorded a valuation allowance against the full amount of its net deferred tax asset at December 31, 2008 in the amount of $276.2 million. We provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. Our deferred tax asset valuation allowance decreased approximately $53.8 million during the three months ending March 29, 2009 to $222.4 million as of March 29, 2009. The decrease in the valuation allowance during the quarter was caused by the reduction in net deferred tax assets resulting from the deferral of the COD income. We intend to maintain the valuation allowance until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Service cost	$6.8	$5.9
Interest cost	14.2	13.1
Expected return on plan assets	(15.1)	(16.3)
Amortization of prior service cost	0.6	—
Amortization of net loss (gain)	1.8	(1.2)

Net amount recognized	$8.3	$1.5

The following table outlines the components of net periodic benefit cost for Other Benefits:

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Service cost	$0.1	$0.1
Interest cost	0.3	0.3

Amount recognized	$0.4	$0.4

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.4 million and $1.0 million, respectively, in 2009.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. We match (“HBAC Match”) employee contributions up to a maximum of four percent of eligible compensation. Total HBAC Match expense was $4.3 million and $5.1 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

We maintain a retirement income savings program (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $1.0 million and $0.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

11. Stock-Based Compensation

During the three months ended March 29, 2009, the company’s new Chief Executive Officer was granted 621,875 service-vesting stock options, 621,875 performance-vesting stock options, and 125,000 restricted stock units in HBI. We applied the fair value provisions of SFAS No. 123(R), Share-Based Payment, to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Service Vesting	Performance Vesting
Expected term in years	6.5	6.5
Expected volatility	41.3%	40.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	2.5%

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The expected term represents the period of time the options are expected to be outstanding and was determined for new grants using the simplified method. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of the award. The expected volatility assumption was calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over a period that approximates the expected term of the option granted.

Stock option activity for the three months ended March 29, 2009 was as follows:

Service Vesting	Number of Options
Nonvested at December 31, 2008	2,986,724
Granted	621,875
Exercised	—
Forefeited or expired	(74,239)

Outstanding at March 29, 2009	3,534,360

Performance Vesting	Number of Options
Nonvested at December 31, 2008	3,056,104
Granted	621,875
Exercised	—
Forefeited or expired	(143,670)

Outstanding at March 29, 2009	3,534,309

Restricted share activity for the three months ended March 29, 2009 was as follows:

Restricted Shares	Number of Shares
Nonvested at December 31, 2008	98,687
Granted	125,000
Vested	—
Forfeited	—

Nonvested at March 29, 2008	223,687

We recognized stock-based compensation expense of $0.5 million for the three months ended March 29, 2009.

12. Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $5.9 million and $4.2 million for the three months ended March 29, 2009 and March 30, 2008, respectively. Advance payments to Spirit for goods not yet received were $8.4 million and $10.7 million at March 29, 2009 and December 31, 2008, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L. P. has entered into an interest rate swap with the Company. In addition, Goldman, Sachs & Co. will serve as Dealer Manager for the tender offer to purchase a portion of our Senior Notes and Senior Subordinated Notes as discussed further in the Liquidity and Capital Resources section of Item 2 of this Form 10-Q and will be paid customary fees for this service.

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

13. Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $3.5 million and $1.8 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $23.1 million and $23.7 million at March 29, 2009 and December 31, 2008, respectively, extending through 2026.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $29.7 million and $40.9 million were required under these contracts at March 29, 2009 and December 31, 2008, respectively. The current commitments relate primarily to plans to expand our existing service center in Indianapolis, Indiana, and open a new service center in Mesa, Arizona, much of which we expect will be funded by proceeds from the future issuance of Airport Special Purpose Revenue Bonds, and to purchase new tooling and machinery.

We retain a portion of the liability for losses and expenses for aircraft product liability. In March 2009, in connection with our insurance renewal, we elected to increase our retained liability from $5 million per occurrence to $10 million per occurrence based on our evaluation of risks involved. The maximum liability of $20 million per fiscal year remains unchanged. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $12.9 million and $11.2 million at March 29, 2009 and December 31, 2008, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $152.1 million, $86.6 million and $1.1 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 29, 2009, respectively, and $151.9 million, $89.8 million and $1.2 million were outstanding at December 31, 2008, respectively. These instruments expire on various dates through 2016.

We are subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of its investment in new aircraft.

As a defense contractor, we are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect our financial position or results of operations.

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

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation was focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King Air aircraft delivered to the government. HBAC cooperated with the government’s investigation. On March 26, 2009, the United States Attorney’s Office for the District of Kansas filed a Notice in the United States District Court for the District of Kansas informing the Court that the United States declined to intervene in a qui tam lawsuit relating to the FCA investigation. The U.S. Attorney’s Notice to the Court further asserted that the government retains the right to intervene in the FCA qui tam action and that no settlement of that action can occur without the government’s consent. The Court directed that the Second Amended Complaint in the qui tam lawsuit be unsealed. On April 13, 2009, the qui tam relators filed a Third Amended Complaint. The qui tam lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleges FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company). The lawsuit also alleges FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (an HBAC supplier) and various affiliates of TECT. The Third Amended Complaint does not quantify the damages alleged against HBAC. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. The matter is now pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce in Paris initiating proceedings against HBAC. In the RFA, Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations. Airbus further alleges that it made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged commitments from HBAC to make the claimed expanded volume of purchases. Airbus claims damages in an amount in excess of 40 million pounds sterling. HBAC expects to file its Answer to the RFA in the middle of May, 2009. HBAC denies the material allegations of the RFA and will vigorously contest Airbus’s claims.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

While some working capital accounts are maintained on a segment basis, much of our assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, other assets, non-current liabilities and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of our productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Segment financial results were as follows:

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
(In millions)
Sales
Business and General Aviation	$376.5	$425.0
Trainer Aircraft	80.8	77.3
Customer Support	103.8	137.7
Eliminations	(23.5)	(63.5)

Total	$537.6	$576.5

(In millions)
Operating Income (Loss)
Business and General Aviation	$(60.2)	$(24.5)
Trainer Aircraft	0.9	4.3
Customer Support	18.1	18.8
Eliminations	—	(0.1)

Total	$(41.2)	$(1.5)

Intersegment sales for the three months ended March 29, 2009 were $12.6 million for Business and General Aviation and $10.9 million for Customer Support. Intersegment sales for the three months ended March 30, 2008 were $51.4 million for Business and General Aviation and $12.1 million for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

15. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by us. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of March 29, 2009 and December 31, 2008; Condensed Consolidating Statements of Operations for the three months ended March 29, 2009 and the three months ended March 30, 2008; Condensed Consolidating Statements of Cash Flows for the three months ended March 29, 2009 and the three months ended March 30, 2008.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of March 29, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$65.8	$(0.1)	$6.6	$—	$72.3
Accounts and notes receivable, net	—	91.4	6.0	—	97.4
Intercompany receivables	—	13.2	1.3	(14.5)	—
Unbilled revenue	—	32.3	14.9	—	47.2
Inventories, net	—	1,893.8	7.1	—	1,900.9
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.7	(25.4)	1.7	—	19.0

Total current assets	108.5	2,005.2	37.6	(14.5)	2,136.8

Property, plant and equipment, net	18.3	606.2	3.2	—	627.7
Investment in subsidiaries	2,477.2	—	—	(2,477.2)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,030.8	0.7	—	1,031.5
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	48.8	10.9	—	—	59.7

Total assets	$2,652.8	$4,252.7	$41.5	$(2,491.7)	$4,455.3

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$92.4	$—	$—	$—	$92.4
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	496.3	11.8	—	508.1
Accounts payable	12.4	305.0	5.4	(9.6)	313.2
Accrued salaries and wages	—	53.5	0.6	—	54.1
Current deferred income tax liability	29.8	—	—	—	29.8
Accrued interest payable	47.8	2.0	—	—	49.8
Other accrued expenses	(7.2)	266.1	8.0	—	266.9

Total current liabilities	98.4	1,199.7	25.8	(9.6)	1,314.3

Long-term debt	2,142.2	—	—	—	2,142.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	137.1	(142.6)	10.4	(4.9)	—
Accrued retiree benefits and other long-term liabilities	24.6	418.4	—	—	443.0
Non-current deferred income tax liability	—	12.8	—	—	12.8

Total liabilities	2,109.8	1,780.8	36.2	(14.5)	3,912.3

Total equity	543.0	2,471.9	5.3	(2,477.2)	543.0

Total liabilities and equity	$2,652.8	$4,252.7	$41.5	$(2,491.7)	$4,455.3

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$370.9	$0.3	$6.4	$—	$377.6
Accounts and notes receivable, net	0.3	98.8	3.9	—	103.0
Intercompany receivables	—	14.6	2.1	(16.7)	—
Unbilled revenue	—	26.4	9.5	—	35.9
Inventories, net	—	1,773.3	9.0	—	1,782.3
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.9	(12.0)	1.6	—	32.5

Total current assets	414.1	1,901.4	32.5	(16.7)	2,331.3

Property, plant and equipment, net	18.4	620.4	3.0	—	641.8
Investment in subsidiaries	2,499.6	—	—	(2,499.6)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,048.8	0.7	—	1,049.5
Non-current deferred income tax asset	29.5	(22.0)	—	—	7.5
Other assets, net	55.1	10.3	—	—	65.4

Total assets	$3,016.7	$4,158.5	$36.2	$(2,516.3)	$4,695.1

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$—	$—	$—	$126.6
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	505.8	1.6	—	507.4
Accounts payable	67.0	346.0	3.3	(12.0)	404.3
Accrued salaries and wages	—	55.0	1.6	—	56.6
Current deferred income tax liability	29.2	—	—	—	29.2
Accrued interest payable	25.3	0.6	—	—	25.9
Other accrued expenses	(9.6)	274.5	15.4	—	280.3

Total current liabilities	161.7	1,258.7	21.9	(12.0)	1,430.3

Long-term debt	2,364.2	—	—	—	2,364.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	307.3	(312.0)	9.4	(4.7)	—
Accrued retiree benefits and other long-term liabilities	26.3	424.6	—	—	450.9
Non-current deferred income tax liability	—	—	—	—	—

Total liabilities	2,567.0	1,663.8	31.3	(16.7)	4,245.4

Total equity	449.7	2,494.7	4.9	(2,499.6)	449.7

Total liabilities and equity	$3,016.7	$4,158.5	$36.2	$(2,516.3)	$4,695.1

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 29, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$560.8	$18.9	$(42.1)	$537.6
Cost of sales	—	510.5	16.2	(42.1)	484.6

Gross profit	—	50.3	2.7	—	53.0

Restructuring expenses	—	13.6	—	—	13.6
Selling, general and administrative expenses	0.2	51.1	1.2	—	52.5
Research and development expenses	—	28.1	—	—	28.1

Operating (loss) income	(0.2)	(42.5)	1.5	—	(41.2)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense (income), net	43.7	1.2	—	—	44.9
Gain on debt repurchase, net	(177.0)	—	—	—	(177.0)
Other expense (income), net	—	(0.3)	(0.4)	—	(0.7)
Equity loss in subsidiaries	42.5	—	—	(42.5)	—

Non-operating (income) expense, net	(90.7)	0.8	(0.4)	(42.5)	(132.8)

Income (loss) before taxes	90.5	(43.3)	1.9	42.5	91.6

Provision for income taxes	23.6	0.1	1.0	—	24.7

Net income (loss)	$66.9	$(43.4)	$0.9	$42.5	$66.9

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 30, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$559.5	$20.6	$(3.6)	$576.5
Cost of sales	—	478.9	17.4	(3.6)	492.7

Gross Margin	—	80.6	3.2	—	83.8

Selling, general and administrative expenses	—	58.9	0.5	—	59.4

Research and development expenses	—	25.9	—	—	25.9

Operating (loss) income	—	(4.2)	2.7	—	(1.5)

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income), net	42.8	4.9	(0.1)	—	47.6
Other expense, net	—	—	0.2	—	0.2
Equity loss (income) in subsidiaries	7.5	—	—	(7.5)	—

Non-operating expense (income), net	50.2	5.0	0.1	(7.5)	47.8

(Loss) income before taxes	(50.2)	(9.2)	2.6	7.5	(49.3)

(Benefit from) provision for income taxes	(18.9)	—	0.9	—	(18.0)

Net (loss) income	$(31.3)	$(9.2)	$1.7	$7.5	$(31.3)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 29, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(13.7)	$(158.6)	$1.1	$—	$(171.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(10.9)	(1.4)	—	(12.3)
Additions to computer software	—	(0.4)	—	—	(0.4)
Proceeds from sale of property, plant and equipment	—	0.3	—	—	0.3

Net cash used in investing activities	—	(11.0)	(1.4)	—	(12.4)

Cash flows from financing activities:
Payment of notes payable	(80.2)	—	—	—	(80.2)
Debt repurchase	(41.0)	—	—	—	(41.0)
Net (repayments to) borrowings from Parent	(170.2)	169.2	1.0	—	—

Net cash (used in) provided by financing activities	(291.4)	169.2	1.0	—	(121.2)

Effect of exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)

Net (decrease) increase in cash and cash equivalents	(305.1)	(0.4)	0.2	—	(305.3)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$65.8	$(0.1)	$6.6	$—	$72.3

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 30, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(234.4)	$50.9	$1.6	$—	$(181.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(0.7)	(8.5)	(0.9)	—	(10.1)
Additions to computer software	—	(0.8)	—	—	(0.8)

Net cash used in investing activities	(0.7)	(9.3)	(0.9)	—	(10.9)

Cash flows from financing activities:
Payment of notes payable	—	(42.3)	—	—	(42.3)

Net cash used in financing activities	—	(42.3)	—	—	(42.3)

Effect of exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net (decrease) increase in cash and cash equivalents	(235.1)	(0.7)	0.8	—	(235.0)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$323.0	$—	$11.5	$—	$334.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three months ended March 29, 2009 and March 30, 2008 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC” or “the company”).

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

The general aviation industry has historically been a cyclical industry impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Historically, the general aviation industry has lagged behind changes in general economic conditions and corporate profit trends. As the current general economic environment has deteriorated, new order activity has declined, and order cancellations have increased. Consequently, while we believe that our backlog of $7.3 billion at March 29, 2009 continues to demonstrate solid market acceptance of our products, we do not believe 2009 new orders will reach recent year levels and expect backlog and customer deposits to decline in 2009.

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

In performance of our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter of 2008, we determined those assets were not impaired as of December 31, 2008. We have monitored events and market conditions during the quarter ended March 29, 2009 and determined there were no triggering events requiring additional impairment testing. However, if there was a significant downturn in our business, we could incur material impairment charges in future periods.

Recent Events Affecting our Results

During the three months ended March 29, 2009, we purchased, at a significant discount, $222.0 million of our debt securities, realizing a net gain of $177.0 million. We purchased $128.0 million of our Senior Fixed Rate Notes, $14.6 million of our Senior PIK-election Notes and $79.4 million of our Senior Subordinated Notes, paying an aggregated total of $41.0 million. The net gain includes a $4.0 million charge to reduce the carrying value of deferred debt issuance costs for the portion related to the notes purchased. We also paid $8.9 million in accrued but previously unpaid interest on the notes purchased.

On March 30, 2009, we notified holders of our Senior PIK-election Notes that we had elected to pay the October 2009 semi-annual interest payment on our Senior PIK-election Notes by increasing the principal value of the notes rather than by paying in cash. Such elections are available to the Company for each semi-annual interest period through April 1, 2011.

On January 20, 2009, we resumed deliveries of the T-6A Texan II (“T-6A”) military trainer. Deliveries had been suspended since June 6, 2008 pending resolution of quality issues with a supplier’s component.

In February 2009, we announced work force reductions as a result of anticipated reduced aircraft production rates due to the weakness in the overall economy and decreased demand in the general aviation industry. During the three months ended March 29, 2009, we recorded a charge of $13.6 million related to the estimated severance costs as a result of the work force reductions. On April 14, 2009, we notified our employees of likely further reductions in production volumes and in the size of our work force. The extent of the work force reductions is not yet quantified; however, we anticipate concluding our analysis of the necessary actions in the coming weeks.

Results of Operations

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Sales	$537.6	$576.5
Cost of sales	484.6	492.7

Gross profit	53.0	83.8

Restructuring expenses	13.6	—
Selling, general and administrative expenses	52.5	59.4
Research and development expenses	28.1	25.9

Operating loss	(41.2)	(1.5)

Interest expense	45.4	51.4
Interest income	(0.5)	(3.8)
Gain on debt repurchase, net	(177.0)	—
Other (income) expense, net	(0.7)	0.2

Non-operating (income) expense, net	(132.8)	47.8

Income (loss) before taxes	91.6	(49.3)
Provision for (benefit from) income taxes	24.7	(18.0)

Net income (loss)	$66.9	$(31.3)

Three Months Ended March 29, 2009 as Compared to the Three Months Ended March 30, 2008

Sales. As detailed in the table below, sales were $537.6 million for the three months ended March 29, 2009 compared to $576.5 million during the three months ended March 30, 2008.

Sales

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Business and General Aviation	$376.5	$425.0
Trainer Aircraft	80.8	77.3
Customer Support	103.8	137.7
Eliminations	(23.5)	(63.5)

Total	$537.6	$576.5

The $48.5 million decrease in Business and General Aviation sales is attributable to reduced aircraft deliveries as reflected in the aircraft unit delivery table below, as well as lower sales of parts to the Customer Support segment.

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Business and General Aviation
New Aircraft Deliveries
Hawker 4000	1	—
Hawker 900XP	5	6
Hawker 800XP/850XP	1	2
Hawker 750	5	—
Hawker 400XP	—	3
Premier	3	9
King Airs	29	29
Pistons	13	23

Total	57	72

Sales in the Trainer Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) contract with the U.S. Government. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. The $3.5 million increase in segment revenue is due to increased production volumes in support of resumed deliveries of the T-6A.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. The $33.9 million decrease in segment sales was primarily due to the sale of fuel and line operations in late 2008.

Operating Income. As detailed in the table below, operating loss was $41.2 million for the three months ended March 29, 2009 compared to an operating loss of $1.5 million for three months ended March 30, 2008. A large majority of the decline was in the Business and General Aviation segment which was impacted by decreased delivery volume, charges associated with used aircraft valuations and mark-to-market adjustments on foreign currency derivatives as well as a significant majority of the $13.6 million charge to record the estimated severance costs related to the work force reductions announced during the period.

Operating (Loss) Income

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Business and General Aviation	$(60.2)	$(24.5)
Trainer Aircraft	0.9	4.3
Customer Support	18.1	18.8
Eliminations	—	(0.1)

Total	$(41.2)	$(1.5)

Business and General Aviation segment operating loss was $60.2 million for the three months ended March 29, 2009 compared to an operating loss of $24.5 million for the three months ended March 30, 2008. During the three months ended March 29, 2009, the segment recorded a $25.3 million charge to reduce the carrying value of used aircraft inventory to current market values and a $16.1 million charge related to mark-to-market adjustments on foreign currency forward contracts no longer designated as cash flow hedges because the underlying purchase volumes are no longer expected to occur. In addition, $12.6 million of the total severance charge recorded during the three months ended March 29, 2009 related to this segment. Partially offsetting these declines was an $18.4 million charge related to early production Hawker 4000 units recorded during the three months ended March 30, 2008 for which there was no comparable charge in the current period.

Trainer Aircraft segment operating income was $0.9 million for the three months ended March 29, 2009 compared to $4.3 million for the three months ended March 30, 2008. The reduction is primarily due to increased research and development costs associated with development of derivatives of the T-6 aircraft as well as smaller profit adjustments on the JPATS program during the period. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $2.2 million were recorded during the three months ended March 30, 2008, compared to $1.5 million during the three months ended March 29, 2009.

Customer Support segment operating income was $18.1 million for the three months ended March 29, 2009 compared to $18.8 million for the three months ended March 30, 2008. Continued efficiencies within the parts distribution operation offset the operating income reduction caused by the sale of the fuel and line operations during late 2008.

Selling, general, and administrative expense totaled $52.5 million, or 9.8% of sales, for the three months ended March 29, 2009 compared to $59.4 million, or 10.3% of sales, for the three months ended March 30, 2008. The decrease was primarily related to lower Business and General Aviation segment selling expense as a result of decreased sales activity.

Research and development expense was $28.1 million for the three months ended March 29, 2009 compared to $25.9 million for the three months ended March 30, 2008. The increase is largely attributable to work on T-6 derivative products. Our research and development efforts continue to be directed towards a derivative aircraft strategy as well as ongoing certification activities related to the Hawker 4000.

Non-operating Income/Expense, net. Net non-operating income was $132.8 million for the three months ended March 29, 2009 compared to a net non-operating expense of $47.8 million for the three months ended March 30, 2008. Essentially all of the change is due to the $177.0 million net gain associated with the previously discussed purchase, at a significant discount, of $220.0 million of our debt securities. The remainder of net non-operating expense is comprised of interest expense associated with our debt. The debt repurchases will reduce interest expense in future periods.

Provision for Income Taxes. During the three months ended March 29, 2009, we purchased $220.0 million of our outstanding debt, realizing a net gain of $177.0 million. The $177.0 million gain was treated as discretely affecting the first quarter tax provision as opposed to being included in the effective annual tax rate. See Note 9 to the financial statements for additional information.

The estimated annual effective tax rate for the three months ended March 29, 2009, excluding the impact of cancellation of indebtedness income discussed above, was negative 28.9%. The effective tax rate for the three months ended March 29, 2009 was 27.0%, which includes the impact of the discrete item. The effective tax rate for the three months ended March 30, 2008 was 36.5%. The decline in the effective tax rate was due to the full valuation allowance recorded on our net deferred tax assets at December 31, 2008. The valuation allowance affects our current tax provision and effective tax rate by deferring tax benefits until management determines we have sufficient positive evidence related to sources of future taxable income to recognize those benefits.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
Net cash used in operating activities	$(171.2)	$(181.9)
Net cash used in investing activities	(12.4)	(10.9)
Net cash used in financing activities	(121.2)	(42.3)
Effect of exchange rates on cash and cash equivalents	(0.5)	0.1

Net decrease in cash and cash equivalents	$(305.3)	$(235.0)

Three Months Ended March 29, 2009. Net cash used in operating activities was $171.2 million. The net cash consumed was primarily due to increases in inventory associated with the reduced delivery volumes as well as reductions in customer deposits associated with a decline in new orders. In addition, accounts payable balances decreased significantly as amounts due vendors associated with higher activity in late 2008 were paid early in 2009.

Net cash used in investing activities of $12.4 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Net cash used in financing activities of $121.2 million represents payments on notes payable used to finance engine purchases as well as the cash used to purchase the Company’s debt securities as previously discussed.

Three Months Ended March 30, 2008. Net cash used in operating activities was $181.9 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates and the delay in Hawker 4000, Hawker 900XP, and Hawker 750 deliveries and the ongoing reduction in JPATS advance payments. Operating cash flow was positively affected by a financing arrangement created in 2007 with a third party that extends payment terms for engine purchases in exchange for short-term promissory notes and by an improvement in commercial aircraft deposits received.

Net cash used in investing activities of $10.9 million included capital expenditures of $10.1 million primarily related to tooling, facilities improvements and equipment used in the manufacturing process and additions to computer software of $0.8 million.

Net cash used in financing activities of $42.3 million during the three months ended March 30, 2008 represents payments on notes payable used to finance engine purchases.

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

As previously discussed, during the three months ended March 29, 2009, we purchased, at a significant discount, $128.0 million of our Senior Fixed Rate Notes, $14.6 million of our Senior PIK-election Notes and $79.4 million of our Senior Subordinated Notes.

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

We have substantial indebtedness. As of March 29, 2009, our total indebtedness was $2,234.6 million, including $79.4 million of short-term obligations payable to a third party under a financing arrangement. We also had an additional $400.0 million available for borrowing under our revolving credit facility, subject to the expected $35.0 million reduction in availability due to the Lehman bankruptcy discussed above, as well as up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our senior PIK-election notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. On March 30, 2009, we notified our noteholders that we had elected to pay the October 2009 semi-annual interest payment on our Senior PIK-election Notes by increasing the principal value of the notes rather than by paying in cash.

As of March 29, 2009, we continue to be in full compliance with all covenants contained in our debt agreements.

As of March 29, 2009 we had $72.3 million of cash and cash equivalents and no amounts were outstanding under the revolving credit facility. Since that date, we have fully drawn the $365.0 million available under the revolving credit facility and, as of May 4, 2009 had $299.0 million of cash and cash equivalents on hand, including amounts drawn under the revolving credit facility and no further availability under our revolving credit facility. Concurrently with the filing of this report, we announced the commencement of a tender offer to purchase a portion of our outstanding Senior Notes and Senior Subordinated Notes for an aggregate purchase price of up to $100.0 million not including any accrued but unpaid interest. We have reserved the right to increase the maximum amount of Senior Notes and Senior Subordinated Notes purchased in the tender offer. We intend to fund the purchase of the Senior Notes and Senior Subordinated Notes from cash and cash equivalents on hand, which includes amounts previously drawn under our revolving credit facility. Following the completion of the tender offer, we intend to evaluate our future balance sheet management plans, which could include any combination of repayment of drawings under our revolving credit facility, prepayment of our term loan, additional repurchases of notes, either through open market repurchases or one or more tender offers, strategic acquisitions or other investments in our business. Our management believes that our cash on hand and cash from operations will be sufficient to meet our cash requirements for the next twelve months after considering the impact of the planned tender offer.

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

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Orders from the U.S. and foreign governments are included in backlog upon receipt of an executed contract up to the authorized funding limit. Our backlog was $7.3 billion at March 29, 2009 and includes significant orders with NetJets® Inc. and the U.S. Government.

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

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 29, 2009. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of March 29, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 13 to the unaudited condensed consolidated financial statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation was focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King Air aircraft delivered to the government. HBAC cooperated with the government’s investigation. On March 26, 2009, the United States Attorney’s Office for the District of Kansas filed a Notice in the United States District Court for the District of Kansas informing the Court that the United States declined to intervene in a qui tam lawsuit relating to the FCA investigation. The U.S. Attorney’s Notice to the Court further asserted that the government retains the right to intervene in the FCA qui tam action and that no settlement of that action can occur without the government’s consent. The Court directed that the Second Amended Complaint in the qui tam lawsuit be unsealed. On April 13, 2009, the qui tam relators filed a Third Amended Complaint. The qui tam lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleges FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company). The lawsuit also alleges FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (an HBAC supplier) and various affiliates of TECT. The Third Amended Complaint does not quantify the damages alleged against HBAC. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. The matter is now pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce in Paris initiating proceedings against HBAC. In the RFA, Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations. Airbus further alleges that it made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged commitments from HBAC to make the claimed expanded volume of purchases. Airbus claims damages in an amount in excess of 40 million pounds sterling. HBAC expects to file its Answer to the RFA in the middle of May, 2009. HBAC denies the material allegations of the RFA and will vigorously contest Airbus’s claims.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position or results of operations. There have been no material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On May 1, 2009, the Compensation Committee (the “Committee”) of the Board of Directors of Hawker Beechcraft, Inc. adopted the final 2009 Management Incentive Plan. The plan provides a target award for each of our named executive officers based on a percentage of their salary. The target award level for Mr. Boisture is specifically set forth in his employment agreement. For our other named executive officers, individual award targets are based on the executive’s position within the organization and are approved by the Board of Directors. The individual target awards for 2009 are:

Name	Percentage of Salary Payable at Target Award Level
William W. Boisture, Jr.	100
Sidney E. Anderson	75
Giap Thanh Nguyen	60
Bradley A. Hatt	50
Sharad B. Jiwanlal	50

For executive officers, the plan provides for award payments based on the achievement of certain corporate financial performance measures and certain non-financial results. The corporate financial performance measures that will be utilized in 2009 are the following (the weighting of the measure is indicated in parentheses): (i) Net Bookings plus Budgeted Margin (15%), (ii) EBITDA (25%), (iii) Adjusted Free Cash Flow (12.5%), (iv) Quarter-end Cash-on-Hand Balance Achievement (3.125% per quarter, 12.5% for the year) and (v) H4000 Deliveries in 2009 (15%). In determining the actual bonus earned, the value assigned, based on the level of achievement, for the financial measures described in (i), (ii) and (iii) ranges from 90% to 125% of the target weighting, and, for the financial measure described in (v), ranges from 73% to 100% of the target weighting. For the financial measure described in (iv), the value assigned to the measure is either 0% or 100% of the target weighting based on the whether the goal is achieved. In each case, no value is assigned if the threshold goal for the measure is not met.

The corporate non-financial measures that will be utilized in 2009 are the following (the weighting of the measure is indicated in parentheses): (i) Complete EIS T6B (1.7%), (ii) Complete EIS KA350i (1.7%), (iii) ATS DEMO First Flight in Q4 2009 (1.7%), (iv) PII First Flight in Q4 2009 (1.7%), (v) Achieve Part 23 Organization Development Authority from FAA (1.3%), (vi) Complete NetJets Europe STC (.3%) and (vii) Obtain FAA approval of an Amendment 102 extension request (for H4000) for an achievable compliance and field retrofit schedule and have a solution(s) identified and approved by December 31, 2009 (1.6%). For each such non-financial measure, the value assigned to the measure is either 0% or 100% of the target weighting, with no value assigned if the goal for the measure is not met and 100% assigned if the goal is met. In addition, 10% of each executive officer’s bonus will be dependent upon Discrete Segment / Function metrics that will be developed for the executive and the value assigned to the measure ranges from 90% to 100% of the target weighting, with no value assigned if the threshold goal for the measure is not met.

With the exception of Mr. Boisture, whose maximum bonus payouts is equivalent to 200% of his target award pursuant to the terms of his Employment Agreement, the maximum payout for each executive officer under the Management Incentive Plan is equivalent to 113% of their target award. The actual percentage amount of target bonus earned by each individual is determined based on the level of achievement of the financial and non-financial metrics described above and the weighting applied to each measure. For each named executive officer, with the exception of Mr. Boisture, the percentage fixed by achievement of these financial and non-financial measures will make up 100% of the individual’s final bonus payout under the Management Incentive Plan. For Mr. Boisture, the performance goals and the levels of performance that will determine the amount of his bonus in excess of the target amount will be established by the Company in the second quarter.

Item 6.	Exhibits

Exhibit Number	Description
4.1**	Trustee Notice, dated as of March 30, 2009, regarding PIK interest election for interest period beginning April 1, 2009.

10.1**	*Employment Agreement, dated as of March 23, 2009, by and between Hawker Beechcraft Corporation and Worth W. Boisture, Jr.

10.2**	*Stock Purchase Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.3**	*Joinder Agreement, dated as of March 23, 2009, between Worth W. Boisture, Jr. and Hawker Beechcraft, Inc.

10.4**	*Restricted Stock Unit Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.5**	*Nonqualified Stock Option Agreement (Time-Vesting), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.6**	*Nonqualified Stock Option Agreement (Performance-Vesting Type A), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.7**	*Nonqualified Stock Option Agreement (Performance-Vesting Type B), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.

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

Date: May 5, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight
(Principal Accounting Officer)

Date: May 5, 2009

EXHIBIT INDEX

Exhibit Number	Description
4.1**	Trustee Notice, dated as of March 30, 2009, regarding PIK interest election for interest period beginning April 1, 2009.

10.1**	*Employment Agreement, dated as of March 23, 2009, by and between Hawker Beechcraft Corporation and Worth W. Boisture, Jr.

10.2**	*Stock Purchase Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.3**	*Joinder Agreement, dated as of March 23, 2009, between Worth W. Boisture, Jr. and Hawker Beechcraft, Inc.

10.4**	*Restricted Stock Unit Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.5**	*Nonqualified Stock Option Agreement (Time-Vesting), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.6**	*Nonqualified Stock Option Agreement (Performance-Vesting Type A), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

10.7**	*Nonqualified Stock Option Agreement (Performance-Vesting Type B), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.