Form 10-K/A
period 2008-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2009-07-15
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission on February 25, 2009, to amend and restate our consolidated financial statements for the year ended December 31, 2008 and our selected financial data for the year ended December 31, 2008.

We identified a non-cash error in our accounting for income tax expense and deferred income taxes. The error related to the calculation of a deferred tax valuation allowance recorded during the fourth quarter of 2008, which resulted in a $22.1 million understatement of income tax expense and net loss for the year ended December 31, 2008. The error only relates to the accounting for tax expense in the financial statements and does not change any anticipated timing of future cash tax payments.

In addition, the consolidated financial statements for fiscal 2008 included in this Amendment No. 1 to our Annual Report on Form 10-K include adjustments to correct previously identified errors related to the disposition of a standard cost variance, the accounting for a credit adjustment for a derivative contract, and in the balance sheet classification of certain deferred tax balances, which were previously deemed not material to our consolidated financial statements.

A summary of the effects of these changes on our consolidated balance sheet as of December 31, 2008 and our consolidated statements of operations and cash flows for the year ended December 31, 2008 is included in Note 2, “Restatement” located in the notes to our consolidated financial statements elsewhere in this annual report amendment.

The following information has been updated to give effect to the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this report, even though much of the disclosure in the restated items has not changed. The disclosure in this annual report amendment supersedes and replaces the corresponding disclosures in our annual report on Form 10-K for the year ended December 31, 2008.

PART II

Exhibits
12.1	Ratio of Earnings to Fixed Charges
31.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC
31.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company
31.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC
31.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company
32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC
32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company
32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC
32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company

PART II

Item 6.	Selected Financial Data

The following table presents selected historical financial information and other data. For the year ended December 31, 2008 and the nine months ended December 31, 2007, the financial information and other data is for HBAC, the “Successor,” and is derived from the audited consolidated financial statements of HBAC included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K. For the three months ended March 25, 2007 and the years ended 2006, 2005 and 2004, the financial information and other data is for Raytheon Aircraft, the “Predecessor,” and is derived from the audited consolidated financial statements and accompanying notes thereto of the Predecessor and, with respect to the three months ended March 25, 2007 and the year ended December 31, 2006, included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K. The selected historical information and other data for the year ended December 31, 2008 has been restated for the matters disclosed in Note 2, “Restatement” of the notes to the consolidated financial statements contained elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and related notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Amendment No. 1 to our Annual Report on Form 10-K.

	Successor		Predecessor
(Dollars in millions)	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Years Ended December 31,
				2006	2005	2004
Statements of Operations Data:
Sales	$3,546.5	$2,793.4	$670.8	$3,095.4	$2,980.8	$2,665.8
Costs and expenses:
Cost of sales	3,016.9	2,369.6	558.6	2,585.1	2,587.4	2,335.6
Selling, general and administrative expenses	279.1	205.4	59.5	211.0	197.6	188.4
Research and development expenses	110.2	70.1	21.3	83.2	73.0	78.0

Operating income	140.3	148.3	31.4	216.1	122.8	63.8

Intercompany interest expense, net	—	—	15.8	91.6	88.4	93.6
Interest expense	205.9	158.6	(0.9)	1.1	(14.2)	(11.1)
Interest income	(8.5)	(6.3)	—	(15.7)	—	—
Other expense (income), net	(2.4)	1.0	(0.1)	(1.5)	(0.9)	(0.1)

Non-operating expense, net	195.0	153.3	14.8	75.5	73.3	82.4

Income (loss) before tax	(54.7)	(5.0)	16.6	140.6	49.5	(18.6)
Provision for (benefit from) income taxes	102.5	(5.8)	6.4	50.5	15.8	(9.5)

Net income (loss)	$(157.2)	$0.8	$10.2	$90.1	$33.7	$(9.1)

Other Data:
Aircraft deliveries	477	367	88	462	416	379
Backlog	$7,606.6	$6,290.8	$3,937.0	$4,105.3	$2,891.1	$2,638.1
Capital expenditures	$74.9	$66.4	$27.3	$47.8	$42.0	$52.9

	Successor		Predecessor
	As of December 31,		As of December 31,
(In millions)	2008 As Restated	2007	2006	2005	2004
Statement of Financial Position Data:
Cash and cash equivalents	$377.6	$569.5	$25.9	$25.7	$17.8
Working capital(1)	549.7	326.1	804.4	906.9	878.3
Property, plant and equipment, net	641.8	655.7	520.8	547.0	565.9
Total assets	4,687.6	4,675.2	2,518.2	2,624.5	2,590.4
Total debt(2)	2,490.8	2,446.9	—	—	—

(1)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt). Certain balances in prior periods have been conformed to the current presentation.
(2)	Total debt includes $1,277.2 million in outstanding principal on our senior secured credit facilities, $1,100 million of outstanding notes and $113.6 million of short-term notes payable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K. In addition, this discussion may contain forward-looking statements, which are subject to risks and uncertainties. See “Forward-Looking Statements” for more information about these risks and uncertainties. This discussion and analysis has been amended as a result of the restatement of our financial statements for the year ended December 31, 2008, discussed in Note 2 to the financial statements; however, much of the disclosure in the discussion and analysis included in the initial Annual Report on Form 10-K is unchanged.

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

Recent Events Affecting Our Results

In response to the weakness in the global economy and anticipated reduced aircraft production rates, we reduced our workforce by approximately 500 workers in November 2008, and, in early 2009, announced another 2,300 reductions to be completed by the end of 2009. The financial impact of the November 2008 reductions is discussed further in Note 19 to our consolidated financial statements in Item 8, “Financial Statement and Supplementary Data.”

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

Results of Operations

Due to lack of comparability, direct comparisons between the Successor and Predecessor periods have not been made.

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008 As restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Sales	$3,546.5	$2,793.4	$670.8	$3,095.4
Cost of sales	3,016.9	2,369.6	558.6	2,585.1

Gross margin	529.6	423.8	112.2	510.3

Selling, general and administrative expenses	279.1	205.4	59.5	211.0
Research and development expenses	110.2	70.1	21.3	83.2

Operating income	140.3	148.3	31.4	216.1

Intercompany interest expense, net	—	—	15.8	91.6
Interest expense	205.9	158.6	—	1.1
Interest income	(8.5)	(6.3)	(0.9)	(15.7)
Other expense (income), net	(2.4)	1.0	(0.1)	(1.5)

Non-operating expense, net	195.0	153.3	14.8	75.5

Income (loss) before taxes	(54.7)	(5.0)	16.6	140.6

Provision for (benefit from) income taxes	102.5	(5.8)	6.4	50.5

Net income (loss)	$(157.2)	$0.8	$10.2	$90.1

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

Operating Income. As detailed in the table below, operating income was $140.3 million and reflects improved profitability in our Customer Support segment, offset by the charges recorded on the Hawker 4000 and the impact of the strike on our Business and General Aviation segment and reduced sales volume in the Trainer Aircraft segment.

Successor
(In millions)	Year Ended December 31, 2008 As Restated
Operating Income
Business and General Aviation	$29.5
Trainer Aircraft	28.2
Customer Support	82.5
Eliminations	0.1

Total	$140.3

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

Provision for Income Taxes. For the year ended December 31, 2008, we recorded income tax expense of $102.5 million, which reflects an effective tax rate of (187.4)%. The effective tax rate was impacted by a valuation allowance of $130.7 million that was recorded in the current year to reflect the estimated amount of deferred tax assets that may not be realized. The effective tax rate, without considering the valuation allowance, would have been 51.6% and was impacted by the pre-tax book loss, the federal research and development credit as well as other state tax credits.

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

Net cash used in financing activities of $323.8 million represents net transfers to Raytheon.

Capital Resources

The following table summarizes our capital resources as of the dates indicated:

(In millions)	December 31, 2008	December 31, 2007
Cash and cash equivalents	$377.6	$569.5
Total debt	2,490.8	2,466.9
Net debt (total debt less cash and cash equivalents)	2,113.2	1,897.4
Total equity	431.1	1,004.4
Total capitalization (debt plus equity)	2,921.9	3,471.3
Net capitalization (debt plus equity less cash and cash equivalents)	2,544.3	2,901.8
Debt to total capitalization	85%	71%
Net debt to net capitalization	83%	65%

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

As a result of losses experienced in global equity markets, our pension plan assets, which are broadly diversified, experienced a substantial decrease in value in 2008. As measured under GAAP, our pension benefit plans were $311.2 million underfunded at December 31, 2008 as compared to being $0.7 million overfunded at December 31, 2007. In accordance with GAAP, we recognize the funded status of our defined benefit pension and other postretirement benefits plans in our consolidated statement of financial position, with a corresponding after-tax adjustment to accumulated other comprehensive income (loss). The 2008 annual remeasurement of our pension and other postretirement plans resulted in a net $304.5 million decrease in total equity, which was largely driven by declines in our pension plan assets as a result of declines in financial markets. Despite the recent downturn, however, we do not anticipate a near-term requirement to make significant cash contributions to our pension plan. We currently estimate that required pension plan cash contributions will be approximately $0.4 million in 2009, and we do not expect to make any discretionary cash contributions in 2009. For our unfunded other postretirement benefits plans, we expect to contribute approximately $1.0 million in 2009. Absent a recovery of pension plan asset values or higher interest rates, however, we will be required to make higher contributions in future years. See Note 16 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional information about our pension and other postretirement benefits plans.

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

Interest on long-term debt is estimated using the interest rate in effect at December 31, 2008 for variable rate debt. Calculations of interest for the PIK-election notes assume payment of interest in cash. The calculation includes the effect of our interest rate swap agreement, which is discussed more fully in Note 13 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”

Operating lease obligations includes leases for equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our statement of financial position. See Note 20 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional information.

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

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of these arrangements has or is likely to have a material effect on our financial position or results of operations. See Note 20 of the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for more information about off-balance sheet arrangements.

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

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized. During the fourth quarter of 2008, HBAC recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $296.9 million. This decision was based on the SFAS 109 guidelines and the negative evidence of a three year historical cumulative loss, which was triggered in the fourth quarter. The valuation allowance increased our current tax provision by $130.7 million. The portion of the valuation allowance associated with deferred tax assets on our current year unrealized losses was recorded as a $166.2 million decrease to other comprehensive income on the consolidated statement of financial position.

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

As discussed in Note 12 to our consolidated financial statements, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 establishes a framework for measuring fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

Recent Accounting Pronouncements

See Note 4 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for a discussion of recent accounting pronouncements.

Item 8.	Financial Statements and Supplementary Data

COMPANY RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements and related information contained in this Amendment No. 1 to our Annual Report on Form 10-K have been prepared by and are the responsibility of our management. Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect judgments and estimates as to the expected effects of transactions and events currently being reported. Our management is responsible for the integrity and objectivity of the financial statements and other financial information included in this Amendment No. 1 to our Annual Report on Form 10-K.

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

As described in Note 2, the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

/s/ Pricewaterhouse Coopers LLP

St. Louis, Missouri

February 25, 2009, except for Note 2 which is as of July 15, 2009

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

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Financial Position

(In millions)

	December 31, 2008 As Restated	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$377.6	$569.5
Accounts and notes receivable, net	103.0	80.3
Unbilled revenue	35.9	24.1
Inventories, net	1,782.3	1,289.3
Current deferred income tax asset	—	47.9
Prepaid expenses and other current assets	32.5	60.5

Total current assets	2,331.3	2,071.6

Property, plant and equipment, net	641.8	655.7
Goodwill	599.6	716.0
Intangible assets, net	1,049.5	1,118.2
Non-current deferred income tax asset	—	—
Other assets, net	65.4	113.7

Total assets	$4,687.6	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$69.6
Advance payments and billings in excess of costs incurred	507.4	541.2
Accounts payable	404.3	323.6
Accrued salaries and wages	56.6	60.5
Current deferred income tax liability	19.4	—
Accrued interest payable	25.9	25.4
Other accrued expenses	276.8	168.7

Total current liabilities	1,417.0	1,189.0

Long-term debt	2,364.2	2,377.3
Accrued retiree benefits and other long-term liabilities	450.9	103.0
Non-current deferred income tax liability	24.4	1.5

Total liabilities	4,256.5	3,670.8

Paid-in capital	996.8	989.2
Accumulated other comprehensive income (loss)	(409.3)	14.4
Retained earnings (deficit)	(156.4)	0.8

Total equity	431.1	1,004.4

Total liabilities and equity	$4,687.6	$4,675.2

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Operations

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Sales:
Aircraft and parts	$3,319.3	$2,616.7	$603.9	$2,704.5
Services	227.2	176.7	46.4	272.3
Sales to related parties	—	—	20.5	118.6

Total sales	3,546.5	2,793.4	670.8	3,095.4

Cost of sales:
Aircraft and parts	2,824.9	2,214.4	494.7	2,211.5
Services	192.0	155.2	43.4	249.3
Sales to related parties	—	—	20.5	124.3

Cost of sales	3,016.9	2,369.6	558.6	2,585.1

Gross profit	529.6	423.8	112.2	510.3

Selling, general and administrative expenses	279.1	205.4	59.5	211.0
Research and development expenses	110.2	70.1	21.3	83.2

Operating income	140.3	148.3	31.4	216.1

Intercompany interest expense, net	—	—	15.8	91.6
Interest expense	205.9	158.6	—	1.1
Interest income	(8.5)	(6.3)	(0.9)	(15.7)
Other expense (income), net	(2.4)	1.0	(0.1)	(1.5)

Non-operating expense, net	195.0	153.3	14.8	75.5

Income (loss) before taxes	(54.7)	(5.0)	16.6	140.6
				—
Provision for (benefit from) income taxes	102.5	(5.8)	6.4	50.5

Net income (loss)	$(157.2)	$0.8	$10.2	$90.1

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Income

(In millions)

For the Period January 1, 2006 - March 25, 2007 (Predecessor)

	Raytheon’s Net Investment	Accumulated Other Comprehensive (Loss)	Total Invested Equity	Total Comprehensive Income
Balance at January 1, 2006	$1,558.4	$(128.2)	$1,430.2
Net transfers from Raytheon	(323.8)		(323.8)
Stock-based compensation	5.3		5.3
Net income	90.1		90.1	$90.1
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment		65.0	65.0	65.0
Unrealized gain on cash flow hedges		23.5	23.5	23.5
Foreign currency translation adjustments		0.9	0.9	0.9
Unrealized loss on investments		(1.2)	(1.2)	(1.2)
Adjustment to initially apply SFAS No. 158		(45.9)	(45.9)	0

Total comprehensive income				$178.3

Balance at December 31, 2006	1,330.0	(85.9)	1,244.1

Net transfers from Raytheon	117.4		117.4
Stock-based compensation	1.2		1.2
Net income	10.2		10.2	$10.2
Other comprehensive income (loss), net of tax:
Amortization of pension and other benefits		5.5	5.5	5.5
Unrealized loss on cash flow hedges		(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments		(1.7)	(1.7)	(1.7)
Unrealized loss on investments		(0.3)	(0.3)	(0.3)

Total comprehensive income				$12.6

Balance at March 25, 2007	$1,458.8	$(83.5)	$1,375.3

For the Period March 26, 2007 - December 31, 2008 (Successor)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss) As Restated	Total Equity As Restated	Total Comprehensive Income (Loss) As Restated
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$—	$—	$976.7	$—
Stock-based compensation	12.5			12.5
Net income		0.8		0.8	0.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			27.0	27.0	27.0
Unrealized loss on cash flow hedges			(12.3)	(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)	(0.3)	(0.3)

Total comprehensive income					$15.2

Balance at December 31, 2007	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	7.6			7.6
Net loss		(157.2)		(157.2)	$(157.2)
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits			(276.1)	(276.1)	(276.1)
Prior service cost			(28.4)	(28.4)	(28.4)
Unrealized loss on cash flow hedges			(114.2)	(114.2)	(114.2)
Foreign currency translation adjustments			(5.0)	(5.0)	(5.0)

Total comprehensive loss					$(580.9)

Balance at December 31, 2008	$996.8	$(156.4)	$(409.3)	$431.1

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Cash Flow

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(157.2)	$0.8	$10.2	$90.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	85.6	60.5	18.7	75.3
Amortization of intangible assets	73.3	54.7	3.2	12.8
Amortization of debt issuance costs	9.6	7.2	—	—
Amortization of deferred compensation	4.0	6.6	—	—
Stock-based compensation	7.6	12.5	1.2	5.3
Current and deferred income taxes	101.1	(6.0)	(10.3)	8.5
Loss (gain) on sale of property, plant and equipment	0.9	—	—	(0.3)

Changes in assets and liabilities:
Accounts receivable, net	(23.1)	10.1	8.6	38.1
Unbilled revenue, advanced payments and billings in excess of costs incurred	(45.6)	205.4	(81.0)	100.2
Inventories, net	(280.0)	131.4	(87.9)	(150.2)
Prepaid expenses and other current assets	7.5	(7.6)	33.2	(10.0)
Accounts payable	80.7	(25.1)	(6.7)	86.4
Accrued salaries and wages	(3.9)	26.2	0.3	(9.4)
Other accrued expenses	113.9	31.3	(15.9)	(27.7)
Pension and other changes, net	(36.2)	31.9	3.5	(16.7)
Income taxes paid	(7.6)	(1.1)	—	—
Sale of financing receivables	—	—	—	102.2
Origination of financing receivables	—	—	(20.6)	(210.5)
Collection of financing receivables not sold	0.4	40.4	36.2	275.6

Net cash provided by (used in) operating activities	(69.0)	579.2	(107.3)	369.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(70.2)	(61.3)	(26.2)	(46.1)
Additions to computer software	(4.7)	(5.1)	(1.1)	(1.7)
Proceeds from sale of fuel and line operations, net	123.6	—	—	—
Proceeds from sale of property, plant and equipment	1.4	0.1		0.8
Proceeds from sale of product line	—	2.5
Acquisition of business, net of cash acquired	—	(3,216.5)	—	—

Net cash provided by (used in) investing activities	50.1	(3,280.3)	(27.3)	(47.0)

Cash flows from financing activities:
Payment of notes payable	(157.3)	(24.4)	—	—
Payment of term loan	(13.0)	(9.7)	—	—
Equity contributions	—	976.7	—	—
Issuance of long-term debt	—	2,400.0	—	—
Debt issuance costs	—	(72.0)	—	—
Net transfers from Raytheon	—	—	117.4	(323.8)

Net cash provided by (used in) financing activities	(170.3)	3,270.6	117.4	(323.8)

Effect of exchange rates on cash and cash equivalents	(2.7)	—	—	1.3
Net increase (decrease) in cash and cash equivalents	(191.9)	569.5	(17.2)	0.2
Cash and cash equivalents at beginning of period	569.5	—	25.9	25.7

Cash and cash equivalents at end of period	$377.6	$569.5	$8.7	$25.9

Supplemental Disclosures:

Cash paid for interest	$189.1	$128.4	$—	$—
Cash paid for income taxes	7.6	1.1	—	—
Net non-cash transfers to (from) property, plant and equipment	14.5	(29.8)	—	—
Inventories acquired through issuance of notes	214.3	81.1	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

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

2.	Restatement

We identified a non-cash error in our accounting for income tax expense and deferred income taxes resulting from the tax impact of intangible assets, which are being amortized as an expense for tax purposes over 15 years but are not amortized for financial reporting purposes. We appropriately record deferred income tax expense and a deferred tax liability related to the amortization of the intangible for tax purposes. However, in preparing our financial statements for the year ended December 31, 2008, we did not appropriately exclude the deferred tax liability related to intangibles amortization in determining the appropriate amount of valuation allowance required to reduce the net deferred tax assets, as we considered the reversal of these deferred tax liabilities as a source of income to support the realization of a portion of our deferred tax assets. Since the reversal of these liabilities will not occur until some indefinite future period, we should not have considered them as a source of income. As a result, we did not record the appropriate valuation allowance and related deferred income tax expense, which resulted in a $22.1 million understatement of deferred income tax expense and net loss for the year ended December 31, 2008. We also determined that deferred tax assets of $134.8 and deferred tax liabilities of $156.5 were misclassified in our December 31, 2008 Statement of Financial Position as included in our 2008 Annual Report on Form 10-K. This misclassification did not impact either the Statements of Operations or Cash Flows for any period presented.

In addition to the error described above, the restated consolidated financial statements for fiscal 2008 include adjustments to correct previously identified errors related to the disposition of a standard cost variance of $3.5 million and the accounting for a credit adjustment for a derivative contract of $1.3 million, which were previously determined not to be material to our consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The effects of these corrections to the consolidated balance sheet as of December 31, 2008, and the consolidated statements of operations and cash flows for the year ended December 31, 2008 are summarized as follows (in millions):

	Consolidated Balance Sheet At December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Current deferred income tax asset	$43.2	$(43.2)	(1)	$—
Non-current deferred income tax asset	$91.6	$(91.6)	(1)	$—
Total Assets	$4,822.4	$(134.8)		$4,687.6
Current deferred income tax liability	$72.4	$(53.0)	(1)	$19.4
Other accrued expenses	$280.3	$(3.5)	(3)	$276.8
Non-current deferred income tax liability	$84.1	$(59.7)	(1)	$24.4
Total Liabilities	$4,372.7	$(116.2)		$4,256.5
Accumulated other comprehensive income (loss)	$(408.0)	$(1.3)	(2)	$(409.3)
Total Equity	$449.7	$(18.6)		$431.1
Liabilities & Equity	$4,822.4	$(134.8)		$4,687.6

	Consolidated Statement of Operations Year Ended December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Total sales	$3,546.5	$—		$3,546.5
Cost of sales	$3,021.7	$(4.8)	(2)(3)	$3,016.9
Gross profit	$524.8	$4.8		$529.6
Loss before taxes	$(59.5)	$4.8		$(54.7)
Provision for income taxes	$80.4	$22.1	(1)	$102.5
Net loss	$(139.9)	$(17.3)		$(157.2)

	Consolidated Statement of Cash Flows Year Ended December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Net loss	$(139.9)	$(17.3)		$(157.2)
Current and deferred income taxes	$79.0	$22.1		$101.1
Change in other accrued expenses	$117.4	$(3.5)		$113.9
Change in pension and other changes, net	$(34.9)	$(1.3)		$(36.2)
Net cash provided by (used in) operating activities	$(69.0)	$—		$(69.0)

(1)	Adjustments to correct the income tax accounting error and misclassification explained above.

(2)	Adjustment to appropriately record the amounts related to non-performance risk, related to our derivative instruments, between other comprehensive income and the statement of operations.

(3)	Adjustment to correct the timing of a standard cost variance disposition to be consistent with the underlying cost of sales transaction.

The footnotes contained elsewhere herein have been restated as necessary for the matters discussed in this note.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. HBAC adopted the provisions of FIN 48 as of March 26, 2007. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. See Note 15 for additional information about income taxes and their impact on the consolidated financial statements.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and notes payable approximates fair value due to the short maturities of these instruments. Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). See Note 12 for information about the fair value of our financial instruments.

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

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133). When allowed under SFAS 133, we designate our derivative instruments as cash flow hedges. At inception, we document the hedging relationship, as well as our risk-management objective and strategy for undertaking the hedging transaction. We assess, at hedge inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivative instruments are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative instruments is recorded in other comprehensive income (loss), and any ineffective portion is recorded in earnings. At maturity, amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Occasionally, we may hold foreign currency forward contracts for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, changes in fair value are recorded in earnings immediately. For all derivative instruments, the gain or loss recorded in earnings is included in cost of sales for foreign currency contracts and interest expense for interest rate swaps. The cash flows related to all derivative instruments are reported as operating activities in the statement of cash flows. For more information about our derivative instruments and hedging activities, see Note 13.

Stock-Based Compensation. Employee stock-based compensation, which is described more fully in Note 17, is accounted for in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Our primary types of stock-based compensation include employee stock options and restricted stock. Fair value is determined at the date of grant and is recorded as compensation expense over the requisite service period.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Pension and postretirement benefits are accounted for in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). We recognize the overfunded or underfunded status of our defined benefit pension and postretirement benefits plans on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income (loss). Actuarial gains and losses that are not immediately recognized as net periodic benefit cost are recognized as a component of other comprehensive income (loss) and amortized into net periodic benefit cost in future periods. For more information about our pension and other postretirement benefits, see Note 16.

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

4.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. As discussed in Note 12, we adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position or results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2 in February 2008. FSP No. 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the potential impact that the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities will have on our financial position, results of operations and cash flows.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

5.	Sale of Fuel and Line Operations

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

6.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31, 2008			December 31, 2007
(In millions)	Gross Amount	Tax Benefit (Provision)	Net	Gross Amount	Tax Benefit (Provision)	Net
Net gain (loss) on pension and other benefits	$(233.1)	$(16.0)	$(249.1)	$44.7	$(17.7)	$27.0
Prior service cost	(26.6)	(1.8)	(28.4)	—	—	—
Unrealized loss on cash flow hedges	(133.5)	7.0	(126.5)	(20.3)	8.0	(12.3)
Foreign currency translation	(6.5)	1.2	(5.3)	(0.3)	—	(0.3)

Total	$(399.7)	$(9.6)	$(409.3)	$24.1	$(9.7)	$14.4

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

In the fourth quarter of 2008, the Company recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $296.9 million, of which $156.5 million related to deferred tax assets established through accumulated other comprehensive loss. In accordance with SFAS 109, the 2008 consolidated statement of operations included the effect of establishing a valuation allowance for the net deferred tax assets at the beginning of the year. That amount included a benefit of $9.7 million for the net deferred tax liabilities established through accumulated other comprehensive income as of December 31, 2007. The $166.2 million valuation allowance on the deferred tax assets attributable to our current year unrealized losses was recorded as an increase to accumulated other comprehensive loss in the consolidated statement of financial position.

7.	Product Warranty

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

8.	Inventories, net

Inventories, net consisted of the following:

(In millions)	December 31, 2008	December 31, 2007
Finished goods	$254.3	$180.0
Work in process	1,038.0	805.5
Materials and purchased parts	490.0	303.8

Inventories, net	$1,782.3	$1,289.3

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

9.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

(In millions)	December 31, 2008	December 31, 2007
Land	$29.5	$29.1
Buildings and leasehold improvements	149.8	144.0
Aircraft and autos	59.0	52.6
Furniture, fixtures and office equipment	4.7	3.9
Tooling	389.3	363.2
Machinery and equipment	101.7	91.8
Construction in process	44.9	26.9

	$778.9	$711.5
Less accumulated depreciation	137.1	55.8

Property, plant and equipment, net	$641.8	$655.7

Depreciation expense was $85.6 million for the year ended December 31, 2008, $60.5 million for the nine months ended December 31, 2007, $18.7 million for the three months ended March 25, 2007 and $75.3 million for the year ended December 31, 2006.

10.	Goodwill and Other Intangible Assets, net

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

During the year ended December 31, 2008, the Company finalized the purchase price allocation of the Acquisition, which resulted in a net decrease in goodwill of $9.1 million. The decrease resulted from a $9.6 million adjustment to deferred tax assets in the Business and General Aviation segment coupled with purchase price adjustments of $0.5 million in the Customer Support segment. The deferred tax adjustment is due to the differing book and tax treatment of certain transaction costs related to the Acquisition that were identified during preparation of the Company’s initial U.S. federal tax return, which was filed in September 2008. The final purchase price allocation also resulted in a shift of $3.7 million of goodwill from the Business and General Aviation segment to the Customer Support segment. As discussed in Note 5, the Company completed the sale of its fuel and line operations facilities during the year ended December 31, 2008.

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

11.	Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	December 31, 2008	December 31, 2007
Short-term debt:
Notes payable	$113.6	$56.6
Current portion of long-term debt	13.0	13.0

Total short-term debt	$126.6	$69.6

Long-term debt:
Senior secured term loan due 2014	$1,277.2	$1,290.3
Senior fixed rate notes due 2015	400.0	400.0
Senior PIK-election notes due 2015	400.0	400.0
Senior subordinated notes due 2017	300.0	300.0

	2,377.2	2,390.3
Less current portion	13.0	13.0

Total long-term debt	$2,364.2	$2,377.3

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

In March 2007, in connection with the Acquisition, we executed a $1,810.0 million credit agreement that included a $1,300.0 million secured term loan, a $400.0 million secured revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million. At December 31, 2008, we had issued letters of credit totaling $52.1 million under the synthetic facility. In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures. The prepayments may be financed with cash, if we meet certain conditions set forth in the amendment, including a $400.0 million minimum liquidity requirement (which amount includes cash and cash equivalents and any amounts available to be drawn under the revolving credit facility). Such prepayments may not be made from the proceeds of loans drawn under the revolving credit facility. The prepayments may also be financed with the proceeds of certain equity contributions from Hawker Beechcraft, Inc., our parent

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

company. Under the terms of the amendment, any such prepayments will reduce the amount of the secured term loan outstanding and payable on the final maturity date. Additionally, we agreed to pay to each lender that consented to the adoption of the amendment prior to a specified deadline, a non-refundable consent fee in an amount equal to 0.025% of the aggregate of such lender’s loans, loan commitments and other participations outstanding under the credit agreement as of the effective date of the amendment. The secured term loan requires quarterly principal payments of 0.25% of the original outstanding principal through December 2013 with the remaining outstanding balance to be paid in full in March 2014. The revolving credit facility was undrawn at December 31, 2008. Borrowings under the secured term loan bear interest at LIBOR plus 2.00%. The weighted average interest rate for the secured term loan at December 31, 2008 and 2007, was 2.79% and 6.83%, respectively. We entered into an interest rate swap agreement to hedge a portion of our exposure to changes in interest rates on the secured term loan. For more information about the interest rate swap, see Note 13.

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

The minimum principal repayment requirements on long-term debt are as follows:

(In millions)
2009	$13.0
2010	13.0
2011	13.0
2012	13.0
2013	13.0
Thereafter	2,312.2

Total	$2,377.2

12.	Fair Value

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

At December 31, 2008, the foreign currency forward contracts and the interest rate swap were recorded at fair value in our statement of financial position as follows:

(In millions)	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$0.7	$—
Other accrued expenses-current	(89.9)	—
other long-term liabilities	(39.2)	(26.3)

Net derivative liability	$(128.4)	$(26.3)

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,277.2	$625.9	$1,290.3	$1,212.8
Senior fixed rate notes	400.0	167.0	400.0	398.5
Senior PIK-election notes	400.0	135.0	400.0	394.5
Senior subordinated notes	300.0	77.3	300.0	297.4

	$2,377.2	$1,005.2	$2,390.3	$2,303.2

As of December 31, 2008, HBAC had not made any fair value elections as permitted under SFAS 159.

13.	Derivatives and Hedging Activities

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

Foreign Currency Forward Contracts

We use foreign currency contracts to hedge a portion of our forecasted inventory purchases in U.K. pound sterling. Notional amounts outstanding at December 31, 2008 and 2007 based on contract rates were $599.1 million and $453.5 million, respectively. The maturity dates of the foreign currency contracts outstanding at December 31, 2008 extend through January 2011. For the year ended December 31, 2008, a net loss of $0.3 million was recognized in earnings due to hedge ineffectiveness, and a net loss of $0.6 million was recognized for foreign currency contracts not designated in a hedging relationship. For the nine months ended December 31, 2007, the three months ended March 25, 2007 and the year ended December 31, 2006, respectively, the net gain or loss recognized in earnings due to ineffectiveness was immaterial, and the net gain or loss recognized in earnings for foreign currency contracts not designated in a hedging relationship was also immaterial. At December 31, 2008, approximately $83.9 million of net losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

In addition, as discussed in Note 19, we announced our intention to decrease aircraft production rates in anticipation of reduced demand for new aircraft due to the global economic crisis. As a result, we discontinued cash flow hedge accounting for foreign currency contracts where the forecasted transactions are no longer probable of occurring, which resulted in $17.1 million of unrealized losses on foreign currency contracts being reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2008.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

14.	Risks and Uncertainties

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

We are also subject to market risks, including foreign exchange risk and interest rate risk, and use derivative instruments to manage our exposure to these risks, as described more fully in Note 13.

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

As of December 31, 2008, approximately 51% of our employees were represented by collective bargaining agreements, and approximately 3% of our employees were represented by agreements expiring in 2009. In early 2009, the Company announced workforce reductions affecting approximately 2,300 employees. See Note 23 for additional information.

15.	Income Taxes

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

The components of income (loss) before income taxes were:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
U.S.	$(66.3)	$(9.6)	$18.5	$140.9
Non-U.S.	11.6	4.6	(1.9)	(0.3)

Total	$(54.7)	$(5.0)	$16.6	$140.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The provision for income taxes differs from the U.S. statutory rate due to the following:

	Successor		Predecessor
	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Extraterritorial income exclusion	—	—	—	(2.2)
Meals and entertainment	(1.0)	(6.3)	0.5	0.3
Domestic manufacturing deduction	—	7.0	—	0.1
Research and development credit	4.5	39.3	(4.0)	(0.4)
State taxes net of federal benefit	12.4	39.6	3.4	2.9
ESOP dividend deduction benefit	—	—	(1.4)	(0.7)
Non-deductible costs	(0.3)	(1.7)	1.2	0.5
Interest on FIN 48 reserves	—	—	3.0	0.2
Valuation allowance	(239.0)	—	—	—
Other, net	1.0	1.2	0.9	0.2

Effective tax rate	(187.4)%	114.1%	38.6%	35.9%

The provision for (benefit from) income taxes consisted of the following:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Current tax expense
U.S. federal	$(0.3)	$3.0	$0.6	$37.2
Non-U.S.	3.6	2.4	—	—
U.S. state	1.5	0.6	—	5.3

Total current	4.8	6.0	0.6	42.5

Deferred tax expense
U.S. federal	85.1	(7.1)	5.8	7.4
Non-U.S.	1.0	(1.0)	(0.6)	(0.1)
U.S. state	11.6	(3.7)	0.6	0.7

Total non-current	97.7	(11.8)	5.8	8.0

Total provision for (benefit from) income tax	$102.5	$(5.8)	$6.4	$50.5

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of HBAC’s net deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2008 As Restated	December 31, 2007
Current deferred tax assets (liabilities)
Compensation accruals	$17.2	$15.7
Inventory and contracts in process	(3.7)	3.8
Accruals and reserves	47.4	31.4
Prepaid expenses	(2.9)	(3.0)
Credits and NOL’s	—	0.9
Valuation allowance	(77.3)	(0.9)
Other	(0.1)	—

Deferred income taxes - current	$(19.4)	$47.9

Non-current deferred tax assets (liabilities)
Compensation accruals	$6.0	$4.5
Depreciation and amortization	(59.0)	(20.1)
Accruals and reserves	22.4	(5.3)
Pension benefits	133.3	9.7
Forward contracts	58.4	7.5
Credits and NOL’s	31.9	6.5
Valuation allowance	(219.6)	(5.8)
Other	2.2	1.5

Deferred income taxes - non-current	$(24.4)	$(1.5)

HBAC has not provided for U.S. deferred income taxes or foreign withholding tax on undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $4.6 million at December 31, 2008. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

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

At December 31, 2007, HBAC recorded a valuation allowance in the amount of $6.7 million against its deferred tax assets relating to projected state net operating loss carryforwards generated in 2007 and expiring in 2012. During the fourth quarter of 2008, the deferred tax assets associated with these projected state net operating loss carryforwards were reduced, and related valuation allowance released, due to changes in estimated state apportionment factors in the jurisdictions where the net operating losses were generated. The reduction of the deferred tax asset and reversal of the valuation allowance had no impact on the consolidated statement of operations for the year ended December 31, 2008. Also during the fourth quarter, HBAC recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $296.9 million. This decision was based on the SFAS 109 guidelines and the negative evidence of a three year historical cumulative loss, which was triggered in the fourth quarter. Of the $296.9 million valuation allowance, $166.2 million was recorded in other comprehensive income on the Consolidated Statement of Financial Position and $130.7 million was charged to income tax expense. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $290.2 million. HBAC intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HBAC had net operating losses and tax credit carryforwards (before valuation allowances) at December 31, 2008 as follows:

(In millions)
Federal net operating loss carryforwards expiring in 2028	$51.2
Federal credit carryforwards beginning to expire in 2017	5.7
State credit carryforwards (net of federal benefit) with no expiration	4.7
State credit carryforwards (net of federal benefit) beginning to expire in 2017	1.0
State net operating loss carryforwards (net of federal benefit) beginning to expire in 2012	6.9

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Year Ended December 31, 2008 As Restated	Nine Months Ended December 31, 2007
Beginning balance	$14.0	$11.8
Increases - tax positions taken in prior periods	0.7	—
Decreases - tax positions taken in prior periods	(3.0)	—
Current tax period positions	1.7	2.4
Settlements	—	(0.2)
Lapse of statute of limitations	—	—

Ending balance	$13.4	$14.0

The total amount of gross unrecognized tax benefits was $13.4 million as of December 31, 2008. If the unrecognized tax benefit would be recognized while a full valuation allowance is still maintained only $0.5 million would affect the Company’s effective tax rate since the recognition of deferred tax assets carryforward would require additional valuation allowance. HBAC recognizes interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of December 31, 2008, HBAC has accrued $0.2 million of interest related to uncertain tax positions. HBAC is not currently under audit with the Internal Revenue Service or any state taxing authorities for the 2007 open tax year. We expect no material change related to our current tax positions in our recorded unrecognized tax benefit in the next 12 months.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

16.	Pension and Other Employee Benefits

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

	Pension Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Change in benefit obligation
Beginning balance	$828.4	$855.3	$968.2
Service cost	24.2	18.9	6.6
Interest cost	53.0	37.1	13.8
Actuarial (gain) loss	36.9	(53.5)	0.5
Foreign exchange	—	—	0.2
Plan amendments	27.3	—	—
Benefits paid	(39.9)	(29.4)	(10.1)
Net transfer in	—	—	0.8

Ending balance	$929.9	$828.4	$980.0

Change in plan assets
Beginning balance at fair value	$829.1	$820.3	$823.0
Actual return on plan assets	(171.1)	37.8	16.3
Company contributions	0.6	0.4	16.0
Foreign exchange	—	—	0.2
Settlement/curtailment/acquisitions/dispositions, net	—	—	5.4
Benefits paid	(39.9)	(29.4)	(10.1)

Ending balance at fair value	$618.7	$829.1	$850.8

Funded status	$(311.2)	$0.7	$(129.2)

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Amounts recognized in Statement of Financial Position consist of:
Noncurrent assets	$—	$33.7	$—
Current liabilities	(0.4)	(0.7)	(0.4)
Noncurrent liabilities	(310.8)	(32.3)	(128.8)

Net amount recognized	$(311.2)	$0.7	$(129.2)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

	Other Benefits
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Change in benefit obligation
Beginning balance	$17.5	$17.3	$17.6
Service cost	0.6	0.5	0.2
Interest cost	1.1	0.8	0.2
Plan participants’ contributions	0.5	0.7	0.2
Actuarial gain	0.2	(0.4)	(0.4)
Benefits paid	(1.7)	(1.4)	(0.5)

Ending balance	$18.2	$17.5	$17.3

Change in plan assets
Beginning balance at fair value	$—	$—	$—
Company contributions	1.2	0.7	0.3
Plan participants’ contributions	0.5	0.7	0.2
Benefits paid	(1.7)	(1.4)	(0.5)

Ending balance at fair value	$—	$—	$—

Funded status	$(18.2)	$(17.5)	$(17.3)

	Other Benefits
	Successor		Predecessor
Amounts recognized in Statement of Financial Position consist of:	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Current liabilities	$(1.0)	$(1.1)	$(0.5)
Noncurrent liabilities	(17.2)	(16.4)	(16.8)

Net amount recognized	$(18.2)	$(17.5)	$(17.3)

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

17.	Share-Based Compensation

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

Share-based compensation expense was as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25 2007	Year Ended December 31, 2006
Share-based compensation expense	$7.6	$12.5	$1.2	$5.3
Income tax benefit	(3.0)	(4.9)	(0.4)	(1.9)

Net share-based compensation expense	$4.6	$7.6	$0.8	$3.4

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

Stock option activity for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	1,293,301	$43.99	1,792,225	$33.04
Granted	—	—	—	—
Exercised	(166,535)	37.85	(310,175)	30.83
Canceled	(6,107)	57.57	(188,749)	51.26

Outstanding at end of period	1,120,659	$44.83	1,293,301	$43.99

Vested and nonvested expected to vest	1,118,263	$44.86	1,289,303	$44.03

Exercisable	1,090,708	$45.21	1,243,332	$44.49

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

LTPP activity for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	99,500	$37.92	76,000	$33.91
Granted	—	—	31,000	46.04
Increase related to expected performance	28,125	30.87	—	—
Vested	(65,625)	30.87	—	—
Forfeited	—	—	(7,500)	30.87

Outstanding at end of period	62,000	$42.19	99,500	$37.92

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

18.	Related Party Transactions

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

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

Related party transactions for the Predecessor periods refer to transactions with Raytheon and its affiliates.

19.	Restructuring Charges

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

20.	Commitments and Contingencies

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

21.	Business Segment and Geographic Information

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

Notes to Consolidated Financial Statements

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

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Operating Income
Business and General Aviation	$29.5	$85.6	$8.9	$134.9
Trainer Aircraft	28.2	14.1	12.2	52.0
Customer Support	82.5	46.0	9.6	30.6
Eliminations	0.1	2.6	0.7	(1.4)

Total	$140.3	$148.3	$31.4	$216.1

Sales by geographic region were as follows
	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
United States	$1,885.4	$1,697.8	$424.2	$2,042.4
Europe	667.9	475.5	109.8	637.4
Latin America	357.8	194.6	30.1	151.9
Other	635.4	425.5	106.7	263.7

Total	$3,546.5	$2,793.4	$670.8	$3,095.4

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Long-lived assets by geographic region were as follows:

(In millions)	December 31, 2008	December 31, 2007
United States	$2,352.6	$2,605.8
Outside United States	3.8	3.0

Total long-lived assets	$2,356.4	$2,608.8

Long-lived assets are defined as total non-current assets less balances related to long-term finance receivables, deferred tax assets and financial instruments. Long-lived assets outside the United States are those held by our foreign affiliates.

22.	Quarterly Results (Unaudited)

The following table provides summarized financial results by quarter:

	Successor
(In millions)	Q4 As Restated	Q3	Q2	Q1
2008
Sales	$1,158.0	$783.3	$1,028.7	$576.5
Gross profit	150.5	109.0	186.3	83.8
Operating income (loss)	40.1	15.3	86.4	(1.5)
Net income (loss)	(129.6)	(21.2)	24.9	(31.3)

	Successor			Predecessor
	Q4	Q3	Q2	Q1
2007
Sales	$1,221.3	$871.0	$701.1	$670.8
Gross profit	231.9	149.3	42.6	112.2
Operating income (loss)	122.8	62.1	(36.6)	31.4
Net income (loss)	56.6	21.3	(77.1)	10.2

Gross profit for the fourth quarter of 2008 includes a $13.7 million charge recorded to reduce the carrying value of used aircraft inventory to current market value and an $18.0 million charge for foreign currency forward contracts that were discontinued as cash flow hedges. Net income for the fourth quarter of 2008 includes a $130.7 million valuation allowance that was recorded against our U.S. federal deferred tax assets in accordance with SFAS 109. For 2007, Successor periods include the impact of non-recurring purchase accounting adjustments related to inventory and foreign exchange contracts as a result of the Acquisition of $59.9 million, $19.7 million and $25.6 million for the second, third and fourth quarters of 2007, respectively.

23.	Subsequent Event

In response to weakness in the global economy and anticipated reduced aircraft production rates, the Company reduced its workforce by approximately 500 workers in November 2008 and, in early 2009, announced another 2,300 reductions to be completed by the end of the year. These reductions will decrease operating costs in 2009; however, the impact on the Company’s results for the year ended December 31, 2008 was not significant. Refer to Note 19 for additional information about the Company’s November 2008 workforce reductions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

24.	Guarantor Subsidiary Financial Information

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The effects of the corrections described in Note 2 to the Condensed Consolidating Statement of Financial position as of December 31, 2008 and the Condensed Consolidating Statement of Operations for the year ended December 31, 2008 are summarized below (in millions):

	Consolidated Balance Sheet Parent Company
	At December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Current deferred income tax asset	$43.2	$(43.2	)(1)	$—
Non-current deferred income tax asset	$113.6	$(113.6	)(1)	$—
Total Assets	$3,144.0	$(156.8)		$2,987.2
Current deferred income tax liability	$72.4	$(72.4	)(1)	$—
Intercompany loan	$307.3	$18.3	(1)(2)(3)	$325.6
Non-current deferred income tax liability	$84.1	$(84.1	)(1)	$—
Total Liabilities	$2,694.3	$(138.2)		$2,556.1
Total Equity	$449.7	$(18.6)		$431.1
Liabilities & Equity	$3,144.0	$(156.8)		$2,987.2

	Consolidated Balance Sheet Guarantor Subsidiaries
	At December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Non-current deferred income tax asset	$(22.0)	$22.0	(1)	$—
Total Assets	$4,158.5	$22.0		$4,180.5
Current deferred income tax liability	$—	$19.4	(1)	$19.4
Other accrued expenses	$274.5	$(3.5	)(3)	$271.0
Intercompany loan	$(312.0)	$(18.3	)(1)(2)(3)	$(330.3)
Non-current deferred income tax liability	$—	$24.4	(1)	$24.4
Total Liabilities	$1,663.8	$22.0		$1,685.8
Liabilities & Equity	$4,158.5	$22.0		$4,180.5

	Consolidated Statement of Operations Parent Company
	Year Ended December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Equity (income) loss in subsidiaries	$(23.8)	$17.3	(1)(2)(3)	$(6.5)
Net income	$(139.9)	$(17.3)		$(157.2)

	Consolidated Statement of Operations Guarantor Subsidiaries
	Year Ended December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
Total sales	$3,683.7	$—		$3,683.7
Cost of sales	$3,172.7	$(4.8	)(2)(3)	$3,167.9
Gross profit	$511.0	$4.8		$515.8
Income before taxes	$131.3	$4.8		$136.1
Provision for income taxes	$113.9	$22.1	(1)	$136.0
Net income	$17.4	$(17.3)		$0.1

(1)	Adjustments to correct the income tax accounting error and misclassification described in Note 2.
(2)	Adjustment to appropriately record the amounts related to non-performance risk, related to our derivative instruments, between other comprehensive income and the statement of operations.
(3)	Adjustment to correct the timing of a standard cost variance disposition to be consistent with the underlying cost of sales transaction.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION — SUCCESSOR

AS OF DECEMBER 31, 2008 As Restated

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$370.9	$0.3	$6.4	$—	$377.6
Accounts and notes receivable, net	0.3	98.8	3.9	—	103.0
Intercompany receivables	—	14.6	2.1	(16.7)	—
Unbilled revenue	—	26.4	9.5	—	35.9
Inventories, net	—	1,773.3	9.0	—	1,782.3
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.9	(12.0)	1.6	—	32.5

Total current assets	414.1	1,901.4	32.5	(16.7)	2,331.3

Property, plant and equipment, net	18.4	620.4	3.0	—	641.8
Investment in subsidiaries	2,499.6	—	—	(2,499.6)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,048.8	0.7	—	1,049.5
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	55.1	10.3	—	—	65.4

Total assets	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$—	$—	$—	$126.6
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	505.8	1.6	—	507.4
Accounts payable	67.0	346.0	3.3	(12.0)	404.3
Accrued salaries and wages	—	55.0	1.6	—	56.6
Current deferred income tax liability	—	19.4	—	—	19.4
Accrued interest payable	25.3	0.6	—	—	25.9
Other accrued expenses	(9.6)	271.0	15.4	—	276.8

Total current liabilities	132.5	1,274.6	21.9	(12.0)	1,417.0

Long-term debt	2,364.2	—	—	—	2,364.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	325.6	(330.3)	9.4	(4.7)	—
Accrued retiree benefits and other long-term liabilities	26.3	424.6	—	—	450.9
Non-current deferred income tax liability	—	24.4	—	—	24.4

Total liabilities	2,556.1	1,685.8	31.3	(16.7)	4,256.5

Total equity	431.1	2,494.7	4.9	(2,499.6)	431.1

Total liabilities and equity	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — SUCCESSOR

FOR THE YEAR ENDED DECEMBER 31, 2008 As Restated

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,683.7	$83.3	$(220.5)	$3,546.5
Cost of sales	—	3,167.9	69.5	(220.5)	3,016.9

Gross profit	—	515.8	13.8	—	529.6

Selling, general and administrative expenses	1.1	274.0	4.0	—	279.1
Research and development expenses	—	110.2	—	—	110.2

Operating income (loss)	(1.1)	131.6	9.8	—	140.3

Intercompany interest expense (income), net	15.6	(16.5)	0.9	—	—
Interest expense (income), net	184.7	13.0	(0.3)	—	197.4
Other income, net	—	(1.0)	(1.4)	—	(2.4)

Non-operating expense (income), net	200.3	(4.5)	(0.8)	—	195.0

Income (loss) before taxes	(201.4)	136.1	10.6	—	(54.7)

Provision for (benefit from) income taxes	(37.7)	136.0	4.2	—	102.5

Earnings (loss) before Equity Earnings	(163.7)	0.1	6.4	—	(157.2)

Equity (income) loss in subsidiaries	(6.5)	—	—	6.5	—

Net income (loss)	$(157.2)	$0.1	$6.4	$(6.5)	$(157.2)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — SUCCESSOR

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,759.1	$53.3	$(19.0)	$2,793.4
Cost of sales	(0.1)	2,344.4	44.3	(19.0)	2,369.6

Gross profit	0.1	414.7	9.0	—	423.8

Selling, general and administrative expenses	0.1	200.1	5.2	—	205.4
Research and development expenses	—	70.1	—	—	70.1

Operating income	—	144.5	3.8	—	148.3

Intercompany interest expense (income), net	14.9	(14.9)	—	—	—
Interest expense (income), net	133.6	18.9	(0.2)	—	152.3
Other expense, net	—	0.2	0.8	—	1.0

Non-operating expense, net	148.5	4.2	0.6	—	153.3

Income (loss) before taxes	(148.5)	140.3	3.2	—	(5.0)

Provision for (benefit from) income taxes	(45.9)	38.7	1.4	—	(5.8)

Earnings (loss) before Equity Earnings	(102.6)	101.6	1.8	—	0.8

Equity (income) loss in subsidiaries	(103.4)	—	—	103.4	—

Net income (loss)	$0.8	$101.6	$1.8	$(103.4)	$0.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — PREDECESSOR

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$657.0	$13.8	$—	$670.8
Cost of sales	—	544.0	14.6	—	558.6

Gross profit	—	113.0	(0.8)	—	112.2

Selling, general and administrative expenses	0.4	58.2	0.9	—	59.5
Research and development expenses	—	21.3	—	—	21.3

Operating income (loss)	(0.4)	33.5	(1.7)	—	31.4

Intercompany interest expense (income), net	(6.4)	22.2	—	—	15.8
Interest expense (income), net	(7.5)	6.6	—	—	(0.9)
Other expense (income), net	—	(0.2)	0.1	—	(0.1)

Non-operating expense (income), net	(13.9)	28.6	0.1	—	14.8

Income (loss) before taxes	13.5	4.9	(1.8)	—	16.6

Provision for income taxes	4.5	1.9	—	—	6.4

Earnings (loss) before Equity Earnings	9.0	3.0	(1.8)	—	10.2

Equity (income) loss in subsidiaries	(1.2)	—	—	1.2	—

Net income (loss)	$10.2	$3.0	$(1.8)	$(1.2)	$10.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,046.9	$48.5	$—	$3,095.4
Cost of sales	—	2,527.7	57.4	—	2,585.1

Gross profit	—	519.2	(8.9)	—	510.3

Selling, general and administrative expenses	—	206.4	4.6	—	211.0
Research and development expenses	—	83.2	—	—	83.2

Operating income (loss)	—	229.6	(13.5)	—	216.1

Intercompany interest expense (income), net	(39.6)	131.2	—	—	91.6
Interest expense (income), net	(93.3)	78.8	(0.1)	—	(14.6)
Other expense (income), net	0.1	(1.5)	(0.1)	—	(1.5)

Non-operating expense (income), net	(132.8)	208.5	(0.2)	—	75.5

Income (loss) before taxes	132.8	21.1	(13.3)	—	140.6

Provision for income taxes	42.9	7.6	—	—	50.5

Earning (loss) before Equity Income	89.9	13.5	(13.3)	—	90.1
Equity (income) loss in subsidiaries	(0.2)	—	—	0.2	—

Net income (loss)	$90.1	$13.5	$(13.3)	$(0.2)	$90.1

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — SUCCESSOR

FOR THE YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$87.7	$(147.0)	$(9.7)	$—	$(69.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.4)	(67.4)	(1.4)	—	(70.2)
Additions to computer software	—	(4.0)	(0.7)	—	(4.7)
Proceeds from sale of fuel and line operations, net	123.6	—	—	—	123.6
Proceeds from sale of property, plant and equipment	—	1.4	—	—	1.4

Net cash provided by (used in) investing activities	122.2	(70.0)	(2.1)	—	50.1

Cash flows from financing activities:
Payment of notes payable	(157.3)	—	—	—	(157.3)
Payment of term loan	(13.0)	—	—	—	(13.0)
Industrial revenue bond receipts (payments)	87.0	(87.0)	—	—	—
Net borrowings from (repayments to) Parent	(311.1)	303.6	7.5	—	—

Net cash provided by (used in) financing activities	(394.4)	216.6	7.5	—	(170.3)

Effect of exchange rates on cash and cash equivalents	(2.7)	—	—	—	(2.7)

Net decrease in cash and cash equivalents	(187.2)	(0.4)	(4.3)	—	(191.9)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$370.9	$0.3	$6.4	$—	$377.6

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

RAYTHEON AIRCRAFT

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — PREDECESSOR

FOR THE YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$320.5	$48.2	$1.0	$—	$369.7

Cash flows from investing activities:
Expenditures for property, plant, and equipment	—	(46.0)	(0.1)	—	(46.1)
Proceeds from sales of property, plant and equipment	—	0.8	—	—	0.8
Additions to computer software	—	(1.7)	—	—	(1.7)

Net cash used in investing activities	—	(46.9)	(0.1)	—	(47.0)

Cash flows from financing activities:
Net transfers to Raytheon	(323.8)	—	—	—	(323.8)

Net cash used in financing activities	(323.8)	—	—	—	(323.8)

Effect of exchange rates on cash and cash equivalents	1.3	—	—	—	1.3

Net increase (decrease) in cash and cash equivalents	(2.0)	1.3	0.9	—	0.2
Cash and cash equivalents at beginning of period	20.5	0.3	4.9	—	25.7

Cash and cash equivalents at end of period	$18.5	$1.6	$5.8	$—	$25.9

Item 9A.	Controls and Procedures

Restatement

As discussed in the “Explanatory Note” on page 1 of this report and in Note 2 to our consolidated financial statements, we have amended the Annual Report on Form 10-K to restate our consolidated financial statements for the year ended December 31, 2008 and our selected financial data for the year ended December 31, 2008.

Evaluation of Disclosure Controls and Procedures

In our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 25, 2009, (the “Original Filing”) our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008. In connection with the restatement of our financial results discussed above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated our initial conclusion. Solely as a result of the material weakness in our internal control over financial reporting discussed below, we concluded our disclosure controls and procedures were not effective as of December 31, 2008.

Notwithstanding the material weakness described below, our management, based upon the substantial work performed during the restatement process, has concluded that the company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principals in the United States of America for each of the periods presented herein.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2008, we did not maintain effective controls to ensure the completeness and accuracy of the provision for income taxes and related deferred income tax accounts. Specifically, we did not identify, evaluate and report non-routine and complex tax accounting matters, including adequately documenting and monitoring differences between the income tax basis and financial reporting basis of our assets and liabilities. This deficiency resulted in an error to the consolidated financial statements for the year and quarter ended December 31, 2008, as more fully described in Note 2 to the consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In the Original Filing, management concluded that our internal control over financial reporting was effective as of December 31, 2008. As a result of this material weakness, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on criteria in Internal Control - Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

This Amendment No. 1 to our Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Management’s Plan for Remediation

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the temporary differences between financial and tax reporting, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles.

Exhibit Index

12.1**	Ratio of Earnings to fixed Charges

31.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC

31.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company

31.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC

31.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company

**	Filed herewith.

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

Date: July 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	Vice President and Controller	July 15, 2009
James D. Knight	(Principal Accounting Officer)

/s/ Sidney E. Anderson	Vice President and Chief	July 15, 2009
Sidney E. Anderson	Financial Officer
(Principal Financial Officer)

/s/ W. W. Boisture, Jr.	President	July 15, 2009
W. W. Boisture, Jr.	(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer

Date: July 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	(Principal Accounting Officer)	July 15, 2009
James D. Knight

/s/ Sidney E. Anderson	Vice President and Chief	July 15, 2009
Sidney E. Anderson	Financial Officer; Director
(Principal Financial Officer)

/s/ W. W. Boisture, Jr.	Chief Executive Officer	July 15, 2009
W. W. Boisture, Jr.	(Principal Executive Officer)

SCHEDULE II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance	$5.5	$2.1	$2.0	$4.4
Charge to costs and expenses	1.0	4.1	0.5	1.3
Write-offs net of recoveries(1)	(2.6)	(0.7)	(0.4)	(3.7)

Ending balance	$3.9	$5.5	$2.1	$2.0

(1)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

Excess and Inactive Inventory Reserves

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance(1)	$3.4	$—	$73.9	$78.1
Charge to costs and expenses	10.9	3.4	1.1	13.2
Write-offs net of recoveries	(0.7)	—	(1.4)	(17.4)

Ending balance	$13.6	$3.4	$73.6	$73.9

(1)	The ending balance as of March 25, 2007 was eliminated in purchase accounting as a result of the Acquisition.

Tax Valuation Allowance

	Successor		Predecessor
(In millions)	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007	Year Ended December 31, 2006
Beginning balance	$6.7	$—	$—	$—
Charge to costs and expenses	296.9	6.7	—	—
Write-offs net of recoveries	(6.7)	—	—	—

Ending balance	$296.9	$6.7	$—	$—

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”

II-1