Form 10-Q/A
period 2009-03-29
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2009-07-15
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 29, 2009, originally filed with the Securities and Exchange Commission on May 5, 2009 to amend and restate our condensed consolidated financial statements for the three months ended March 29, 2009.

We identified a non-cash error in our accounting for income tax expense and deferred income taxes related to the calculation of a deferred tax asset valuation allowance recorded during the fourth quarter of 2008. As a result, we have amended and restated our financial statements for the year ended December 31, 2008 and filed Amendment No. 1 to our Annual Report on Form 10-K. A similar error also impacted our financial statements for the three months ended March 29, 2009, causing an understatement of income tax expense and an overstatement of net income.

In addition to the adjustments necessary to correct the error described above, the condensed consolidated financial statements for the three months ended March 29, 2009 included in this Amendment No. 1 to our Quarterly Report on Form 10-Q include adjustments to correct previously identified errors related to the disposition of a standard cost variance and in the accounting for a credit adjustment for a derivative contract which were previously deemed not material to our condensed consolidated financial statements. In addition, we adjusted the interim effective tax rate calculations to correct the multi-jurisdictional blended tax rate and to correct the treatment of indefinite-lived state tax credits. We also recorded adjustments to correct the credit adjustment related to our interest rate swap. The net effect of these collective adjustments was an understatement of income tax expense of $12.5 million, and an overstatement of net income of $13.8 million.

A summary of the effects of these changes on our condensed consolidated balance sheet as of March 29, 2009 and our condensed consolidated statements of operations and cash flows for the three months ended March 29, 2009 is included in Note 2, “Restatement” located in the notes to our consolidated financial statements elsewhere in this quarterly report amendment.

The following information has been updated to give effect to the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this report, even though much of the disclosure in the restated items has not changed. The disclosure in this quarterly report amendment supersedes and replaces the corresponding disclosures in our quarterly report on Form 10-Q for the three months ended March 29, 2009.

PART I

PART II

Item 6.	Exhibits	32
31.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC
31.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company
31.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC
31.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company
32.1.1	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC
32.1.2	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company
32.1.3	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC
32.1.4	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	March 29, 2009 As Restated	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$72.3	$377.6
Accounts and notes receivable, net	97.4	103.0
Unbilled revenue	47.2	35.9
Inventories, net	1,900.9	1,782.3
Prepaid expenses and other current assets	19.1	32.5

Total current assets	2,136.9	2,331.3

Property, plant and equipment, net	627.7	641.8
Goodwill	599.6	599.6
Intangible assets, net	1,031.5	1,049.5
Other assets, net	59.7	65.4

Total assets	$4,455.4	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$92.4	$126.6
Advance payments and billings in excess of costs incurred	508.1	507.4
Accounts payable	313.2	404.3
Accrued salaries and wages	54.1	56.6
Current deferred income tax liability, net	21.6	19.4
Accrued interest payable	49.8	25.9
Other accrued expenses	264.0	276.8

Total current liabilities	1,303.2	1,417.0

Long-term debt	2,142.2	2,364.2
Accrued retiree benefits and other long-term liabilities	443.0	450.9
Non-current deferred income tax liability, net	58.6	24.4

Total liabilities	3,947.0	4,256.5

Paid-in capital	997.3	996.8
Accumulated other comprehensive loss	(385.6)	(409.3)
Retained deficit	(103.3)	(156.4)

Total equity	508.4	431.1

Total liabilities and equity	$4,455.4	$4,687.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 29, 2009 As Restated	Three Months Ended March 30, 2008
Sales:
Aircraft and parts	$499.1	$531.5
Services	$38.5	45.0

Total sales	537.6	576.5

Cost of sales:
Aircraft and parts	456.1	453.8
Services	33.3	38.9

Total cost of sales	489.4	492.7

Gross profit	48.2	83.8

Restructuring expenses	13.6	—
Selling, general and administrative expenses	52.5	59.4
Research and development expenses	28.1	25.9

Operating loss	(46.0)	(1.5)

Interest expense	41.9	51.4
Interest income	(0.5)	(3.8)
Gain on debt repurchase, net	(177.0)	—
Other (income) expense, net	(0.7)	0.2

Non-operating (income) expense, net	(136.3)	47.8

Income (loss) before taxes	90.3	(49.3)

Provision for (benefit from) income taxes	37.2	(18.0)

Net income (loss)	$53.1	$(31.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2008 - March 29, 2009

	Paid-in Capital	Retained Earnings (Deficit) As Restated	Accumulated Other Comprehensive Income (Loss)	Total Equity As Restated	Total Comprehensive Income (Loss) As Restated
Balance at January 1, 2008	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	7.6			7.6
Net loss		(157.2)		(157.2)	$(157.2)
Other comprehensive income (loss), net of tax:				—	—
Net loss on pension and other benefits			(276.1)	(276.1)	(276.1)
Prior service cost			(28.4)	(28.4)	(28.4)
Unrealized loss on cash flow hedges			(114.2)	(114.2)	(114.2)
Foreign currency translation adjustments			(5.0)	(5.0)	(5.0)

Total comprehensive loss					$(580.9)

Balance at December 31, 2008	$996.8	$(156.4)	$(409.3)	$431.1
Stock-based compensation	0.5			0.5
Net income		53.1		53.1	$53.1
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			0.1	0.1	0.1
Unrealized loss on cash flow hedges			(9.4)	(9.4)	(9.4)
Reclassification of de-designated cash flow hedges			17.6	17.6	17.6
Reclassification of unrealized losses due to maturities			17.5	17.5	17.5
Foreign currency translation adjustments			(2.1)	(2.1)	(2.1)

Total comprehensive income					$76.8

Balance at March 29, 2009	$997.3	$(103.3)	$(385.6)	$508.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 29, 2009 As Restated	Three Months Ended March 30, 2008
Cash flows from operating activities:
Net income (loss)	$53.1	$(31.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22.9	21.7
Amortization of intangible assets	18.4	17.1
Amortization of debt issuance costs	2.4	2.4
Amortization of deferred compensation	0.1	1.5
Stock-based compensation	0.5	3.3
Current and deferred income taxes	42.8	(19.2)
Gain on repurchase of long-term debt, net of write-off of debt issuance costs	(177.0)	—

Changes in assets and liabilities:
Accounts receivable, net	5.6	9.5
Unbilled revenue, advanced payments and billings in excess of costs incurred	(10.6)	23.3
Inventories, net	(69.4)	(224.6)
Prepaid expenses and other current assets	13.0	(1.6)
Accounts payable	(91.1)	(7.6)
Accrued salaries and wages	(2.5)	(7.3)
Other accrued expenses	5.8	33.5
Pension and other changes, net	15.6	0.4
Income taxes payable	(0.8)	(3.0)

Net cash used in operating activities	(171.2)	(181.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12.3)	(10.1)
Additions to computer software	(0.4)	(0.8)
Proceeds from sale of property, plant and equipment	0.3	—

Net cash used in investing activities	(12.4)	(10.9)

Cash flows from financing activities:
Payment of notes payable	(80.2)	(42.3)
Debt repurchase	(41.0)	—

Net cash used in financing activities	(121.2)	(42.3)

Effect of exchange rates on cash and cash equivalents	(0.5)	0.1

Net decrease in cash and cash equivalents	(305.3)	(235.0)
Cash and cash equivalents at beginning of period	377.6	569.5

Cash and cash equivalents at end of period	$72.3	$334.5

Supplemental Disclosures:
Cash paid for interest	$8.9	$—
Cash paid for income taxes	0.8	3.8
Net non-cash transfers (from) to property, plant and equipment	(3.2)	20.3
Inventories acquired through issuance of notes	46.0	46.7

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

The unaudited condensed consolidated statement of financial position as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2008 Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

2. Restatement

We identified a non-cash error in our accounting for income tax expense and deferred income taxes resulting from the tax impact of intangible assets, which are being amortized as an expense for tax purposes over 15 years but are not amortized for financial reporting purposes. We appropriately record deferred income tax expense and a deferred tax liability related to the amortization of the intangible for tax purposes. However, in preparing our financial statements for the year ended December 31, 2008, we did not appropriately exclude the deferred tax liability related to intangibles amortization in determining the appropriate amount of valuation allowance required to reduce the net deferred tax assets. As a result, we did not record the appropriate valuation allowance and related deferred income tax expense for the year ended December 31, 2008. In addition, we made a similar error in determining our estimated 2009 annual effective tax rate for purposes of determining tax expense in the interim periods of 2009, which resulted in an understatement of deferred income tax expense and an overstatement of net income for the three months ended March 29, 2009.

In addition to the adjustment necessary to correct the error described above, the condensed consolidated financial statements for the three months ended March 29, 2009 included in this Amendment No. 1 to our Quarterly Report on Form 10-Q include adjustments to correct previously identified errors related to the disposition of a standard cost variance of $3.5 million and the accounting for a credit adjustment for a derivative contract of $1.3 million, which were previously determined not to be material to our condensed consolidated financial statements. We also adjusted the interim effective tax rate calculation to correct the multi-jurisdictional blended tax rate and to correct the treatment of indefinite-lived state tax credits. In addition, we recorded an adjustment to correct the credit adjustment related to our interest rate swap.

The effects of these corrections to the consolidated balance sheet as of March 29, 2009, and the consolidated statements of operations and cash flows for the three months ended March 29, 2009, as well as the cumulative effect of changes recorded in our amended financial statements for the year ended December 31, 2008, are summarized as follows (in millions):

	Consolidated Balance Sheet
	At March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Prepaid expenses and other current assets	$19.0	$0.1	(6)	$19.1
Total Assets	$4,455.3	$0.1	(6)	$4,455.4

Current deferred income tax liability	$29.8	$(8.2)	(1)(4)(5)	$21.6
Other accrued expenses	$266.9	$(2.9)	(1)(4)	$264.0
Non-current deferred income tax liability	$12.8	$45.8	(1)(4)(5)	$58.6
Total Liabilities	$3,912.3	$34.7		$3,947.0
Total Equity	$543.0	$(34.6)		$508.4
Liabilities & Equity	$4,455.3	$0.1		$4,455.4

	Consolidated Statement of Operations
	Three Months Ended March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Total Sales	$537.6	$—		$537.6
Cost of sales	$484.6	$4.8	(2)(3)	$489.4
Gross profit	$53.0	$(4.8)		$48.2
Interest expense	$45.4	$(3.5)	(5)	$41.9
Income before taxes	$91.6	$(1.3)		$90.3
Provision for income taxes	$24.7	$12.5	(l)(4)(5)	$37.2
Net income (loss)	$66.9	$(13.8)		$53.1

	Consolidated Statement of Cash Flows
	Three Months Ended March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Net income	$66.9	$(13.8)		$53.1
Current and deferred income taxes	27.3	15.5		42.8
Changes in prepaid expenses and other current assets	13.1	(0.1)		13.0
Changes in other accrued expenses	5.1	0.7		5.8
Changes in pension and other changes, net	17.9	(2.3)		15.6
Net cash provided by (used in) operating activities	(171.2)	—		(171.2)

(1)	Adjustment to correct the income tax accounting error and misclassification explained above, and reflect the tax effect of (2) and (3).
(2)	Adjustment to appropriately record the amounts related to non-performance risk, related to our derivative instruments, between other comprehensive income and the statement of operations.
(3)	Adjustment to correct the timing of a standard cost variance disposition to be consistent with the underlying cost of sales transaction.
(4)	Adjustment to correct the impact on the effective tax rate of certain multi-jurisdictional issues and indefinite-lived state tax credits in circumstances in which valuation reserves are recorded.
(5)	Adjustment to appropriately record the amounts related to non-performance risk, related to our interest rate swap, between other comprehensive income and the statement of operations.
(6)	Adjustment for rounding.

The footnotes contained elsewhere herein have been restated as necessary for the matters discussed in this note.

3. Recent Accounting Pronouncements

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

4. Fair Value Measurements

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	March 29, 2009			December 31, 2008
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$53.2	$—	$—	$342.6	$—	$—
Foreign currency forward contracts	—	—	—	—	0.7	—

Total	$53.2	$—	$—	$342.6	$0.7	$—

Liabilities
Derivative liabilities	$—	$137.1	$—	$—	$155.4	$—

Total	$—	$137.1	$—	$—	$155.4	$—

The foreign currency forward contracts and the interest rate swap were recorded at fair value in our statement of financial position as follows:

	March 29, 2009		December 31, 2008
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swap	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$—	$—	$0.7	$—
Other accrued expenses-current	(86.5)	—	(89.9)	—
Other long-term liabilities	(26.0)	(24.6)	(39.2)	(26.3)

Net derivative liability	$(112.5)	$(24.6)	$(128.4)	$(26.3)

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

6. Inventories, net

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

7. Derivatives and Hedging Activities

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

The following tables disclose the effects derivative instruments have on our statements of financial position, operations, and cash flows:

Fair Values of Derivative Instruments

	Liability Derivatives
	March 29, 2009
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$24.6
Foreign exchange contracts, current	Other accrued expenses	57.5

Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	23.5

Total derivatives designated as hedging instruments under SFAS 133		$105.6

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts, current	Other accrued expenses	$29.0

Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	2.5

Total derivatives not designated as hedging instruments under SFAS 133		$31.5

Total derivatives		$137.1

The Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 29, 2009		Three months ended March 29, 2009		Three months ended March 29, 2009
Interest rate contracts	$2.3	Interest expense, net	$—	Interest expense, net	$(0.6)
Foreign exchange contracts	(11.7)	Cost of sales	—	Cost of sales	—

Total	$(9.4)		$—		$(0.6)

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended March 29, 2009
Interest rate contracts	Interest expense, net	$(1.5)
Foreign exchange contracts	Cost of sales	(17.5)

Total		(19.0)

8. Employee Separation

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

9. Debt and Notes Payable

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

10. Income Taxes

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

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of a blended annual effective tax rate. In addition to the amount of tax resulting from applying the blended annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. As of March 29, 2009, the estimated overall tax rate for the full year 2009 was 41.2%. Included in the estimated overall tax rate was the discrete item relating to the gain on the debt repurchase discussed above. The estimated annual effective tax rate, excluding discrete items, is negative 47.2%.

In the fourth quarter of 2008, we recorded a valuation allowance against the full amount of our net deferred tax asset at December 31, 2008 in the amount of $296.9 million. We provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. Our deferred tax asset valuation allowance decreased approximately $33.8 million during the three months ending March 29, 2009 to $263.1 million as of March 29, 2009. The decrease in the valuation allowance during the quarter was caused by the reduction in net deferred tax assets resulting from the deferral of the COD income. We intend to maintain the valuation allowance until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

11. Pension and Other Employee Benefits

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

12. Stock-Based Compensation

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

The expected term represents the period of time the options are expected to be outstanding and was determined for new grants using the simplified method. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of the award. The expected volatility assumption was calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk- free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over a period that approximates the expected term of the option granted.

Stock option activity for the three months ended March 29, 2009 was as follows:

Service Vesting	Number of Options
Nonvested at December 31, 2008	2,986,724
Granted	621,875
Exercised	—
Forefeited or expired	(74,239)

Outstanding at March 29, 2009	3,534,360

Performance Vesting	Number of Options
Nonvested at December 31, 2008	3,056,104
Granted	621,875
Exercised	—
Forefeited or expired	(143,670)

Outstanding at March 29, 2009	3,534,309

Restricted share activity for the three months ended March 29, 2009 was as follows:

Restricted Shares	Number of Shares
Nonvested at December 31, 2008	98,687
Granted	125,000
Vested	—
Forfeited	—

Nonvested at March 29, 2009	223,687

We recognized stock-based compensation expense of $0.5 million for the three months ended March 29, 2009.

13. Related Party Transactions

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

14. Commitments and Contingencies

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

15. Business Segment Information

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

Segment financial results were as follows:

(In millions)	Three Months Ended March 29, 2009 As Restated	Three Months Ended March 30, 2008
Sales
Business and General Aviation	$376.5	$425.0
Trainer Aircraft	80.8	77.3
Customer Support	103.8	137.7
Eliminations	(23.5)	(63.5)

Total	$537.6	$576.5

Operating Income (Loss)
Business and General Aviation	$(65.0)	$(24.5)
Trainer Aircraft	0.9	4.3
Customer Support	18.1	18.8
Eliminations	—	(0.1)

Total	$(46.0)	$(1.5)

Intersegment sales for the three months ended March 29, 2009 were $12.6 million for Business and General Aviation and $10.9 million for Customer Support. Intersegment sales for the three months ended March 30, 2008 were $51.4 million for Business and General Aviation and $12.1 million for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

16. Guarantor Subsidiary Financial Information

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

The effects of the corrections described in Note 2 to the Condensed Consolidating Statement of Financial position as of March 29, 2009 and the Condensed Consolidating Statement of Operations for the three months ended March 29, 2009 are summarized below (in millions):

	Consolidated Balance Sheet
	Parent Company
	At March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Investment in subsidiaries	$2,477.2	$(12.7	)(1)(4)(5)	$2,464.5
Total Assets	$2,652.8	$(12.7)		$2,640.1
Current deferred income tax liability	$29.8	$(29.8	)(1)(4)(5)	$—
Intercompany loan	$137.1	$51.7	(1)(4)(5)	$188.8
Total Liabilities	$2,109.8	$21.9		$2,131.7
Total Equity	$543.0	$(34.6)		$508.4
Liabilities & Equity	$2,652.8	$(12.7)		$2,640.1

	Consolidated Balance Sheet
	Guarantor Subsidiaries
	At March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Prepaid expenses and other current assets	$(25.4)	$0.1	(6)	$(25.3)
Total Assets	$4,252.7	$0.1		$4,252.8
Current deferred income tax liability	$—	$21.6	(1)(4)(5)	$21.6
Intercompany loan	$(142.6)	$(53.6	)(1)(4)(5)	$(196.2)
Non-current deferred income tax liability	$12.8	$45.8	(1)(4)(5)	$58.6
Total Liabilities	$1,780.8	$13.8		$1,794.6
Total Equity	$2,471.9	$(13.7)		$2,458.2
Liabilities & Equity	$4,252.7	$0.1		$4,252.8

	Consolidated Balance Sheet
	Non-Guarantor Subsidiaries
	At March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Other accrued expenses	$8.0	$(2.9	)(1)(4)	$5.1
Intercompany loan	$10.4	$1.9	(1)(4)(5)	$12.3
Total Liabilities	$36.2	$(1.0)		$35.2
Total Equity	$5.3	$1.0		$6.3
Liabilities & Equity	$41.5	$—		$41.5

	Consolidated Statement of Operations Parent Company
	Three Months Ended March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Interest expense (income), net	$43.7	$(3.5	)(5)	40.2
Provision for income taxes	$23.6	$24.7	(1)(4)(5)	$48.3
Equity loss in subsidiaries	$42.5	(7.4	)(1)(4)(5)	35.1
Net Income	$66.9	$(13.8)		$53.1

	Consolidated Statement of Operations Guarantor Subsidiaries
	Three Months Ended March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Total sales	$560.8	$—		$560.8
Cost of sales	$510.5	$4.8	(2)(3)	$515.3
Gross profit	$50.3	$(4.8)		$45.5
Provision for income taxes	$0.1	$(11.7	)(1)(4)(5)	$(11.6)
Net loss	$(43.4)	$6.9		$(36.5)

	Consolidated Statement of Operations Non-Guarantor Subsidiaries
	Three Months Ended March 29, 2009
	As Previously Reported	Adjustments		As Adjusted
Provision for income taxes	$1.0	$(0.5	)(1)(4)	$0.5
Net income	$0.9	$0.5		$1.4

(1)	Adjustment to correct the income tax accounting error and misclassification explained above, and reflect the tax effect of (2) and (3).

(2)	Adjustment to appropriately record the amounts related to non-performance risk, related to our derivative instruments, between other comprehensive income and the statement of operations.

(3)	Adjustment to correct the timing of a standard cost variance disposition to be consistent with the underlying cost of sales transaction.

(4)	Adjustment to correct the impact on the effective tax rate of certain multi-jurisdictional issues and indefinite-lived state tax credits in circumstances in which valuation reserves are recorded.

(5)	Adjustment to appropriately record the amounts related to non-performance risk, related to our interest rate swap, between other comprehensive income and the statement of operations.

(6)	Adjustment for rounding.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of March 29, 2009 As Restated

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$65.8	$(0.1)	$6.6	$—	$72.3
Accounts and notes receivable, net	—	91.4	6.0	—	97.4
Intercompany receivables	—	13.2	1.3	(14.5)	—
Unbilled revenue	—	32.3	14.9	—	47.2
Inventories, net	—	1,893.8	7.1	—	1,900.9
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.7	(25.3)	1.7	—	19.1

Total current assets	108.5	2,005.3	37.6	(14.5)	2,136.9

Property, plant and equipment, net	18.3	606.2	3.2	—	627.7
Investment in subsidiaries	2,464.5	—	—	(2,464.5)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,030.8	0.7	—	1,031.5
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	48.8	10.9	—	—	59.7

Total assets	$2,640.1	$4,252.8	$41.5	$(2,479.0)	$4,455.4

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$92.4	$—	$—	$—	$92.4
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	496.3	11.8	—	508.1
Accounts payable	12.4	305.0	5.4	(9.6)	313.2
Accrued salaries and wages	—	53.5	0.6	—	54.1
Current deferred income tax liability	—	21.6	—	—	21.6
Accrued interest payable	47.8	2.0	—	—	49.8
Other accrued expenses	(7.2)	266.1	5.1	—	264.0

Total current liabilities	68.6	1,221.3	22.9	(9.6)	1,303.2

Long-term debt	2,142.2	—	—	—	2,142.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	188.8	(196.2)	12.3	(4.9)	—
Accrued retiree benefits and other long-term liabilities	24.6	418.4	—	—	443.0
Non-current deferred income tax liability	—	58.6	—	—	58.6

Total liabilities	2,131.7	1,794.6	35.2	(14.5)	3,947.0

Total equity	508.4	2,458.2	6.3	(2,464.5)	508.4

Total liabilities and equity	$2,640.1	$4,252.8	$41.5	$(2,479.0)	$4,455.4

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

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 29, 2009 As Restated

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$560.8	$18.9	$(42.1)	$537.6
Cost of sales	—	515.3	16.2	(42.1)	489.4

Gross profit	—	45.5	2.7	—	48.2

Restructuring expenses	—	13.6	—	—	13.6
Selling, general and administrative expenses	0.2	51.1	1.2	—	52.5
Research and development expenses	—	28.1	—	—	28.1

Operating (loss) income	(0.2)	(47.3)	1.5	—	(46.0)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense (income), net	40.2	1.2	—	—	41.4
Gain on debt repurchase, net	(177.0)	—	—	—	(177.0)
Other expense (income), net	—	(0.3)	(0.4)	—	(0.7)

Non-operating (income) expense, net	(136.7)	0.8	(0.4)	—	(136.3)

Income (loss) before taxes	136.5	(48.1)	1.9	—	90.3

Provision for income taxes	48.3	(11.6)	0.5	—	37.2

Earnings (loss) before Equity Loss	88.2	(36.5)	1.4	—	53.1

Equity loss in subsidiaries	35.1	—	—	(35.1)	—

Net income (loss)	$53.1	$(36.5)	$1.4	$35.1	$53.1

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 30, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$559.5	$20.6	$(3.6)	$576.5
Cost of sales	—	478.9	17.4	(3.6)	492.7

Gross Margin	—	80.6	3.2	—	83.8

Selling, general and administrative expenses	—	58.9	0.5	—	59.4

Research and development expenses	—	25.9	—	—	25.9

Operating (loss) income	—	(4.2)	2.7	—	(1.5)

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income) , net	42.8	4.9	(0.1)	—	47.6
Other expense, net	—	—	0.2	—	0.2

Non-operating expense (income), net	42.7	5.0	0.1	—	47.8

(Loss) income before taxes	(42.7)	(9.2)	2.6	—	(49.3)

(Benefit from) provision for income taxes	(18.9)	—	0.9	—	(18.0)

Earning (loss) before Equity Loss	(23.8)	(9.2)	1.7	—	(31.3)

Equity loss in subsidiaries	7.5	—	—	(7.5)	—

Net (loss) income	$(31.3)	$(9.2)	$1.7	$7.5	$(31.3)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 29, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(47.1)	$(123.3)	$(0.8)	$—	$(171.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(10.9)	(1.4)	—	(12.3)
Additions to computer software	—	(0.4)		—	(0.4)
Proceeds from sale of property, plant and equipment	—	0.3	—	—	0.3

Net cash used in investing activities	—	(11.0)	(1.4)	—	(12.4)

Cash flows from financing activities:
Payment of notes payable	(80.2)	—	—	—	(80.2)
Debt repurchase	(41.0)	—	—	—	(41.0)
Net (repayments to) borrowings from Parent	(136.8)	133.9	2.9	—	0.0

Net cash (used in) provided by financing activities	(258.0)	133.9	2.9	—	(121.2)

Effect of exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)

Net (decrease) increase in cash and cash equivalents	(305.1)	(0.4)	0.2	—	(305.3)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$65.8	$(0.1)	$6.6	$—	$72.3

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements, including the notes thereto, in the Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on July 15, 2009. This discussion and analysis has been amended as a result of the restatement of our financial statements for the three months ended March 29, 2009, discussed in Note 2 to the financial statements; however, much of the disclosure in the original discussion and analysis included in the initial Quarterly Report on Form 10-Q is unchanged.

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

Results of Operations

(In millions)	Three Months Ended March 29, 2009 As Restated	Three Months Ended March 30, 2008
Sales	$537.6	$576.5
Cost of sales	489.4	492.7

Gross profit	48.2	83.8

Restructuring expenses	13.6	—
Selling, general and administrative expenses	52.5	59.4
Research and development expenses	28.1	25.9

Operating loss	(46.0)	(1.5)

Interest expense	41.9	51.4
Interest income	(0.5)	(3.8)
Gain on debt repurchase, net	(177.0)	—
Other (income) expense, net	(0.7)	0.2

Non-operating (income) expense, net	(136.3)	47.8

Income (loss) before taxes	90.3	(49.3)

Provision for (benefit from) income taxes	37.2	(18.0)

Net income (loss)	$53.1	$(31.3)

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

Operating Income. As detailed in the table below, operating loss was $46.0 million for the three months ended March 29, 2009 compared to an operating loss of $1.5 million for three months ended March 30, 2008. A large majority of the decline was in the Business and General Aviation segment which was impacted by decreased delivery volume, charges associated with used aircraft valuations and mark-to-market adjustments on foreign currency derivatives as well as a significant majority of the $13.6 million charge to record the estimated severance costs related to the work force reductions announced during the period.

Operating (Loss) Income

(In millions)	Three Months Ended March 29, 2009 As Restated	Three Months Ended March 30, 2008
Business and General Aviation	$(65.0)	$(24.5)
Trainer Aircraft	0.9	4.3
Customer Support	18.1	18.8
Eliminations	—	(0.1)

Total	$(46.0)	$(1.5)

Business and General Aviation segment operating loss was $65.0 million for the three months ended March 29, 2009 compared to an operating loss of $24.5 million for the three months ended March 30, 2008. During the three months ended March 29, 2009, the segment recorded a $25.3 million charge to reduce the carrying value of used aircraft inventory to current market values and a $16.1 million charge related to mark-to-market adjustments on foreign currency forward contracts no longer designated as cash flow hedges because the underlying purchase volumes are no longer expected to occur. In addition, $12.6 million of the total severance charge recorded during the three months ended March 29, 2009 related to this segment. Partially offsetting these declines was an $18.4 million charge related to early production Hawker 4000 units recorded during the three months ended March 30, 2008 for which there was no comparable charge in the current period.

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

Non-operating Income/Expense, net. Net non-operating income was $136.3 million for the three months ended March 29, 2009 compared to a net non-operating expense of $47.8 million for the three months ended March 30, 2008. Essentially all of the change is due to the $177.0 million net gain associated with the previously discussed purchase, at a significant discount, of $220.0 million of our debt securities. The remainder of net non-operating expense is comprised of interest expense associated with our debt. The debt repurchases will reduce interest expense in future periods.

Provision for Income Taxes. During the three months ended March 29, 2009, we purchased $220.0 million of our outstanding debt, realizing a net gain of $177.0 million. The $177.0 million gain was treated as discretely affecting the first quarter tax provision as opposed to being included in the effective annual tax rate. See Note 10 to the financial statements for additional information.

The blended annual effective tax rate for the three months ended March 29, 2009, excluding the impact of cancellation of indebtedness income discussed above, was negative 47.2%. The effective tax rate for the three months ended March 29, 2009 was 41.2%, which includes the impact of the discrete item. The effective tax rate for the three months ended March 30, 2008 was 36.5%. The decline in the effective tax rate was due to the full valuation allowance recorded on our net deferred tax assets at December 31, 2008. The valuation allowance affects our current tax provision and effective tax rate by deferring tax benefits until management determines we have sufficient positive evidence related to sources of future taxable income to recognize those benefits.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

(In millions)	Three Months Ended March 29, 2009 As Restated	Three Months Ended March 30, 2008
Net cash used in operating activities	$(171.2)	$(181.9)
Net cash used in investing activities	(12.4)	(10.9)
Net cash used in financing activities	(121.2)	(42.3)
Effect of exchange rates on cash and cash equivalents	(0.5)	0.1

Net decrease in cash and cash equivalents	$(305.3)	$(235.0)

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

Item 4.	Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 filed on May 5, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 29, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the period ended March 29, 2009, as described in Note 2 to the condensed consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 29, 2009 as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 29, 2009, we did not maintain effective controls to ensure the completeness and accuracy of the provision for income taxes and related deferred income tax accounts. Specifically, we did not identify, evaluate and report non-routine and complex tax accounting matters, including adequately documenting and monitoring differences between the income tax basis and financial reporting basis of our assets and liabilities. This deficiency resulted in an error to the condensed consolidated financial statements for the quarter ended March 29, 2009, as more fully described in Note 2 to the condensed consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting were identified during the quarter ended March 29, 2009 , that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Plan for Remediation

In light of the material weakness described above, we are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the temporary differences between financial and tax reporting, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles.

Item 6.	Exhibits

Exhibit Number	Description
31.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

**	Filed herewith.

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

Date: July 15, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight
(Principal Accounting Officer)

Date: July 15, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

**	Filed herewith.