Form 10-Q
period 2009-09-27
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2009-11-06
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	September 27, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$300.2	$377.6
Accounts and notes receivable, net	122.8	103.0
Unbilled revenue	78.6	35.9
Inventories, net	1,673.6	1,782.3
Current deferred income tax asset, net	16.0	—
Prepaid expenses and other current assets	24.7	32.5

Total current assets	2,215.9	2,331.3
Property, plant and equipment, net	564.0	641.8
Goodwill	259.5	599.6
Intangible assets, net	822.5	1,049.5
Other assets, net	48.8	65.4

Total assets	$3,910.7	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable, revolver, and current portion of long-term debt	$426.3	$126.6
Advance payments and billings in excess of costs incurred	456.9	507.4
Accounts payable	278.3	404.3
Accrued salaries and wages	51.9	56.6
Current deferred income tax liability, net	—	19.4
Accrued interest payable	39.5	25.9
Other accrued expenses	257.5	272.6

Total current liabilities	1,510.4	1,412.8
Long-term debt	1,861.2	2,364.2
Accrued pension benefits	334.9	310.8
Other long-term liabilities	97.3	140.1
Non-current deferred income tax liability, net	25.7	24.4

Total liabilities	3,829.5	4,252.3
Equity
Paid-in capital	999.3	996.8
Accumulated other comprehensive loss	(306.7)	(409.3)
Retained deficit	(615.3)	(156.4)

Total equity attributable to parent company	77.3	431.1
Non-Controlling Interest	3.9	4.2

Total equity	81.2	435.3

Total liabilities and equity	$3,910.7	$4,687.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Sales:
Aircraft and parts	$717.9	$728.4	$1,992.0	$2,201.8
Services	39.8	54.9	119.6	186.7

Total sales	757.7	783.3	2,111.6	2,388.5
Cost of sales:
Aircraft and parts	841.7	626.5	1,948.5	1,852.6
Services	33.9	47.8	102.7	156.8

Total cost of sales	875.6	674.3	2,051.2	2,009.4

Gross profit	(117.9)	109.0	60.4	379.1

Restructuring, net	8.5	—	29.1	—
Definite-lived intangible asset impairment	73.0	—	73.0	—
Goodwill and indefinite-lived intangible asset impairment	448.3	—	448.3	—
Selling, general and administrative expenses	48.4	65.9	155.8	198.6
Research and development expenses	25.0	27.8	81.8	80.3

Operating (loss) income	(721.1)	15.3	(727.6)	100.2

Interest expense	35.6	50.1	115.1	149.9
Interest income	(0.2)	(2.1)	(1.0)	(7.4)
Gain on debt repurchase, net	—	—	(352.1)	—
Other income, net	(0.3)	(1.1)	(0.3)	(0.7)

Non-operating expense (income), net	35.1	46.9	(238.3)	141.8

Loss before taxes	(756.2)	(31.6)	(489.3)	(41.6)
Benefit from income taxes	(72.3)	(10.4)	(30.7)	(14.0)

Net loss	$(683.9)	$(21.2)	$(458.6)	$(27.6)

Net income attributable to non-controlling interest	0.3	0.3	0.3	0.6

Net loss attributable to parent company	$(684.2)	$(21.5)	$(458.9)	$(28.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2008 - September 27, 2009

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2008	$989.2	$0.8	$14.4	$2.8	$1,007.2
Stock-based compensation	7.6				7.6
Net (loss) income		(157.2)		1.4	(155.8)	$(155.8)
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits			(276.1)		(276.1)	(276.1)
Prior service cost			(28.4)		(28.4)	(28.4)
Unrealized loss on cash flow hedges			(114.2)		(114.2)	(114.2)
Foreign currency translation adjustments			(5.0)		(5.0)	(5.0)

Total comprehensive loss						$(579.5)

Balance at December 31, 2008	$996.8	$(156.4)	$(409.3)	$4.2	$435.3
Stock-based compensation	2.5				2.5
Net (loss) income		(458.9)		0.3	(458.6)	$(458.6)
Dividends declared				(0.6)	(0.6)
Other comprehensive income (loss), net of tax:
Realized prior service cost due to curtailment			2.4		2.4	2.4
Unrealized gain on cash flow hedges			37.7		37.7	37.7
Realized losses due to de-designation of cash flow hedges			31.1		31.1	31.1
Reclassification of unrealized losses due to maturities			30.1		30.1	30.1
Foreign currency translation adjustments			1.3		1.3	1.3

Total comprehensive loss						$(356.0)

Balance at September 27, 2009	$999.3	$(615.3)	$(306.7)	$3.9	$81.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Cash flows from operating activities:
Net loss attributable to parent company	$(458.9)	$(27.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69.0	63.0
Amortization of intangible assets	49.0	54.9
Amortization of debt issuance costs	8.2	7.2
Amortization of deferred compensation	0.3	3.0
Stock-based compensation	2.5	6.9
Current and deferred income taxes	(31.2)	(24.1)
Gain on repurchase of long-term debt, net of write-off of debt issuance costs	(352.1)	—
Inventory impairments	70.7	—
Definite-lived asset impairment	94.0	—
Goodwill and other indefinite-lived intangible impairment charges	448.3	—
Non-cash interest expense	13.3	—
Changes in assets and liabilities:
Accounts receivable, net	(19.8)	(18.5)
Unbilled revenue, advanced payments and billings in excess of costs incurred	(93.2)	53.8
Inventories, net	171.3	(464.3)
Prepaid expenses and other current assets	4.4	12.4
Accounts payable	(126.0)	73.4
Accrued salaries and wages	(4.8)	(0.4)
Other accrued expenses	(0.1)	114.9
Pension and other changes, net	71.2	(8.4)
Income taxes payable	0.7	(6.3)
Collection of financing receivables not sold	—	0.4

Net cash used in operating activities	(83.2)	(159.7)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(42.0)	(46.2)
Additions to computer software	(3.1)	(3.1)
Proceeds from sale of property, plant and equipment	1.2	101.7

Net cash provided by (used in) investing activities	(43.9)	52.4

Cash flows from financing activities:
Payment of notes payable	(174.8)	(136.0)
Payment of term loan	(6.5)	(6.5)
Utilization of revolving credit facility	365.0	—
Payment of revolving credit facility	(1.8)	—
Proceeds from IRB funding	4.5	—
Debt repurchase	(136.7)	—

Net cash provided by (used in) financing activities	49.7	(142.5)

Effect of exchange rates on cash and cash equivalents	—	(0.7)
Net decrease in cash and cash equivalents	(77.4)	(250.5)
Cash and cash equivalents at beginning of period	377.6	569.5

Cash and cash equivalents at end of period	$300.2	$319.0

Supplemental Disclosures:
Cash paid for interest	$88.5	$96.2
Income tax (refunds) paid	(0.7)	6.3
Net non-cash transfers (from) to property, plant and equipment	(21.9)	12.8
Inventories acquired through issuance of notes	111.4	169.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

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

Certain reclassifications have been made to the cost of sales between segments in prior period financial statements and notes to conform to the current period presentation. The unaudited condensed consolidated statement of financial position as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

We evaluated subsequent events through November 6, 2009, the date of financial statement issuance.

2. Summary of Significant Accounting Policies

Since the Company’s fiscal year ended December 31, 2008, there have been no significant changes in its critical accounting policies. Please refer to the Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial statements” contained in Part II, Item 8 of the Company’s Annual Report as Amended on Form 10-K/A for the fiscal year ended December 31, 2008, as filed with the SEC on July 15, 2009, for a discussion of the Company’s critical accounting policies. As the Company incurred impairment charges relating to goodwill, intangible assets and long-lived assets during the three months ended September 27, 2009, the disclosures below provide additional detail related to the policies applicable to the review and determination of the impairment of goodwill, intangible assets, and other long-lived assets.

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

The necessity for, and the amount of, any goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment is indicated by comparing the fair value of a segment with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the segment unit is not considered to be impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a segment exceeds its fair value, the second step is performed for that reporting unit to determine if goodwill is impaired and to measure the amount of impairment loss that should be recognized, if any.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The second step, if necessary, compares the implied fair value of a segment’s goodwill with the carrying amount of that reporting unit’s goodwill. The process of determining such implied fair value of goodwill involves allocating the reporting unit’s fair value as determined in step one to all of the reporting unit’s assets and liabilities. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The Company estimates the fair value of its reporting units, using various valuation techniques, including discounted cash flow analysis, market and transaction comparable approaches. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.

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

We will continue to perform our annual impairment testing during the fourth quarter each year absent any impairment indicators or other changes that may necessitate more frequent impairment analysis.

Impairment of Long-Lived Assets. Management determines whether long-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, management evaluates the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

See additional disclosure of these analyses in Note 7 to the Company’s Condensed Consolidated Financial Statements including the impairment charges recorded during the three months ended September 27, 2009.

3. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and does not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In December 2007, the FASB issued a new accounting standard to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. Additionally, this statement requires net income from noncontrolling interests to be shown separately on the consolidated income statements. This change resulted in a $4.2 million reclassification from other current liabilities to equity on the December 2008 consolidated balance sheet. These interests are primarily related to investment in a shared service facility

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

in Toluca, Mexico.

In December 2007, the FASB revised the authoritative guidance for business combinations, which requires a company to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then monitored for impairment periodically, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this guidance also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In January 2009, the Company adopted this guidance and expects that this guidance will result in the recognition of expenses to the Company’s results of operations for any future acquisitions which would have been capitalized prior to the adoption of this guidance. The Company cannot predict any acquisition activities and therefore cannot access the impact to its financial positions, results of operations, or cash flows.

In April 2009, the FASB revised the authoritative guidance for business combinations. The guidance deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. It is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. In the first quarter of 2009, the Company adopted this guidance, which did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In March 2009, the FASB issued an accounting standard that requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued new accounting standards to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the standard requires those disclosures in summarized financial information at interim reporting periods. These standards do not change the accounting treatment for these financial instruments and is effective for interim periods ending after June 15, 2009. Adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update to fair value accounting standards. This update provides additional guidance, including illustrative examples, clarifying the measurement of liabilities at fair value. This update is effective for the first reporting period beginning after its issuance. The company will adopt the provisions of this update in the second quarter of fiscal 2010 and is currently evaluating the impact the adoption of these provisions will have on its consolidated financial statements.

In September 2009, the FASB issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. In addition, this update removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after September 27, 2009 are not expected to have a material effect on our cash flows.

4. Fair Value Measurements

Effective January 1, 2008, we adopted a newly issued accounting standard for fair value measurements. The standard defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. We performed an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. Financial instruments carried at fair value on our balance sheet include cash and cash equivalents and derivatives. Our other financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued interest payable, short-term borrowings and long-term debt, are carried at cost or amortized cost. The carrying values of our short-term receivables, prepaid expenses, accrued interest payable and payables approximate their fair value because of their nature and respective maturity dates or durations.

We also use derivatives to manage foreign currency risk and interest rate risk for non-trading purposes. We carry the instruments at fair value on our balance sheet. The derivatives section below details our derivatives and fair values as at September 27, 2009. The fair values are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in income or accumulated other comprehensible income, depending upon the designation of the derivative as a cash flow hedge.

We carry our long-term debt at amortized cost. The table below details the long-term debt and fair values as of September 27, 2009 and December 31, 2008. The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

The standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	September 27, 2009			December 31, 2008
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$279.8	$—	$—	$342.6	$—	$—
Foreign currency forward contracts	—	—	—	—	0.7

Total	$279.8	$—	$—	$342.6	$0.7	$—

Liabilities
Foreign currency forward contracts	$—	$(44.3)	$—	$—	$(129.1)	$—
Interest rate swaps	—	(24.1)	—	—	(26.3)	—

Total	$—	$(68.4)	$—	$—	$(155.4)	$—

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in our statement of financial position as follows:

	September 27, 2009		December 31, 2008
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$—	$—	$0.7	$—
Other accrued expenses-current	(43.6)	—	(89.9)	—
Other long-term liabilities	(0.7)	(24.1)	(39.2)	(26.3)

Net derivative liability	$(44.3)	$(24.1)	$(128.4)	$(26.3)

Derivative financial instruments are valued using an income valuation approach. The fair value of the foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of the interest rate swaps is derived from discounted cash flow analyses based on the terms of the contract and the interest rate yield curve. The fair value measurements also incorporate credit risk. For derivatives in a liability position, we incorporated our own credit risk, and, for derivatives in an asset position, the counterparty’s credit risk is incorporated. To measure credit risk, we modify our discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from third-party pricing services. These inputs are derived principally from, or corroborated by, other observable market data and are therefore considered to be Level 2 inputs. Our valuations do not include any significant Level 3, or unobservable, inputs.

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	September 27, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,270.8	$972.1	$1,277.2	$625.9
Senior fixed rate notes	182.9	130.1	400.0	167.0
Senior PIK-election notes	275.4	186.6	400.0	135.0
Senior subordinated notes	145.1	89.6	300.0	77.3

	$1,874.2	$1,378.4	$2,377.2	$1,005.2

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis:

	September 27, 2009
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(340.1)
Indefinite-lived intangible assets	352.8	—	—	352.8	(108.2)
Definite-lived assets held for use	603.0	—	—	603.0	(73.0)

	$955.8	$—	$—	$955.8

The losses shown in the table above reflect impairment charges recorded during the three months ended September 27, 2009. Refer to Note 7, “Goodwill and Intangibles” for further information.

5. Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from 1 to 10 years. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised. Activity related to commercial aircraft and part warranty provisions, which is recorded in other long-term liabilities on the balance sheet, was as follows:

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Beginning balance	$64.7	$64.0	$67.3	$60.8
Accrual for aircraft and part deliveries	6.4	6.4	17.0	20.6
Reversals related to prior period deliveries	(0.4)	(5.5)	(3.3)	(7.3)
Warranty services provided	(6.0)	(4.5)	(16.3)	(13.7)

Ending balance	$64.7	$60.4	$64.7	$60.4

Warranty provisions related to aircraft deliveries on contracts accounted for using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6. Inventories, net

Inventories consisted of the following:

(In millions)	September 27, 2009	December 31, 2008
Finished goods	$183.1	$254.3
Work in process	1,151.3	1,038.0
Materials and purchased parts	339.2	490.0

Total	$1,673.6	$1,782.3

Net non-cash transfers of $21.9 million and $1.8 million for the nine months ended September 27, 2009 and September 28, 2008, respectively, were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory. In connection with our interim assessment of goodwill and indefinite-lived intangible assets discussed more fully in Note 7, we reviewed the valuation of certain inventory during the third quarter of 2009 and recorded non-cash charges in cost of sales totaling $70.7 million to reduce inventory to net realizable value. These charges were excluded from changes in inventories in the statement of cash flows.

7. Goodwill and Intangibles

We test goodwill for impairment at least annually during the fourth quarter of each calendar year. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter. Based on current global economic conditions, the company’s updated expectation of the timing of a general aviation market recovery and increased downward pricing pressure, we concluded that it was more likely than not that the fair value of one of our business segments had been reduced below its carrying value. Accordingly, we performed an interim review of the value of our goodwill and indefinite-lived intangible assets during the third quarter of 2009.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the valuation methodologies we used to derive the fair value of the reporting segments:

•

Income Approach: To determine fair value, we discounted the expected cash flows of the reporting units. We calculated expected cash flows using annual revenue growth rates of approximately 3% for the Business and General Aviation segment, 3% for the Trainer segment, and 4% for the Customer Support segment. We used a discount rate of 13.5% for the Business and General Aviation segment, 10.0% for the Trainer segment, and 12.0% for the Customer Support segment, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: We used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar publicly traded companies. Using the guideline company method, we selected revenue multiples below the median for our comparable companies.

•	Transaction-Based Approach: We assessed EBITDA multiples realized in actual purchase transactions of comparable companies and applied multiples to the low end of the range of comparable transactions.

Equal weightings were assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. The first step of our interim impairment analysis indicated that the fair value of the Company’s Trainer and Customer Support reporting units exceeded their carrying values. Changes in assumptions plus or minus 10% would not result in a goodwill impairment charge for the Trainer and Customer Support reporting units. The Company’s Business and General Aviation reporting unit, however, had a fair value less than its carrying value. Accordingly, we performed the second step analysis as described in our summary of significant accounting policies footnote.

        As a result of our analysis, we concluded that the implied fair value of the goodwill of our Business and General Aviation segment was zero. Accordingly, we recorded an impairment charge of $340.1 million during the three months ended September 27, 2009 to reduce the carrying value to zero. The primary cause of the goodwill impairment was the overall decline in the market value of the segment as a result of the adverse global economic conditions and our expectations as to the timing of a recovery in the general aviation market.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

Goodwill by Segment:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Balance at January 1, 2009
Goodwill	$340.1	$222.0	$37.5	$599.6
Accumulated impairment losses	—	—	—	—

	340.1	222.0	37.5	599.6
Goodwill acquired during the year	—	—	—	—
Impairment losses recognized during the period	(340.1)	—	—	(340.1)

Balance at September 27, 2009	$—	$222.0	$37.5	$259.5

Indefinite-Lived Intangible Assets:

As part of the interim goodwill impairment test discussed above, the Company performed an assessment of the fair value of our indefinite-lived intangible assets and recorded non-cash impairment charges of $107.8 million related to the “Hawker” trade name and $0.4 million related to the “Bonanza” trade name to reduce the carrying values to fair value. The impairment was caused by a decrease in the expected cash flows from the underlying products as a result of the depressed general aviation market and resulting reduced production volumes and downward pricing pressure. A change in the underlying assumptions plus or minus 10% would not result in impairment charges for those trade names.

Changes in the net carrying amount of indefinite-lived intangible assets for the periods shown, by reportable segment, are as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Balance at January 1, 2009
Trademarks / trade names - indefinite lives	$461.0	$—	$—	$461.0
Accumulated impairment losses	—	—	—	—

	461.0	—	—	461.0
Intangibles acquired during the year	—	—	—
Impairment losses recognized during the period	(108.2)	—	—	(108.2)

Balance at September 27, 2009	$352.8	$—	$—	$352.8

Definite-Lived Intangible Assets

We also performed an analysis of the potential impairment of our identifiable intangible assets and recorded impairment charges totaling $73.0 million to reduce the carrying value of certain assets to their fair values. The primary reason for the impairment was a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Changes in the net carrying amount of definite-lived intangible assets for the periods shown are as follows:

(In millions)	Definite-Lived Intangibles, gross January 1, 2009	Accumulated Amortization as of January 1, 2009	Intangibles Acquired During the Period	Impairment Losses During the Period	Amortization During the Period	Definite-Lived Intangibles, net September 27, 2009	Accumulated Impairment Losses
Balance at January 1, 2009
Technological knowledge	$380.0	$(45.7)	$—	$(70.7)	$(19.9)	$243.7	$(70.7)
Customer relationships	228.0	(25.2)	—	—	(10.8)	192.0	—
Computer software	40.5	(12.5)	3.2	—	(5.8)	25.4	—
Order backlog	62.0	(43.5)	—	(1.0)	(12.3)	5.2	(1.0)
Trademarks / trade names - definite lives	6.0	(1.1)	—	(1.3)	(0.2)	3.4	(1.3)

	$716.5	$(128.0)	$3.2	$(73.0)	$(49.0)	$469.7	$(73.0)

8. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

(In millions)	September 27, 2009	December 31, 2008
Land	$29.5	$29.5
Buildings and leasehold improvements	161.4	149.8
Aircraft and autos	40.9	59.0
Furniture, fixtures and office equipment	5.4	4.7
Tooling	394.7	389.3
Machinery and equipment	106.2	101.7
Construction in process	25.9	44.9

	$764.0	$778.9
Less accumulated depreciation	200.0	137.1

Property, plant and equipment, net	$564.0	$641.8

In conjunction with the impairment testing of our goodwill and indefinite-lived intangible assets discussed above, we also performed an analysis of the potential impairment of other identifiable equipment. The analysis and re-assessment resulted in an impairment charge in cost of sales of $21.0 million due to a decrease in expected cash flows from the products underlying the recorded tooling asset values due to reduced production volume and downward pricing pressures. A 10% decrease in the expected cash flows would not result in additional impairment charges.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Changes in the net carrying amount of property, plant and equipment for the period shown are as follows:

(In millions)	PP&E, gross January 1, 2009	Accumulated Depreciation as of January 1, 2009	Assets Acquired/ Disposed/ Transferred During the Period	Impairment Losses During the Period	Depreciation During the Period	PP&E, net September 27, 2009	Accumulated Impairment Losses
Land	$29.5	$—	$—	$—	$—	$29.5	$—
Buildings and leasehold improvements	149.8	(15.5)	11.8	—	(7.8)	138.3	—
Aircraft and autos	59.0	(9.4)	(12.5)	—	(7.3)	29.8	—
Furniture, fixtures and office equipment	4.7	(1.6)	0.8	—	(0.8)	3.1	—
Tooling	389.3	(82.2)	26.4	(21.0)	(40.1)	272.4	(21.0)
Machinery and equipment	101.7	(28.4)	4.7	—	(13.0)	65.0	—
Construction in process	44.9	—	(19.0)	—	—	25.9	—

	$778.9	$(137.1)	$12.2	$(21.0)	$(69.0)	$564.0	$(21.0)

9. Derivatives and Hedging Activities

We use derivative instruments in the form of foreign currency forward contracts and interest rate swap contracts to hedge our economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates, and, when appropriate, we designate these instruments as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. We believe our derivative instruments are executed with creditworthy institutions, and we do not hold or issue derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted U.K. pound sterling inventory purchases. Notional amounts outstanding at September 27, 2009 and September 28, 2008 based on contract rates were $308.7 million and $666.2 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at September 27, 2009 extend through January 2011. For the nine months ended September 27, 2009, the net loss recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated or de-designated was $27.8 million. At September 27, 2009, approximately $16.7 million of net losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

As a result of depressed demand in the general aviation market, we have reduced production rates and, as a result, reduced purchase volumes including previously forecast U.K. pound sterling inventory purchases. As a result, we discontinued cash flow hedge accounting for foreign currency forward contracts when the underlying inventory purchase transactions are no longer probable. The impact of the discontinuation of cash flow hedge accounting is included in the net losses discussed above. We may purchase offsetting foreign currency forward contracts as market conditions allow. We will continue to record the change in fair value of these foreign currency forward contracts in earnings until our position can be terminated.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the de-designated hedge is being amortized over the life of the debt.

For the three and nine months ended September 27, 2009, we reclassified a loss of $1.4 million and $4.2 million, respectively, from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the three and nine months ended September 27, 2009, no ineffectiveness was recognized for the new hedging relationship. At September 27, 2009, a loss of approximately $3.8 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

We entered into an additional interest rate swap agreement in June 2009 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap is $300.0 million and matures on June 30, 2011.

The following tables disclose the effects derivative instruments have on our statements of financial position, operations, and cash flows:

	September 27, 2009
(In millions)	Statement of Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$24.1
Foreign exchange contracts, current	Other accrued expenses	21.1
Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	0.7

Total derivatives designated as hedging instruments		$45.9

Derivatives not designated as hedging instruments
Foreign exchange contracts, current	Other accrued expenses	$22.5

Total derivatives not designated as hedging instruments		$22.5

Total derivatives		$68.4

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

Derivatives Not Designated as Hedging Instruments under	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Nine months ended September 27, 2009
Interest rate contracts	Interest expense, net	$(4.2)
Foreign exchange contracts	Cost of sales	$(27.8)

Total		$(32.0)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine months ended September 27, 2009		Nine months ended September 27, 2009		Nine months ended September 27, 2009
Interest rate contracts	$2.7	Interest expense, net	$—	Interest expense, net	$(0.6)
Foreign exchange contracts	16.7	Cost of sales	(26.8)	Cost of sales	—

Total	$19.4		$(26.8)		$(0.6)

10. Restructuring

During the nine months ended September 27, 2009, we undertook several restructuring actions in response to reduced aircraft production rates due to weakening in the global economy and decreased demand in the general aviation industry. During the three and nine months ended September 27, 2009, we recorded pre-tax charges of $8.5 million and $29.1 million, respectively, related to restructuring costs, costs to exit facilities, and related items, net, on our Consolidated Statements of Operations, as follows:

•	Workforce Reduction. A $24.7 million charge related to our decision to reduce staffing; and

•	Exit and Other Consolidation Activities. A $3.8 million charge related to the exit from a leased facility; and a $0.6 million charge for other consolidation activities.

The following table shows pre-tax charges for the nine months ended September 27, 2009:

(In millions)	Nine Months Ended September 27, 2009
Business and General Aviation	$27.7
Trainer Aircraft	0.6
Customer Support	0.8

Total	$29.1

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table shows changes in our restructuring and other reserve balances:

	Facilities and Other Consolidation Costs	Severance and Related Costs
(In millions)	Nine Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Beginning balance	$—	$0.2
Accruals	4.4	24.7
Payments	(3.5)	(20.3)

Ending balance	$0.9	$4.6

The facilities and other consolidation costs represent costs related primarily to future lease payments for facility closures.

11. Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	September 27, 2009	December 31, 2008
Short-term debt:
Notes payable	$50.1	$113.6
Revolving Credit Facility	363.2	—
Current portion of long-term debt	13.0	13.0

Total short-term debt	$426.3	$126.6

Senior secured term loan due 2014	$1,270.8	$1,277.2
Senior fixed rate notes due 2015	182.9	400.0
Senior PIK-election notes due 2015	275.4	400.0
Senior subordinated notes due 2017	145.1	300.0

Long-term debt	1,874.2	2,377.2
Less current portion	13.0	13.0

Long-term debt, net of current portion	$1,861.2	$2,364.2

Total Indebtedness	$2,287.5	$2,490.8

The average floating interest rate on the senior secured term loan was 2.37% and 2.79% at September 27, 2009 and December 31, 2008, respectively.

During the first quarter of 2009, we purchased $222.1 million of our outstanding notes for $41.0 million in cash, realizing a net gain of $177.1 million after considering a $4.0 million charge to reduce the carrying value of deferred debt issuance cost for the portion related to the notes purchased. We also paid $2.6 million in accrued but previously unpaid interest on the Senior Fixed Rate Notes and Senior Subordinated Notes purchased.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer resulted in the purchase of $274.5 million aggregate principal amount of our debt securities for $96.1 million in cash, realizing a net gain of $175.0 million after considering transaction fees, a $3.8 million charge to reduce the carrying value of deferred debt issuance cost for the portion of the notes purchased and an allocation of a portion of the cash settlement amount to the accrued but unpaid PIK-Election which would have increased the principal balance of the Senior PIK-Election Notes had the underlying notes not been purchased. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net cumulative gain of $352.1 million during the nine months ended September 27, 2009.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods, and we pay the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. At September 27, 2009, we had $50.1 million of outstanding notes payable at a weighted-average interest rate of 5.86%. At December 31, 2008, we had $113.6 million of outstanding notes payable at a weighted-average interest rate of 3.62%. The issuance of these notes is treated as a non-cash financing transaction. $111.4 million and $169.1 million of notes were issued during the nine months ended September 27, 2009 and September 28, 2008, respectively.

On November 6, 2009, we amended our credit agreement as discussed further in a filing to the SEC on Form 8-K also filed on November 6, 2009. The amendment waives compliance with a quarterly consolidated secured debt ratio test subject to certain conditions outlined in the amendment. The amendment adds a new minimum liquidity test for quarters in which a revolving commitment is outstanding and adds a new covenant for a minimum adjusted earnings before interest, tax, depreciation and amortization (EBITDA) beginning for the second quarter of 2011. The amendment also required us to repay $125.0 million of our outstanding borrowings under the revolving credit facility and to permanently reduce the revolving credit facility by $137.0 million, including a portion of the amount committed, but not currently being fulfilled, by Lehman Brothers. The repayment and permanent reduction in the facility occurred on November 6, 2009 and lowers the effective commitment of the revolving facility to $240.0 million.

12. Income Taxes

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of cancellation-of-indebtedness (“COD”) income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010. The COD income can be deferred for five years and then included in taxable income ratably over the next five years. We plan to defer the COD income on the purchase of our debt securities recorded in the financial statements for the period ending September 27, 2009.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of a blended estimated annual effective tax rate. In addition to the amount of tax resulting from applying the blended estimated annual effective tax rate to pre-tax income or loss, we include certain items treated as discrete events to arrive at an estimated overall tax amount. As of September 27, 2009, the estimated effective tax rate for the full year 2009 was 6.3%. Included in the estimated overall tax amount was the discrete tax impact from gain on the debt repurchases and the impairment charges discussed below. The blended estimated annual effective tax rate, excluding discrete items, was negative 1.5%.

We recorded a net benefit for income taxes of $30.7 million for the nine months ending September 27, 2009. The net benefit for income taxes includes a gross discrete tax benefit of $36.5 million from the reversal of deferred income taxes upon recording the impairment to goodwill and indefinite-lived intangibles during the three months ended September 27, 2009.

In the fourth quarter of 2008, we recorded a valuation allowance against the full amount of our net deferred tax asset at December 31, 2008 in the amount of $296.9 million. Our deferred tax asset valuation allowance increased $140.8 million during the nine months ending September 27, 2009 to $437.7 million. The increase was primarily caused by an increase in our net deferred tax assets resulting from the impairment of goodwill and other tangible and intangible assets as well as an increase in our gross deferred tax asset relating to our federal and certain state net operating loss carryforwards. We intend to maintain the valuation allowance until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

13. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Service cost	$6.8	$5.9	$20.5	$17.8
Interest cost	14.2	13.1	42.6	39.4
Expected return on plan assets	(15.1)	(16.3)	(45.5)	(48.9)
Amortization of prior service cost	0.6	—	1.7	—
Amortization of net loss (gain)	1.8	(1.2)	5.5	(3.7)
Pension curtailment	—	—	2.3	—

Net amount recognized	$8.3	$1.5	$27.1	$4.6

The $2.3 million curtailment charge is related to our defined benefit pension plans for our salaried (“Salaried Plan”) and hourly (“Hourly Plan”) employees. This charge relates to the impact on the plans of workforce reductions announced during 2009.

The following table outlines the components of net periodic benefit cost for Other Benefits:

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Service cost	$0.1	$0.1	$0.5	$0.4
Interest cost	0.3	0.3	0.8	0.8

Amount recognized	$0.4	$0.4	$1.3	$1.2

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.3 million and $1.0 million, respectively, in 2009.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, we matched (“HBAC Match”) employee contributions up to a maximum of four percent of eligible compensation. Total HBAC Match expense was $3.8 million and $12.3 million for the three and nine months ended September 27, 2009, respectively. For the three and nine months ended September 28, 2008, HBAC’s Match expense was $4.1 million and $13.8 million, respectively. The company match was suspended indefinitely, effective October 5, 2009.

We maintain a retirement income savings program (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $0.9 million and $2.8 million for the three and nine months ended September 27, 2009, respectively. For the three and nine months ended September 28, 2008 the total expenses for the RISP were $1.0 million and $2.3 million, respectively.

14. Stock-Based Compensation

Stock option activity for the nine months ended September 27, 2009 was as follows:

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Service Vesting	Number of Options
Nonvested at December 31, 2008	2,986,724
Granted	753,125
Exercised	—
Forefeited or expired	(584,048)

Nonvested at September 27, 2009	3,155,801

Performance Vesting	Number of Options
Nonvested at December 31, 2008	3,056,104
Granted	809,375
Exercised	—
Forefeited or expired	(960,358)

Nonvested at September 27, 2009	2,905,121

Restricted share activity for the nine months ended September 27, 2009 was as follows:

Restricted Shares	Number of Shares
Nonvested at December 31, 2008	98,687
Granted	127,500
Vested	(67,308)
Forfeited	—

Nonvested at September 27, 2009	158,879

We recognized stock-based compensation expense of $2.5 million and $6.9 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. The expense associated with the 2008 Performance Vesting options was reversed in the third quarter of 2008.

15. Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $15.5 million and $22.3 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. Advance payments to Spirit for goods not yet received were $0.5 million and $10.7 million at September 27, 2009 and December 31, 2008, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L. P. has entered into an interest rate swap with the Company. We believe these agreements were executed at market terms for a similar company with a similar risk profile. In addition, Goldman, Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of our outstanding Senior Notes and Senior Subordinated Notes and was paid customary fees for this service.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

16. Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $3.4 million and $11.1 million for the three and nine months ended September 27, 2009, respectively. Our rent expense was $3.6 million and $8.5 million for the three and nine months ended September 28, 2008, respectively.

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $22.0 million and $23.7 million at September 27, 2009 and December 31, 2008, respectively, extending through 2026.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $7.4 million and $40.9 million were required under these contracts at September 27, 2009 and December 31, 2008, respectively. The current commitments relate primarily to the expansion of our existing service center in Indianapolis, Indiana, and the completion of a new service center in Mesa, Arizona, much of which we expect will be funded by proceeds from the future issuance of Airport Special Purpose Revenue Bonds, and the purchase of new tooling and machinery.

We retain a portion of the liability for losses and expenses for aircraft product liability. In March 2009, in connection with our insurance renewal, we elected to increase our retained liability from $5 million per occurrence to $10 million per occurrence based on our evaluation of risks involved. The maximum liability of $20 million per fiscal year remains unchanged. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $15.4 million and $11.2 million at September 27, 2009 and December 31, 2008, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $160.5 million, $68.2 million and $1.2 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 27, 2009, respectively, and $151.9 million, $89.8 million and $1.2 million were outstanding at December 31, 2008, respectively. These instruments expire on various dates through 2016.

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, estimated fair value of the underlying aircraft was approximately $26.0 million at September 27, 2009. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. In the RFA, Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. Airbus claims damages in an amount in excess of 40 million pounds sterling. HBAC filed its response in June, 2009, vigorously contesting Airbus’s claims and denying the material allegations of the RFA and further alleging that Airbus breached the Joint Cost Reduction Agreement between the parties, claiming unspecified damages as well as claiming damages of $500,325 related to defective shipset deliveries. Airbus filed a response on July 17, 2009, denying HBAC’s claims.

The arbitration tribunal has been selected and the Chairman has been confirmed. A scheduling conference was held and the arbitration is set to begin July 27, 2010.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

17. Business Segment Information

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

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Segment financial results were as follows:

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Sales
Business and General Aviation	$504.4	$603.0	$1,491.2	$1,844.6
Trainer Aircraft	169.7	77.4	367.6	248.1
Customer Support	100.2	125.7	313.8	407.1
Eliminations	(16.6)	(22.8)	(61.0)	(111.3)

Total	$757.7	$783.3	$2,111.6	$2,388.5

Operating Income (Loss)
Business and General Aviation	$(719.3)	$(5.1)	$(777.0)	$24.0
Trainer Aircraft	14.3	1.6	24.3	13.2
Customer Support	(16.1)	18.8	25.0	63.0
Eliminations	—	—	0.1	—

Total	$(721.1)	$15.3	$(727.6)	$100.2

Intersegment sales for the three and nine months ended September 27, 2009 were $7.8 million and $30.6 million, respectively, for Business and General Aviation and $8.8 million and $30.4 million, respectively, for Customer Support. Intersegment sales for the three and nine months ended September 28, 2008 were $13.4 million and $79.8 million, respectively, for Business and General Aviation and $9.4 million and $31.5 million, respectively, for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

18. Subsequent Events

On November 6, 2009, we amended our credit agreement as discussed further in a filing to the SEC on Form 8-K also filed on November 6, 2009. The amendment waives compliance with a quarterly consolidated secured debt ratio test subject to certain conditions outlined in the amendment. The amendment adds a new minimum liquidity test for quarters in which a revolving commitment is outstanding and adds a new covenant for a minimum adjusted earnings before interest, tax, depreciation and amortization (EBITDA) beginning for the second quarter of 2011. The amendment also required us to repay $125.0 million of our outstanding borrowings under the revolving credit facility and to permanently reduce the revolving credit facility by $137.0 million, including a portion of the amount committed, but not currently being fulfilled, by Lehman Brothers. The repayment and permanent reduction in the facility occurred on November 6, 2009 and lowers the effective commitment of the revolving facility to $240.0 million.

19. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by us. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of September 27, 2009 and December 31, 2008; Condensed Consolidating Statements of Operations for the three months ended September 27, 2009, the three months ended September 28, 2008, the nine months ended September 27, 2009, and the nine months ended September 28, 2008; Condensed Consolidating Statements of Cash Flows for the nine months ended September 27, 2009 and the nine months ended September 28, 2008.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of September 27, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$291.4	$—	$8.8	$—	$300.2
Accounts and notes receivable, net	—	115.8	7.0	—	122.8
Intercompany receivables	—	12.8	2.2	(15.0)	—
Unbilled revenue	—	51.2	27.4	—	78.6
Inventories, net	—	1,666.6	7.0	—	1,673.6
Current deferred income tax asset	—	16.0	—	—	16.0
Prepaid expenses and other current assets	0.1	22.7	1.9	—	24.7

Total current assets	291.5	1,885.1	54.3	(15.0)	2,215.9
Property, plant and equipment, net	18.0	542.7	3.3	—	564.0
Investment in subsidiaries	1,841.4	—	—	(1,841.4)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	821.7	0.8	—	822.5
Non-current deferred income tax asset	20.6	(20.6)	—	—	—
Other assets, net	39.2	9.7	(0.1)	—	48.8

Total assets	$2,210.7	$3,498.1	$58.3	$(1,856.4)	$3,910.7

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$426.3	$—	$—	$—	$426.3
Current portion of industrial revenue bonds (receivable) payable	(71.8)	71.8	—	—	—
Advance payments and billings in excess of costs incurred	—	434.4	22.5	—	456.9
Accounts payable	0.1	281.2	4.6	(7.6)	278.3
Accrued salaries and wages	—	51.2	0.7	—	51.9
Current deferred income tax liability	—	—	—	—	—
Accrued interest payable	37.9	1.6	—	—	39.5
Other accrued expenses	(6.7)	259.2	5.0	—	257.5

Total current liabilities	385.8	1,099.4	32.8	(7.6)	1,510.4
Long-term debt	1,861.2	—	—	—	1,861.2
Industrial revenue bonds (receivable) payable	(255.1)	255.1	—	—	—
Intercompany loan	113.5	(117.4)	11.3	(7.4)	—
Accrued pension benefits	—	334.9	—	—	334.9
Other long-term liabilities	24.1	73.2	—	—	97.3
Non-current deferred income tax liability	—	25.7	—	—	25.7

Total liabilities	2,129.5	1,670.9	44.1	(15.0)	3,829.5
Total equity	81.2	1,827.2	14.2	(1,841.4)	81.2

Total liabilities and equity	$2,210.7	$3,498.1	$58.3	$(1,856.4)	$3,910.7

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$370.9	$0.3	$6.4	$—	$377.6
Accounts and notes receivable, net	0.3	98.8	3.9	—	103.0
Intercompany receivables	—	14.6	2.1	(16.7)	—
Unbilled revenue	—	26.4	9.5	—	35.9
Inventories, net	—	1,773.3	9.0	—	1,782.3
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.9	(12.0)	1.6	—	32.5

Total current assets	414.1	1,901.4	32.5	(16.7)	2,331.3
Property, plant and equipment, net	18.4	620.4	3.0	—	641.8
Investment in subsidiaries	2,499.6	—	—	(2,499.6)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,048.8	0.7	—	1,049.5
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	55.1	10.3	—	—	65.4

Total assets	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$—	$—	$—	$126.6
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	505.8	1.6	—	507.4
Accounts payable	67.0	346.0	3.3	(12.0)	404.3
Accrued salaries and wages	—	55.0	1.6	—	56.6
Current deferred income tax liability	—	19.4	—	—	19.4
Accrued interest payable	25.3	0.6	—	—	25.9
Other accrued expenses	(9.6)	271.0	11.2	—	272.6

Total current liabilities	132.5	1,274.6	17.7	(12.0)	1,412.8
Long-term debt	2,364.2	—	—	—	2,364.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	321.4	(330.3)	13.6	(4.7)	—
Accrued pension benefits		310.8			310.8
Other long-term liabilities	26.3	113.8	—	—	140.1
Non-current deferred income tax liability	—	24.4	—	—	24.4

Total liabilities	2,551.9	1,685.8	31.3	(16.7)	4,252.3
Total equity	435.3	2,494.7	4.9	(2,499.6)	435.3

Total liabilities and equity	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 27, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$773.4	$20.2	$(35.9)	$757.7
Cost of sales	—	894.1	17.4	(35.9)	875.6

Gross margin	—	(120.7)	2.8	—	(117.9)

Restructuring expenses	—	8.5	—	—	8.5
Definite-lived asset impairment	—	73.0	—	—	73.0
Goodwill and indefinite-lived asset impairment	—	448.3	—	—	448.3
Selling, general and administrative expenses	0.3	47.3	0.8	—	48.4
Research and development expenses	—	25.0	—	—	25.0

Operating (loss) income	(0.3)	(722.8)	2.0	—	(721.1)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	34.1	1.3	—	—	35.4
Other (income) expense, net	—	(1.1)	0.8	—	(0.3)

Non-operating expense, net	34.2	0.1	0.8	—	35.1

(Loss) income before taxes	(34.5)	(722.9)	1.2	—	(756.2)
(Benefit from) provision for income taxes	(42.1)	(32.5)	2.3	—	(72.3)

Earnings (loss) before Equity Loss	7.6	(690.4)	(1.1)	—	(683.9)
Equity loss in subsidiaries	691.5	—	—	(691.5)	—

Net (loss) income	$(683.9)	$(690.4)	$(1.1)	$691.5	$(683.9)

Net income attributable to non-controlling interest	$—	$—	$0.3	$—	$0.3

Net (loss) income attributable to parent company	$(683.9)	$(690.4)	$(1.4)	$691.5	$(684.2)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 28, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$768.1	$21.4	$(6.2)	$783.3
Cost of sales	—	661.7	18.8	(6.2)	674.3

Gross margin	—	106.4	2.6	—	109.0

Selling, general and administrative expenses	0.2	64.7	1.0	—	65.9
Research and development expenses	—	27.8	—	—	27.8

Operating (loss) income	(0.2)	13.9	1.6	—	15.3

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income) , net	45.4	2.7	(0.1)	—	48.0
Other income, net	—	(0.5)	(0.6)	—	(1.1)

Non-operating expense (income), net	45.3	2.3	(0.7)	—	46.9

(Loss) income before taxes	(45.5)	11.6	2.3	—	(31.6)
(Benefit from) provision for income taxes	(11.3)	—	0.9	—	(10.4)

(Loss) Earnings before Equity Loss	(34.2)	11.6	1.4	—	(21.2)
Equity loss in subsidiaries	(13.0)	—	—	13.0	—

Net (loss) income	$(21.2)	$11.6	$1.4	$(13.0)	$(21.2)

Net income attributable to non-controlling interest	$—	$—	$0.3	$—	$0.3

Net (loss) income attributable to parent company	$(21.2)	$11.6	$1.1	$(13.0)	$(21.5)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 27, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,167.1	$61.2	$(116.7)	$2,111.6
Cost of sales	—	2,114.3	53.6	(116.7)	2,051.2

Gross margin	—	52.8	7.6	—	60.4

Restructuring expenses	—	29.1	—	—	29.1
Definite-lived asset impairment		73.0			73.0
Goodwill and indefinite-lived asset impairment		448.3			448.3
Selling, general and administrative expenses	0.8	152.0	3.0	—	155.8
Research and development expenses	—	81.8	—	—	81.8

Operating (loss) income	(0.8)	(731.4)	4.6	—	(727.6)

Intercompany interest expense (income), net	0.4	(0.4)	—	—	—
Interest expense, net	110.2	3.9	—	—	114.1
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other income, net	—	—	(0.3)	—	(0.3)

Non-operating (income) expense, net	(241.5)	3.5	(0.3)	—	(238.3)

Income (loss) before taxes	240.7	(734.9)	4.9	—	(489.3)
Provision for (benefit from) income taxes	3.3	(36.4)	2.4	—	(30.7)

Earnings (loss) before Equity Loss	237.4	(698.5)	2.5	—	(458.6)
Equity loss in subsidiaries	696.0	—	—	(696.0)	—

Net (loss) income	$(458.6)	$(698.5)	$2.5	$696.0	$(458.6)

Net income attributable to non-controlling interest	$—	$—	$0.3	$—	$0.3

Net (loss) income attributable to parent company	$(458.6)	$(698.5)	$2.2	$696.0	$(458.9)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 28, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,338.0	$64.1	$(13.6)	$2,388.5
Cost of sales	—	1,969.9	53.1	(13.6)	2,009.4

Gross margin	—	368.1	11.0	—	379.1

Selling, general and administrative expenses	0.3	195.5	2.8	—	198.6
Research and development expenses	—	80.3	—	—	80.3

Operating (loss) income	(0.3)	92.3	8.2	—	100.2

Intercompany interest (income) expense, net	(0.3)	0.3	—	—	—
Interest expense (income), net	131.9	10.9	(0.3)	—	142.5
Other income, net	—	(0.5)	(0.2)	—	(0.7)

Non-operating expense (income), net	131.6	10.7	(0.5)	—	141.8

(Loss) income before taxes	(131.9)	81.6	8.7	—	(41.6)
(Benefit from) provision for income taxes	(17.2)	0.2	3.0	—	(14.0)

(Loss) Earnings before Equity Loss	(114.7)	81.4	5.7	—	(27.6)
Equity loss in subsidiaries	(87.1)	—	—	87.1	—

Net (loss) income	$(27.6)	$81.4	$5.7	$(87.1)	$(27.6)

Net income attributable to non-controlling interest	$—	$—	$0.6	$—	$0.6

Net (loss) income attributable to parent company	$(27.6)	$81.4	$5.1	$(87.1)	$(28.2)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 27, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(124.7)	$38.5	$3.0	$—	$(83.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(41.4)	(0.6)	—	(42.0)
Additions to computer software	—	(3.1)	—	—	(3.1)
Proceeds from sale of property, plant and equipment		1.2			1.2

Net cash used in investing activities	—	(43.3)	(0.6)	—	(43.9)

Cash flows from financing activities:
Payment of term loan	(6.5)	—	—	—	(6.5)
Payment of notes payable	(174.8)	—	—	—	(174.8)
Repurchase of debt	(136.7)	—	—	—	(136.7)
Proceeds from IRB funding	—	4.5	—	—	4.5
Utilization of revolving credit facility	365.0	—	—	—	365.0
Payment of revolving credit facility	(1.8)	—	—	—	(1.8)

Net cash provided by financing activities	45.2	4.5	—	—	49.7

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Net (decrease) in cash and cash equivalents	(79.5)	(0.3)	2.4	—	(77.4)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$291.4	$—	$8.8	$—	$300.2

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

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

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 27, 2009 and September 28, 2008 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC” or “the company”).

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

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

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 29 countries to an estimated installed fleet of more than 37,000 aircraft.

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

We operate in the global general aviation industry, which continues to experience depressed demand primarily as a result of weakness in the global economy. The general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. As the general economic environment deteriorated in late 2008 and into 2009, new order activity declined, and order cancellations increased. Consequently, while we believe that our backlog of $6.6 billion at September 27, 2009 as well as our existing aircraft portfolio and planned derivative upgrades position us well within this market, we believe that we, and the general aviation industry as a whole, will continue to experience depressed demand and declining backlog for the remainder of 2009 and likely into 2010.

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

Our Trainer Aircraft segment is less susceptible to changes in general economic conditions and provides us with a more stable and recurring source of revenue. Sales in this segment are principally generated by U.S. and foreign government and defense spending. Decreases or reprioritization of such spending could affect the financial performance of this segment.

Recent Events Affecting our Results

As disclosed in a Current Report on Form 8-K filed September 23, 2009, as amended by Form 8-K/A filed on November 5, 2009, we recorded material goodwill and intangible asset impairment charges for the three months ended September 27, 2009 as a result of interim impairment testing triggered by global economic conditions, our updated expectations as to the timing of a general aviation market recovery and increased downward pricing pressure. We recorded a $340.1 million charge to eliminate all of the carrying value of goodwill for the Business & General Aviation segment. In addition, we recorded charges to reduce the carrying value of the “Hawker” trade name by $107.8 million and the “Bonanza” trade name by $0.4 million, and to reduce the carrying value of definite-lived intangible assets by $73.0 million. Additional information regarding these charges, and the methodology used in performing the impairment testing are included in Note 7 to the unaudited condensed financial statements found elsewhere in this Form 10-Q.

In connection with the evaluation of goodwill and intangible assets, we also evaluated other tangible fixed assets and surplus inventory for potential impairment and recorded charges totaling $91.7 million to reduce the recorded values for these assets. In addition, we recorded charges totaling $113.4 million to increase reserves for loss-making aircraft, primarily the Hawker 4000, and for potential vendor claims. The primary causes for these charges were the depressed general aviation market and the resulting decreased production levels and increased downward pricing pressure on new aircraft sales. This downward pricing pressure is expected to continue to cause additional charges for loss-making aircraft through 2010, particularly on the Hawker 4000, as additional units are built and sold at below estimated final cost.

On September 28, 2009, we notified holders of our Senior PIK-Election Notes that we had elected to pay the April 2010 semi-annual interest payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash. We also exercised this option on March 30, 2009, for the October 2009 semi-annual interest payment. Such elections are available to the Company for each semi-annual interest period through April 1, 2011.

During the three months ended September 27, 2009, we continued restructuring actions in response to reduced production rates, including continued space consolidation and work force reductions. During the three months ended September 27, 2009, we recorded an additional $8.5 million charge related to estimated severance costs. For the nine months ended September 27, 2009, we have recorded charges totaling $29.1 million related to the estimated cost of severance for work force reductions and as a result of our exit of certain leased facilities. Charges are expected to continue in the fourth quarter of 2009 when previously announced workforce reductions are expected to occur.

Results of Operations

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Sales	$757.7	$783.3	$2,111.6	$2,388.5
Cost of sales	875.6	674.3	2,051.2	2,009.4

Gross profit	(117.9)	109.0	60.4	379.1

Restructuring, net	8.5	—	29.1	—
Definite-lived asset impairment	73.0	—	73.0	—
Goodwill and indefinite-lived asset impairment	448.3	—	448.3	—
Selling, general and administrative expenses	48.4	65.9	155.8	198.6
Research and development expenses	25.0	27.8	81.8	80.3

Operating income (loss)	(721.1)	15.3	(727.6)	100.2
Interest expense	35.6	50.1	115.1	149.9
Interest income	(0.2)	(2.1)	(1.0)	(7.4)
Gain on debt repurchase, net	—	—	(352.1)	—
Other expense (income), net	(0.3)	(1.1)	(0.3)	(0.7)

Non-operating (income) expense, net	35.1	46.9	(238.3)	141.8

Loss before taxes	(756.2)	(31.6)	(489.3)	(41.6)
Benefit from income taxes	(72.3)	(10.4)	(30.7)	(14.0)

Net loss	$(683.9)	$(21.2)	$(458.6)	$(27.6)

Three and Nine Months Ended September 27, 2009 as Compared to the Three and Nine Months Ended September 28, 2008

Sales. As detailed in the table below, sales decreased by $25.6 million and $276.9 million, respectively, for the three and nine months ended September 27, 2009 compared to the similar periods of 2008. The decrease was driven primarily by the adverse market conditions impacting our Business and General Aviation segment partially offset by increased volume in the Trainer Aircraft segment. The comparable three and nine month period ending September 28, 2008 was impacted by a strike by the Company’s union work force during August 2008.

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Business and General Aviation	$504.4	$603.0	$1,491.2	$1,844.6
Trainer Aircraft	169.7	77.4	367.6	248.1
Customer Support	100.2	125.7	313.8	407.1
Eliminations	(16.6)	(22.8)	(61.0)	(111.3)

Total	$757.7	$783.3	$2,111.6	$2,388.5

The decrease in Business and General Aviation sales for the three and nine months ended September 27, 2009 of $98.6 million and $353.4 million, respectively, is attributable to reduced aircraft deliveries as reflected in the aircraft unit delivery table below. Sales for the nine months ended September 27, 2009 were also impacted by lower sales of parts to the Customer Support segment.

Business and General Aviation New Aircraft Deliveries	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Hawker 4000	4	2	8	3
Hawker 900XP	11	10	27	33
Hawker 800XP/850XP	0	6	1	11
Hawker 750	1	9	8	15
Hawker 400XP	4	5	8	19
Premier	5	2	12	23
King Airs	30	33	100	112
Pistons	9	19	35	71

Total	64	86	199	287

Sales in the Trainer Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) contract with the U.S. Government. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. The increase in segment revenue for the three and nine months ended September 27, 2009 of $92.3 million and $119.5 million, respectively, is due to increased production volumes in support of resumed deliveries of the T-6A as well as the negative impact of the strike on production volume during the third quarter of 2008.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. The decrease in segment sales for the three and nine months ended September 27, 2009 of $25.5 million and $93.3 million, respectively, is due to reduced volumes in both parts sales and maintenance services as a result of generally lower general aviation aircraft usage as well as the sale of our fuel and line operations in late 2008. Sales for the fuel and line operations were $7.0 million and $48.4 million, respectively, for the three and nine months ended September 28, 2008.

Operating Income. The table below details the decrease in operating income of $736.4 million and $827.8 million, respectively, for the three and nine months ended September 27, 2009 compared to the similar periods of 2008. The decline is primarily due to the previously discussed charges totaling $726.4 million related to asset impairments and reserves for loss-making aircraft and vendor claims recorded for the three months ended September 27, 2009. A majority of these charges were recorded in the Business and General Aviation segment.

(In millions)	Three Months Ended September 27, 2009	Three Months Ended September 28, 2008	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Operating Income (Loss)
Business and General Aviation	$(719.3)	$(5.1)	$(777.0)	$24.0
Trainer Aircraft	14.3	1.6	24.3	13.2
Customer Support	(16.1)	18.8	25.0	63.0
Eliminations	—	—	0.1	—

Total	$(721.1)	$15.3	$(727.6)	$100.2

Business and General Aviation segment operating loss increased by $714.2 million for the three months ended September 27, 2009 compared to the similar period in 2008. During the three months ended September 27, 2009, the segment recorded a charge of $340.1 million to reduce the carrying value of segment goodwill to zero and charges totaling $181.2 million as a result of other intangible asset impairments. In addition, the segment’s portion of the previously discussed charges recorded for tangible asset and inventory impairment was $60.2 million. Charges totaling $113.4 million related to reserves for loss-making aircraft and vendor claims were also recorded during the three months ended September 27, 2009. A majority of the reserves for loss-making aircraft relate to the Hawker 4000. A charge of $25.3 million was recorded related to the Hawker 4000 program for the three months ended September 28, 2008. The reduction in general aviation deliveries as well as downward pricing pressure on new aircraft sales also contributed to the overall increase in operating loss for the three months ended September 27, 2009.

Business and General Aviation segment operating income decreased by $801.0 million for the nine months ended September 27, 2009 compared to the similar period in 2008 due primarily to the charges recorded during the three months ended September 27, 2009 and the overall decline in delivery volumes discussed above.

In addition to the charges noted above, during the nine months ended September 27, 2009, the segment recorded charges totaling $23.7 million to reduce the carrying value of used aircraft inventory to current market values and charges totaling $27.8 million related to mark-to-market adjustments on foreign currency forward contracts no longer designated as cash flow hedges because the underlying purchase volumes are no longer expected to occur. Further, $27.7 million of the total restructuring charges recorded during the nine months ended September 27, 2009 related to this segment. As noted above, the Hawker 4000 program is the primary contributor to the third quarter 2009 charge for loss-making aircraft. Earlier in 2009, an additional charge of $18.8 million was recorded on the Hawker 4000 program. Hawker 4000 program charges totaling $60.0 million were recorded during the nine months ended September 28, 2008.

Trainer Aircraft segment operating income increased by $12.7 million for the three months ended September 27, 2009 compared to the similar period in 2008 due primarily to the increased production volumes discussed previously. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $2.3 million were recorded during the three months ended September 27, 2009, compared to $1.8 million during the three months ended September 28, 2008.

Trainer Aircraft segment operating income increased by $11.1 million for the nine months ended September 27, 2009 compared to the similar period in 2008 as a result of the increased production volumes discussed previously, offset by increased research and development costs associated with derivatives of the T-6 aircraft and smaller profit adjustments on the JPATS program during the period. Favorable cumulative catch-up adjustments of $4.3 million were recorded during the nine months ended September 27, 2009, compared to $8.0 million during the nine months ended September 28, 2008.

Customer Support segment operating income decreased by $34.9 million and $38.0 million, respectively, for the three and nine months ended September 27, 2009 compared to the similar periods in 2008 due primarily to the segment’s $31.5 million portion of the impaired inventory charge recorded during the three months ended September 27, 2009 as discussed previously. The remaining decrease is due to the reduced sales volumes as a result of the sale of the fuel and line operations in late 2008 and the overall decline in general aviation aircraft usage.

Selling, general, and administrative expense totaled $48.4 million, or 6.4% of sales and $155.8 million, or 7.4% of sales, respectively, for the three and nine months ended September 27, 2009 compared to $65.9 million, or 8.4% of sales and $198.6 million, or 8.3% of sales, respectively, for the three and nine months ended September 28, 2008. The decrease was due to lower Business and General Aviation segment selling expense as a result of decreased sales activity as well as the impact of cost reduction measures implemented throughout the company, including the work force reductions previously discussed.

Research and development expense decreased by $2.8 million and increased by $1.5 million, respectively, for the three and nine months ended September 27, 2009 compared to the similar periods in 2008. While we have increased development efforts on the T-6 derivative products in the Trainer Aircraft segment, our Business and General Aviation segment research and development efforts have decreased slightly as a result of deferrals of certain product development activities. We continue efforts on our derivative aircraft strategy as well as ongoing certification activities related to the Hawker 4000.

Non-operating Income/Expense, net. Net non-operating expense was $35.1 million for the three months ended September 27, 2009 compared to net non-operating expense of $46.9 million for the comparable period in 2008 and is comprised almost exclusively of the interest expense on our existing debt. The reduction is the result of lower interest rates on our floating rate debt as well as reduced principal balances on the fixed rate debt as a result of the debt repurchases during the first half of 2009.

For the nine months ended September 27, 2009, net non-operating income was $238.3 million compared to a net non-operating expense of $141.8 million for the comparable period in 2008. In addition to a decrease in net interest expense of $28.4 million for the reasons discussed above, we recorded a $352.1 million gain on the purchase of our debt securities during the first half of 2009.

Provision for Income Taxes. During the nine months ended September 27, 2009, we recorded net gains related to the purchase of our debt securities of $352.1 and impairment charges related to goodwill and other tangible and intangible assets of $542.3 million. Both the cancellation of debt income related to the gains and the impairment charges were treated as discretely affecting the tax provision as opposed to being included in the blended estimated annual effective tax rate. See Note 12 to the unaudited condensed consolidated financial statements for additional information.

The blended estimated annual effective tax rate for the nine months ended September 27, 2009, excluding the impact of the discrete items discussed above, was negative 1.5% and was 6.3% including the impact of the discrete items. The effective tax rate for the nine months ended September 28, 2008 was 33.7%. The change in the effective tax rate was due to the full valuation allowance recorded on our net deferred tax assets at December 31, 2008. The valuation allowance affects our current tax provision and effective tax rate by deferring tax benefits until management determines we have sufficient positive evidence related to sources of future taxable income to recognize those benefits.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

(In millions)	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Net cash used in operating activities	$(83.2)	$(159.7)
Net cash (used in) provided by investing activities	(43.9)	52.4
Net cash provided by (used in) financing activities	49.7	(142.5)
Effect of exchange rates on cash and cash equivalents	—	(0.7)

Net decrease in cash and cash equivalents	$(77.4)	$(250.5)

Nine Months Ended September 27, 2009. Net cash used in operating activities was $83.2 million. The net cash consumed was primarily due to significantly decreased accounts payable balances as amounts due vendors associated with higher activity in late 2008 were paid early in 2009. In addition, customer deposits were reduced as a result of the decline in new orders. Partially offsetting these uses was reduced inventory associated with aircraft deliveries and reduced material receipts associated with lower production levels.

Net cash used in investing activities of $43.9 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Net cash from financing activities of $49.7 million represents the proceeds from the drawing of our $365 million revolving credit facility offset by the cash used to purchase our debt securities in the first half of 2009 as well as payments on notes payable used to finance engine purchases.

Nine Months Ended September 28, 2008. Net cash used in operating activities was $159.7 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates for the Hawker 4000 and other aircraft models as well as the reduced delivery volume as a result of the strike by the Company’s union work force in August 2008. These impacts were partially offset by a third-party financing arrangement used to finance engine purchases, increased commercial aircraft deposits received and an increases in accounts payable and other accrued expenses. The seasonality of our aircraft deliveries coupled with a more linear aircraft production schedule also contributed to net operating cash consumption for the nine months ended September 28, 2008.

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

Liquidity and Capital Resources

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

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net gain of $352.1 million.

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

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, has a $35.0 million commitment in the Company’s $400.0 million revolving credit facility. Lehman Brothers Commercial Bank has not fulfilled its funding obligations under the Company’s revolving credit facility.

In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures.

On November 6, 2009, we further amended our credit agreement (the “Second Amendment”). The Second Amendment provides that compliance with the maximum consolidated secured debt ratio test under Section 6.10(a) of the Credit Agreement is waived. The continuing effectiveness of this waiver is subject to the condition we shall not have made a restricted payment pursuant to certain available restricted payment baskets under the Credit Agreement. If this condition fails to be satisfied, then the waiver of the Consolidated Secured Debt Ratio covenant shall be revoked and we shall be required to comply (and, with respect to the two most recently completed fiscal quarters as of the earliest date that such condition shall fail be satisfied, to have complied) with the maximum consolidated secured debt ratio test in Section 6.10(a) of the Credit Agreement.

The Second Amendment added a new minimum liquidity covenant requiring our unrestricted cash plus available commitments under our revolving credit facility, determined in each case as of the last day of such fiscal quarter, must be not less than $162.5 million plus an adjustment in the event of any new term loans made prior to March 31, 2010.

In addition, the Second Amendment added a new Adjusted EBITDA covenant requiring that, to the extent the Consolidated Secured Debt Ratio covenant is waived as described above, for any fiscal quarter beginning with the second quarter of 2011 for which any revolving facility commitment is outstanding on the last day of such fiscal quarter we must maintain a certain minimum Adjusted EBITDA as specified in the Second Amendment.

The initial effectiveness of the Second Amendment was conditioned upon, among other items, that we repay $125.0 million of our outstanding borrowings under the revolving credit facility and permanently reduce commitments under the revolving credit facility by $137.0 million (including amounts committed by Lehman Brothers). Following the reduction in commitments, the total availability under the U.S. revolving facility after the expected reduction due to the Lehman bankruptcy will be $240.0 million.

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

We have substantial indebtedness. As of September 27, 2009, our total indebtedness was $2,287.5 million, including $50.1 million of short-term obligations payable to a third party under a financing arrangement and reflecting $363.2 million of borrowings under our revolving credit facility. We also had up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. On September 28, 2009, we notified our noteholders that we had elected to pay the April 2010 semi-annual interest payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash. We had previously notified our noteholders of our intention to pay the October 2009 semi-annual interest payment similarly.

As of September 27, 2009, we continue to be in full compliance with all covenants contained in our debt agreements.

As of September 27, 2009, we had $300.2 million of cash and cash equivalents and had drawn $363.2 million of the $365.0 million available under our revolving credit facility. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better match expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. As discussed previously, the amendment to our credit agreement requires us to repay $125.0 million of our revolving credit facility and permanently reduce commitments under the revolving facility to $240.0 million. We believe the actions discussed above will result in our having sufficient liquidity to meet our cash requirements for the next twelve months.

Continued economic deterioration may further depress the general aviation market and we could be required to take additional measures to meet our liquidity needs. As our visibility regarding future market conditions improves, our future balance sheet management plans could include any combination of seeking additional financing, repayment of drawings under the revolving credit facility, prepayment of the term loan, or other investments in our business.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the second half of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher second half delivery volume. As a result, our working capital levels typically rise during the first half of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the second half of the year could have a disproportionate effect on our full-year financial operating results.

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Our backlog was $6.6 billion at September 27, 2009 of which approximately 76% is not expected to be converted into revenue within the next twelve months. Our backlog continues to include significant orders with NetJets ® Inc. and the U.S. Government. Earlier in 2009, NetJets cancelled orders for 12 aircraft and deferred essentially all of their remaining orders previously scheduled for delivery in 2009 or 2010, until after the end of 2010. The NetJets backlog remains significant and continues to be scheduled for delivery over many years; however, NetJets has historically not represented more than 10% of our annual revenue.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our financial condition, results of operations or liquidity. See Note 16 to the unaudited condensed consolidated financial statements for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the nine months ended September 27, 2009. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of September 27, 2009. Based on this evaluation and in consideration of the ongoing remediation of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Weakness in Internal Control Over Financial Reporting

We have designed and are in the process of implementing improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the temporary differences between financial and tax reporting, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles. Beginning in 2009, the Company engaged an outside consulting firm to assist in income tax accounting.

Changes in Internal Control over Financial Reporting

With the exception of the remediation activities described above, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 16 to the unaudited condensed consolidated financial statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. In the RFA, Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. Airbus claims damages in an amount in excess of 40 million pounds sterling. HBAC filed its response in June, 2009, vigorously contesting Airbus’s claims and denying the material allegations of the RFA and further alleging that Airbus breached the Joint Cost Reduction Agreement between the parties, claiming unspecified damages as well as claiming damages of $500,325 related to defective shipset deliveries. Airbus filed a response on July 17, 2009, denying HBAC’s claims.

The arbitration tribunal has been selected and the Chairman has been confirmed. A scheduling conference was held and the arbitration is set to begin July 27, 2010.

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

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008, which could materially affect our business, financial position or results of operations.

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and Intangible Assets.

We test goodwill and intangible assets with indefinite lives, for impairment during the fourth quarter of each year, or more frequently if certain factors result in the need to perform an impairment test prior to the fourth quarter. Due to the current global economic conditions, on September 28, 2009, we commenced an interim review of the value of our goodwill and intangible assets, and on October 30, 2009, we concluded our analysis and recorded material impairment charges related to goodwill and intangible assets for the three-month period ended September 27, 2009.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates.

Any additional downward revisions in the fair value of a reporting unit or intangible assets could result in an impairment and a non-cash charge would be required. Any such charge could have a material adverse effect on our reported results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Joint Written Consent, dated as of July 9, 2009, to amend the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007.

10.2*	Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Giap Thanh Nguyen, dated September 4, 2009.

10.3*	Second Amendment, dated as of September 1, 2009, to the Hawker Beechcraft Savings and Investment Plan.

10.4*	Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated September 16, 2009.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

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

Date: November 6, 2009

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
James D. Knight, Vice President and Controller
(Principal Accounting Officer)

Date: November 6, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Joint Written Consent, dated as of July 9, 2009, to the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007.

10.2*	Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Giap Thanh Nguyen, dated September 4, 2009.

10.3*	Second Amendment, dated as of September 1, 2009, to the Hawker Beechcraft Savings and Investment Plan.

10.4*	Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated September 16, 2009.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.