Form 10-K
period 2009-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2010-02-25
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

•

The term “senior notes” refers to $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015 and $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 of HBAC and Hawker Beechcraft Notes Company (“HBNC”) that were registered under the Securities Act of 1933, as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes. During 2009, we repurchased $217.1 million and $124.6 million of our Senior Fixed Rate Notes and Senior PIK-Election Notes, respectively. Also, on October 1, 2009, we elected to increase the principal amount of the Senior PIK-Election Notes by the interest amount that was due of $13.3 million, rather than paying the amount in cash. The amount of principal outstanding on the Senior Fixed Rate Notes and Senior PIK-Election notes is $182.9 million and $288.7 million, respectively.

•

The term “notes” refers to the senior notes and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017 (the “senior subordinated notes”) of HBAC and HBNC that were registered under the Securities Act of 1933, as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes. During 2009, we repurchased $154.9 million of our Senior Subordinated Notes. The amount of principal outstanding on the Senior Subordinated Notes is $145.1 million.

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

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. With over 75 years of experience, including our predecessors, we believe we are one of the most respected and established manufacturers of general aviation aircraft. We deliver our aircraft to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 30 countries to an estimated installed fleet of more than 37,000 aircraft.

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

Business and General Aviation

Our Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft. The segment manufactures one of the broadest product lines in the industry, including business jet, turboprop and piston aircraft, under the Hawker® and Beechcraft® brands. We believe our extensive product line, as described below, enables us to attract and retain a broad range of corporate, fractional and charter operators and individual customers. Our Business and General Aviation segment sells aircraft through various distribution channels, including direct single unit retail sales, fleet (multiple unit) sales to larger operators and our authorized dealer network. For the years ended December 31, 2009 and December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 25, 2007, respectively, sales in the Business and General Aviation segment were approximately 71%, 77%, 77% and 71% of total consolidated sales.

Business Jets. Our business jet offerings include the Hawker 4000, the Hawker 900XP family, the Hawker 400XP and the Beechcraft Premier IA.

The Hawker 4000 received Federal Aviation Administration (“FAA”) type and production certification in June 2008. It is our first entry into the super midsize jet market and is one of only two certified all-composite fuselage business jets in the general aviation market (our Premier IA is the other). We believe its performance characteristics make it a strong competitor in its segment and provide our existing midsize jet customers an opportunity to upgrade. Its unique wing design enhances aerodynamic efficiency, providing a range of more than 3,280 nautical miles, which makes the Hawker 4000 capable of non-stop transcontinental and transatlantic travel. Deliveries of the Hawker 4000 commenced in June 2008. According to GAMA data, the Hawker 4000 had a 28% share of the super midsize aircraft segment in 2009.

The Hawker 900XP family includes the Hawker 900XP, the Hawker 850XP and the Hawker 750. We began deliveries of the Hawker 900XP in 2007. The Hawker 900XP incorporates new engine technology, providing a range of over 2,900 nautical miles, reduced operating costs and improved maintenance inspection intervals over the Hawker 850XP, which is currently in limited production. In 2008, we began deliveries of the Hawker 750, an offering in the light midsize aircraft segment with additional cargo capacity, state-of-the-art avionics, a wider cabin than typical aircraft in its class and a range of approximately 2,200 nautical miles that is well suited for European-based operators. According to GAMA data, the Hawker 900XP family had a combined 41% share of the midsize aircraft segment and 17% of the light midsize aircraft segment in 2009.

The Hawker 400XP can carry up to eight passengers with two pilots and has a range of up to 1,400 nautical miles. It is a popular aircraft among fractional and charter operators, representing approximately 16% of 2009 deliveries in the light jet market based on GAMA data. Recent market conditions have caused us to defer development of the latest derivative of the Hawker 400XP, the Hawker 450XP.

The Beechcraft Premier I entered service in 2001 to compete in the entry level segment of the business jet market. It is the first FAA certified all-composite fuselage business jet and provides a superior combination of speed, cabin size and avionics for its class. Additionally, the Premier I’s single pilot certification makes it a desirable aircraft for owner/operators seeking a business jet for personal use. The Premier IA derivative, introduced in 2005, improved upon the Premier I by offering a redesigned cabin interior and an upgraded avionics package. According to GAMA data, the Premier IA had a 30% share of the entry level aircraft segment in 2009. In May 2008, the Company announced the launch of the Premier II. Compared to the Premier IA, the Premier II will feature higher cruise speeds, a 20% increase in range with four passengers and an increased payload while still offering the largest cabin and most technologically advanced single-pilot business jet in the world. The Premier II is expected to enter service in late 2012.

Turboprops. King Air is a leading name in turboprop aircraft, with approximately 39% of the passenger turboprop market in 2009, according to GAMA data. The King Air family is sold under the Beechcraft® brand and is currently comprised of the King Air 350i, B200GT and C90GTi, and has ranges of approximately 1,800, 1,550 and 1,270 nautical miles, respectively. The King Air 350i, B200GT and C90GTi typically are configured to carry nine passengers, seven passengers and five passengers, respectively, and can all be operated by a single pilot. Its squared-oval cabin design provides a spacious feel in the interior.

The King Air 350 is the flagship of the King Air models with the most advanced performance and largest interior seating capacity. In October 2008, the Company announced the launch of the King Air 350i, which features a new cabin entertainment system, a flexible cabin configuration and reduced cabin noise. The King Air 350i entered service in late 2009. The King Air 350ER (extended range) provides an option to increase the operating range of the King Air 350 platform. The King Air 350ER has a maximum range of 2,500 nautical miles and is capable of “loiter times” over a station or on a patrol route of over eight hours, making this platform well suited for a variety of special mission applications.

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

The King Air C90GTi offers the flexibility to operate from short unimproved runways. The recent upgrade of the King Air C90GTi incorporates an industry leading avionics system, previously installed on the King Air B200GT and the King Air 350, and brings the avionics in line with the King Air B200GT and King Air 350. In July 2009, we announced the launch of the new Beechcraft King Air C90GTx. Key enhancements to the new King Air C90GTx include an increase in gross weight and the addition of composite winglets, which improve climb performance and further increase fuel efficiency. The King Air C90GTx is the lowest priced twin turbine business aircraft with the industry leading avionics system and ensures a logical pilot migration path to the larger King Air and Premier models. The King Air C90GTx is expected to enter into service in early 2010.

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

Trainer Aircraft

Our Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6 Texan II (“T-6”) and its derivatives. In 1995, RA was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this contract, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through December 31, 2009, Hawker Beechcraft and RA have delivered 492 trainer aircraft under the JPATS contract including the first five T-6B aircraft with upgraded avionics to the US Navy. In addition, RA sold and delivered 26 T-6A trainers to NATO Flying Training of Canada and 45 T-6A trainers to the Hellenic Air Force of Greece. We received three international trainer sales contracts in 2009; Israel (20 T-6As), Iraq (15 T-6As) and Morocco (24 T-6Cs). The T-6C is a T-6 derivative featuring “hard point” wings capable of carrying light attack weapons. We continue to market the T-6 and its derivatives, to certain foreign governments and anticipate additional international awards in the near future.

The Company is also investing in a light attack variant of the T-6. This variant, known as AT-6, has integrated surveillance equipment, data link and “hard point” wings capable of carrying light attack weapons. The prototype completed its initial flight tests in the fall of 2009 and will be demonstrated at the US Department of Defense Joint Expeditionary Force Experiment in the spring of 2010.

Our Trainer Aircraft segment also provides training and logistics support and aftermarket parts and services. We expect the U.S. Government to continue to require product support for T-6 trainers through 2050.

For the years ended December 31, 2009 and December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 25, 2007, respectively, sales in the Trainer Aircraft segment were approximately 17%, 9%, 10% and 14% of total consolidated sales.

Customer Support

Our Customer Support segment provides parts and maintenance services to our estimated installed fleet of over 37,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas, Salina, Kansas, and Liege, Belgium. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network consists of the largest number of jet and turboprop service centers in the industry, including 10 company-owned service centers in the United States, the United Kingdom and Mexico, as well as 92 company

-authorized third party service centers in 30 countries. For the years ended December 31, 2009 and December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 25, 2007, respectively, sales in the Customer Support segment were approximately 12%, 14%, 13% and 15% of total consolidated sales.

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

We continue to develop our sales resources to address markets outside the U.S. We currently have the largest installed fleet of turboprop and business jet aircraft in Latin America and Africa, and we believe our King Air products are ideally suited for the level of infrastructure available in many developing nations. We continue to market our T-6 trainer and its derivatives to foreign governments. For the year ended December 31, 2009, 46% of our sales were from outside the U.S. For additional information related to our sales derived outside the U.S., see Note 20 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

For 2009, our top 10 customers represented approximately 36% of our sales. Of the 36%, the U.S. Government accounted for 26%, primarily from our Trainer Aircraft segment. No other single customer made up more than 2% of our sales. The U.S. Government accounts for a significant portion of our backlog through the JPATS program. A significant reduction in purchases by the U.S. Government could have a material adverse effect on our financial position, results of operations and liquidity.

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

The Trainer Aircraft segment operates in the military aviation business and is the sole source provider of the world’s best selling primary military trainer aircraft, the T-6, to the U.S. Air Force and the U.S. Navy. Outside the U.S., we compete for primary military trainer contracts with companies including Pilatus Aircraft Ltd., Embraer Brazillian Aviation Co., Korea Aerospace Industries Ltd. and Alenia Aermacchi.

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

Employees

As of December 31, 2009, we had approximately 7,200 employees, 43% of whom were covered by collective bargaining agreements. Approximately 3,100 of our hourly employees at our Wichita and Salina, Kansas facilities are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) which expires in 2011. Our Little Rock, Arkansas facility, which has approximately 475 hourly employees, and our U.S. service facilities, which collectively have approximately 689 employees, is not covered by a collective bargaining agreement. Our service facility in Chester, England has a one-year union contract covering approximately 250 employees that expires on March 31, 2010.

In response to weakness in the global economy and anticipated reduced aircraft production rates, we reduced our workforce by approximately 500 workers in November 2008 and, in early 2009, announced another 2,300 reductions, essentially all of which were completed by the end of 2009.

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

A significant portion of components in each of our aircraft designs, such as engines and avionics, is co-developed with our suppliers and, therefore, are often sole-sourced with the supplier of a particular component. The majority of our supplies are custom ordered, engineered into the aircraft design and governed by FAA, and other comparable international agencies, aircraft certification. Therefore, changing an existing supplier’s design is often cost-prohibitive because it requires re-certification.

Approximately 46% of our direct material purchases are from the following four major suppliers: Pratt & Whitney Canada (engines), Honeywell (engines, avionics, environmental control, auxiliary power units and lighting), Rockwell Collins (avionics) and Airbus (certain wings and fuselages). Currently, we do not have purchases from a single supplier that exceed 10% of cost of sales.

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

Backlog

Our backlog is summarized below:

	At December 31, 2009			At December 31, 2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Business and General Aviation	$2,247.2	$—	$2,247.2	$6,797.6	$0.1	$6,797.7
Trainer	1,003.9	108.1	1,112.0	785.6	23.3	808.9

Total	$3,251.1	$108.1	$3,359.2	$7,583.2	$23.4	$7,606.6

Orders for aircraft are included in backlog upon receipt of an executed contract. Unfunded backlog represents U.S. and foreign government contracts for which funding has not yet been appropriated. Our backlog includes significant orders with the U.S. Government. Due to the nature of the work performed, the Customer Support segment does not have backlog. Approximately 65% of our total backlog at December 31, 2009 represents orders that are not expected to be filled in 2010.

In the first half of 2009, NetJets, Inc. (“NetJets”) cancelled orders for a number of aircraft and deferred essentially all of their remaining orders until after the end of 2010. In the fourth quarter of 2009, NetJets cancelled a significant number of aircraft orders previously contracted to be delivered over several years beginning in 2011. The cancellations reduced our backlog by $2.7 billion and resulted in NetJets no longer representing a significant percentage of our backlog. NetJets was not expected to provide any substantial revenue in 2009 or 2010 and has historically not represented over 10% of the Company’s annual revenue.

Research and Development

Our research and development efforts are focused on developing technologies that will improve our existing products and our manufacturing processes. We believe derivative models refresh our product line and typically generate increased sales volume. Over the past five years, we have successfully introduced 15 new or derivative models. We plan to focus future research and development efforts on derivative models of our existing aircraft.

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

Research and development expenditures were $107.3 million, $110.2 million, $70.1 million, and $21.3 million for the years ended December 31, 2009, December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 25, 2007, respectively.

Government Contracts

All companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience, as well as termination for default based on performance. Upon termination for convenience, we generally would be entitled to compensation only for work done, supplier costs and termination liability at the time of termination and to receive an allowance for profit on the work performed. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future U.S. Government contracts and orders. Furthermore, on U.S. Government contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, which would likely result in the termination of our subcontract.

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

As a U.S. Government contractor, we are subject to specific import and export, procurement and other regulations and requirements. Failure to obtain timely export or import licenses or agreements could delay production and adversely affect our sales. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or terminations and the assessment of penalties and fines, and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and recording of costs. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DOD requirements.

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

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be negatively impacted, perhaps materially.

Risks Relating to Our Business

Difficult conditions in the capital, credit, general aviation and other aircraft markets and in the overall economy could materially adversely affect our business, financial condition, results of operations and liquidity.

The recession has negatively affected the demand for new and used business jets, spare parts and maintenance, and our results of operations and financial condition could be materially negatively impacted if the current economic conditions worsen or continue.

Many of the products we sell are considered discretionary purchases, and our sales have historically been tied to corporate and consumer spending levels, which are typically cyclical in nature. Our sales are significantly affected by the level of corporate spending which, in turn, is a function of the general economic environment. In a recessionary economy such as many of the markets in which we operate are experiencing, corporate cash flows decrease, which typically leads to a decrease in demand for our products or postponement of planned purchases. The purchase of our products by consumers is highly dependent upon the level of consumer spending. Accordingly, sales of our products may be adversely affected by an economic downturn, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.

Moreover, aircraft customers, including sellers of fractional share interests, providers of charter services and dealers have responded and may continue to respond to the current weak economic conditions by delaying delivery of orders or canceling orders as we experienced in late 2008 and throughout 2009. Weakness in the economy may also result in fewer hours being flown on existing aircraft and, consequently, lower demand for spare parts and maintenance services. Weak economic conditions may also cause reduced demand for used business jets. We have experienced reductions in the fair market value of used aircraft accepted as trade-ins while such aircraft were in our inventory.

The conditions of the U.S. and international capital markets may adversely affect our financial condition or liquidity.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in the Company’s revolving credit facility. Accordingly, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under the Company’s revolving credit facility.

If other financial institutions that have extended credit commitments to the Company are adversely affected by the current or future conditions of the U.S. and international capital markets, they may become unable to fulfill their credit commitments to the Company, which could have an adverse impact on the Company’s financial condition and its ability to access its revolving credit or to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Our results of operations and financial condition could be adversely impacted by some of our customers’ inability to obtain financing.

Some of our customers rely on credit markets to obtain financing for new and used aircraft purchases. Uncertainty in the credit markets may reduce the number of lenders willing to finance aircraft or cause lenders to impose stricter lending requirements. The inability of a portion of our customers to obtain financing could lead to reduced demand for our products, delayed deliveries or order cancellations, which could adversely affect the number of aircraft deliveries we make or reduce the prices we can charge for our aircraft, either of which could have a adverse effect on our financial condition and results of operations.

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

We hold our cash in a variety of investment grade, liquid money market instruments. Instability in the credit markets could cause significant realized, unrealized or impairment losses associated with these investments. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.

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

We manufacture aircraft for the U.S. Air Force and the U.S. Navy. We provide some of our products and services to governments through long-term contracts in which the pricing terms are fixed based on certain production volumes. For the year ended December 31, 2009, approximately 12% of our revenues were derived from the JPATS contract. Government programs such as the JPATS program are generally implemented by the award of multi-year contracts in which the pricing for future years’ procurements by the government is negotiated under fixed price contracts and segregated into individual lots to be exercised on an annual basis. The award of these future lots is subject to future Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program extends for more than one year. Consequently, programs are often only partially funded at any one time, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts under such programs are subject to termination or adjustment if appropriations for the program are not available or change. In addition, U.S. Government contracts, including the JPATS contract, generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience as well as termination for default based on performance. Upon termination for convenience, we are generally entitled to compensation only for work done and commitments outstanding at the time of termination. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

The termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more government contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of any termination of our current U.S. Government contracts. A very significant portion of our Trainer Aircraft segment sales are from our JPATS contract. A termination of the JPATS contract would substantially reduce future sales in this segment.

In 2008, we completed negotiations for Lots 14-16 of the JPATS contract. Since this contract is a fixed price contract, we will bear the risk that increased or unexpected costs may reduce our profit margins or cause us to sustain losses on the contract. We must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing this contract and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately, or control costs during performance of a fixed price contract may reduce the profitability of a contract or cause a loss.

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

Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity or sustained mechanical failure. Although we have obtained property damage and business interruption insurance in amounts determined sufficient by management, a major catastrophe, such as a fire, flood, tornado or other natural disaster at any of our sites, war or terrorist activities in any of the areas where we conduct operations or the sustained mechanical failure of a key piece of equipment could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations is conducted in facilities in Wichita and Salina, Kansas, in Little Rock, Arkansas, and in Chihuahua, Mexico, and any significant damage or disruption to these facilities in particular could materially impact our ability to manufacture and deliver aircraft and parts to our customers.

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

In addition, contracts with certain of our suppliers for raw materials and other goods are short-term contracts. We cannot be certain that these suppliers will continue to provide products to us at attractive prices or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Our foreign suppliers must also comply with U.S. import/export control laws. Any failure to comply with such laws may delay or halt supplier production or shipments of goods. If we are not able to obtain key products on a timely basis and at affordable costs, or we experience significant delays or interruptions of supply, our business, financial condition and results of operations could be adversely affected.

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

Increases in labor costs, potential labor disputes and work stoppages at our facilities could negatively impact our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Approximately 43% of our workforce at December 31, 2009 was represented by unions and is covered by a collective bargaining agreement which expires in 2011. In addition, our service facility in Chester, England has a union contract covering approximately 250 employees that expires on March 31, 2010. If our workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations that could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our sales or supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have an adverse effect on our business, financial condition, results of operations and liquidity. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Our business will suffer if we are unable to recruit and retain highly skilled staff.

The success of our business is highly dependent upon our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers. The market for these personnel resources is highly competitive. We may be unsuccessful in attracting and retaining the engineers we need at economically competitive prices or at all, and, in such event, our business could be adversely affected. Our inability to hire new personnel with the requisite skills could impair our ability to provide products to our customers or to manage our business effectively.

We are subject to government regulation, and our business may be harmed if we lose our government, regulatory or industry approvals, if more stringent government regulations are enacted or if industry oversight is increased.

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all general aviation products. The FAA further regulates virtually all aviation services, such as maintenance, training, and the operation of aircraft. Comparable agencies, including but not limited to the European Aviation Safety Agency (“EASA”), in Europe, regulate these matters in other countries. In addition, the FAA, the EASA or other comparable agencies occasionally propose new regulations or changes to existing regulations. These regulations, if adopted, could cause us to incur significant additional costs to achieve compliance. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition, results of operations and liquidity could be materially impacted. In addition, designing new products to meet existing regulatory requirements and retrofitting existing products to comply with new regulatory requirements can be expensive and time consuming.

Further, our business could be negatively affected if the U.S. Government enacts new regulation in the form of “user fees” or other tax regulation on our products or their use. Our products are generally considered discretionary goods and are not currently subject to “user fees” or other excess taxation. If the U.S. Government were to institute new taxes on the operation or use of our products, the attractiveness of general aviation as an alternative to commercial airfare could be affected and demand for our products may decrease, which could have an adverse effect on our business, financial condition, results of operations and liquidity.

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

A determination that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of fines and the denial of export privileges and debarment from participation in U.S. Government contracts. Delays or disapproval of export or import licenses or agreements could delay production and adversely affect our financial condition. Additionally, restrictions may be placed on the export of technical data and goods in the future as a result of changing geo-political conditions. Any one or more of such sanctions could have an adverse effect on our business, financial condition and results of operations.

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

We derive a significant portion of our revenues from sales to customers outside the United States. For the year ended December 31, 2009, international sales accounted for approximately 46% of our consolidated revenues. We expect that our international sales will continue to account for a significant portion of our revenues for the foreseeable future and may increase over time. As a result, we are subject to risks of doing business internationally, including:

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

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could have a material impact on our business, financial condition, results of operations and liquidity.

In order to sell many of our products outside of the United States, we must first obtain licenses and authorizations from various government agencies. For certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent certain sales. Our inability to sell products outside of the United States could adversely affect our business, financial condition, results of operations and liquidity.

We are subject to fluctuations in the rate of exchange between U.S. dollars and foreign currencies, particularly U.K. pound sterling.

The majority of our sales are generated in U.S. dollars; however, a significant component of our aircraft production cost on certain models is contracted with suppliers in U.K. pound sterling. We have entered into foreign currency forward contracts with commercial banks to fix the dollar value of a portion of our commitments to these suppliers; however, our existing foreign currency forward contracts may not cover the total value of foreign currency payments we are obligated, or may become obligated, to make. Therefore, we could be adversely affected by a weakening of the U.S. dollar relative to foreign currencies, particularly the U.K. pound sterling. Conversely, declining production volumes could cause an existing foreign currency forward contract to be in excess of required foreign currency causing us to be exposed to mark-to-market gains or losses for contracts not designated in a cash flow hedging relationship.

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

The valuation of used aircraft in inventory, which are stated at cost, but not in excess of realizable value, requires significant judgment. As part of our assessment of realizable value, we evaluate many factors, including current and future market conditions, the age and condition of the aircraft and availability levels of the aircraft in the market. In addition, the valuation of aircraft materials and parts that support our worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. Furthermore, we assume an orderly disposition of both used aircraft and aircraft materials and parts in connection with our assessments of realizable value. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft and aircraft materials and parts and such changes in valuation could adversely affect our business, financial condition, results of operations or liquidity.

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

Revenue recognition for certain of our contracts requires judgment relative to estimating total sales and costs at completion. Due to the size and nature of these contracts, the estimating process is complicated. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions. Changes in underlying assumptions, circumstances or estimates may materially affect our business, financial condition and results of operations.

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

Our results of operations, financial condition and liquidity could be adversely affected if we become involved in intellectual property litigation. If we were to lose any such litigation, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, cause us to seek licenses and/or pay royalties to third parties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. Any of those events could have an adverse effect on our financial condition, results of operations and liquidity. The defense and prosecution of intellectual property suits and proceedings before the U.S. Patent and Trademark Office, or its foreign equivalents, are costly and time consuming. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

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

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business, financial condition, results of operations or liquidity and prevent us from fulfilling our obligations under the notes.

We have substantial indebtedness. As of December 31, 2009, we had $2,364.2 million of total indebtedness, including $60.2 million of short-term notes payable and $235.0 million of borrowings under our revolving credit facility. We also have up to $75.0 million of letter of credit issuances available under our synthetic letter of credit facility.

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

In addition, the borrowings under our senior secured credit facilities bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have entered into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

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

In addition to the restrictions listed above, our revolving credit facility requires us to meet specified financial covenants as of certain dates. Any of these provisions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities.

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

At December 31, 2009 our properties consisted of the following:

Segment	Location	Activities	Owned/ Leased	Square Footage
Corporate Headquarters(1)	Wichita, Kansas	Parts processing, engine buildup, major and sub assembly, aircraft painting and interior installation and flight testing	Owned	3.8 million

Business and General Aviation	Salina, Kansas	Sub-assembly for all business and general aviation Beechcraft models and the Hawker 400XP	Leased	0.5 million

	Little Rock, Arkansas	Final specialty interior installation for the Hawker 900XP family and the Hawker 4000 and painting for the Hawker 900XP family	Leased	0.5 million

	Chihuahua, Mexico	Sheet metal processing, fabrication of parts and sub-assemblies for general aviation aircraft	Leased	0.2 million

Customer Support	Dallas, Texas	Retail aftermarket parts distribution warehouse	Leased	0.2 million

(1)	Our Corporate Headquarters are located in Wichita, Kansas. All three of our business segments, Business and General Aviation, Trainer Aircraft and Customer Support, have operations located at our Corporate Headquarters. All operations for our Trainer Aircraft segment are in Wichita, Kansas.

At December 31, 2009, our Customer Support segment operated 10 company-owned service centers in the following locations: Wichita, Kansas; Houston, Texas; Atlanta, Georgia; Mesa, Arizona; Indianapolis, Indiana; Little Rock, Arkansas; Tampa, Florida; San Antonio, Texas; Toluca, Mexico; and Chester, England. These centers are supplemented by 92 company-authorized third party service centers. Service centers typically provide maintenance, repairs, overhaul, refurbishment and product upgrade services.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 19 to the condensed consolidated financial statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in this Annual Report on Form 10-K). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

During the fourth quarter of 2009, Hawker Beechcraft Notes Company elected directors by written consent of its sole shareholder.

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

The following table presents selected historical financial information and other data. For the years ended December 31, 2009 and December 31, 2008, and the nine months ended December 31, 2007, the financial information and other data is for HBAC, the “Successor,” and is derived from the audited consolidated financial statements of HBAC included elsewhere in this Annual Report on Form 10-K. For the three months ended March 25, 2007 and the years ended 2006 and 2005, the financial information and other data is for Raytheon Aircraft, the “Predecessor,” and is derived from the audited consolidated financial statements and accompanying notes thereto of the Predecessor and, with respect to the three months ended March 25, 2007 and the year ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and related notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Successor			Predecessor
	Years Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 25,	Years Ended December 31,
(Dollars in millions)	2009	2008	2007	2007	2006	2005
Statements of Operations Data:
Sales	$3,198.5	$3,546.5	$2,793.4	$670.8	$3,095.4	$2,980.8
Costs and expenses:
Cost of sales	3,036.6	3,016.9	2,369.6	558.6	2,585.1	2,587.4
Restructuring, net	34.1	—	—	—	—	—
Definite-lived asset impairment	74.5	—	—	—	—	—
Goodwill and intangible asset impairment	448.3	—	—	—	—	—
Selling, general and administrative expenses	209.7	279.1	205.4	59.5	211.0	197.6
Research and development expenses	107.3	110.2	70.1	21.3	83.2	73.0

Operating (loss) income	(712.0)	140.3	148.3	31.4	216.1	122.8

Intercompany interest expense, net	—	—	—	15.8	91.6	88.4
External interest expense (income), net	153.4	197.4	152.3	(0.9)	(14.6)	(14.2)
Gain on debt repurchase, net	(352.1)	—	—	—	—	—
Other (income) expense, net	(1.3)	(2.4)	1.0	(0.1)	(1.5)	(0.9)

Non-operating (income) expense, net	(200.0)	195.0	153.3	14.8	75.5	73.3

(Loss) income before tax	(512.0)	(54.7)	(5.0)	16.6	140.6	49.5
(Benefit from) provision for income taxes	(60.7)	102.5	(5.8)	6.4	50.5	15.8

Net (loss) income	$(451.3)	$(157.2)	$0.8	$10.2	$90.1	$33.7

Net income attributable to non-controlling interest	$0.3	$1.4	$0.7	$0.2	$—	$—

Net (loss) income attributable to parent company	$(451.6)	$(158.6)	$0.1	$10.0	$90.1	$33.7

Other Data:
Aircraft deliveries	418	477	367	88	462	416
Backlog	$3,359.2	$7,606.6	$6,290.8	$3,937.0	$4,105.3	$2,891.1
Capital expenditures	$54.5	$74.9	$66.4	$27.3	$47.8	$42.0

Statement of Financial Position Data:	Successor As of December 31,			Predecessor As of December 31,
(In millions)	2009	2008	2007	2006	2005	2004
Cash and cash equivalents	$568.8	$377.6	$569.5	$25.9	$25.7	$17.8
Working capital(1)	375.8	553.9	326.1	804.4	906.9	878.3
Property, plant and equipment, net	549.8	641.8	655.7	520.8	547.0	565.9
Total assets	3,747.8	4,687.6	4,675.2	2,518.2	2,624.5	2,590.4
Total debt(2)	2,364.2	2,490.8	2,446.9	—	—	—

(1)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt). Certain balances in prior periods have been conformed to the current presentation.
(2)	Total debt includes $1,452.3 million in outstanding principal on our senior secured credit facilities net of unamortized original issue discount, $616.7 million of outstanding notes and $295.2 million of short-term notes payable and outstanding borrowings under our revolving credit facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the years ended December 31, 2009 and December 31, 2008 and the nine months ended December 31, 2007 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”), the successor business (“Successor”) to Raytheon Aircraft (“RA”). The discussion regarding the Successor for the nine months ended December 31, 2007 covers the period from the March 26, 2007 inception date through the December 31, 2007 fiscal year end date and reflects the Acquisition. The discussion and analysis of financial condition and results of operations for all other periods presented reflects the business of RA, the Predecessor business (“Predecessor”) acquired by Hawker Beechcraft, Inc. (“HBI”) in the Acquisition. Unless otherwise indicated, the discussion and analysis of the Predecessor does not give effect to the Acquisition or include pro forma adjustments.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, including statements that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results may differ significantly from those envisaged by our forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions, production delays resulting from lack of regulatory certifications and other factors, work stoppages at our operations facilities, disruption in supply from key vendors and other factors; competition in our existing and future markets, lack of market acceptance of our products and services, the substantial leverage and debt service resulting from our indebtedness, loss or retirement of key executives and other risks disclosed in our filings with the Securities and Exchange Commission.

Business Overview

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 30 countries to an estimated installed fleet of more than 37,000 aircraft.

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

We operate in the global business and general aviation industry, which continues to experience depressed demand primarily as a result of weakness in the global economy. The business and general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the business and general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. As the general economic environment deteriorated in late 2008 and into 2009, new order activity declined, and order cancellations increased. Consequently, while we believe that our backlog of $3.4 billion at December 31, 2009 as well as our existing aircraft portfolio and planned derivative upgrades position us well within this market, we believe that we, and the general aviation industry as a whole, will very likely continue to experience depressed demand during 2010.

Our Customer Support segment is also impacted by the general economic environment that has affected the business and general aviation industry; however, the impact on this segment of our business has not been as significant as the impact on our Business and General Aviation segment. In addition to general market conditions, our Customer Support business is influenced by the size and age of the installed fleet of aircraft, our customers’ aircraft usage patterns and the overall maintenance requirements for our aircraft.

Our Trainer Aircraft segment is less susceptible to changes in general economic conditions and provides us with a more stable and recurring source of revenue. Sales in this segment are principally generated by U.S. and foreign government and defense spending. Decreases or reprioritization of such spending could affect the financial performance of this segment.

Recent Events Affecting our Results

On November 25, 2009, we entered into an Incremental Facility Supplemental Agreement to amend our term loan, resulting in issuance of $200.0 million in additional debt. After fees and an original issue discount, net cash to the Company as a result of this debt issuance was $180.4 million.

During the third quarter of fiscal 2009, we recorded material goodwill and intangible asset impairment charges during the year ended December 31, 2009 as a result of interim impairment testing triggered by global economic conditions and our updated expectations as to the timing of a general aviation market recovery. We recorded a $340.1 million charge to eliminate all of the carrying value of goodwill for the Business & General Aviation segment. In addition, we recorded charges to reduce the carrying value of the “Hawker” trade name by $107.8 million and the “Bonanza” trade name by $0.4 million, and to reduce the carrying value of definite-lived intangible assets by $73.0 million. Additional information regarding these charges, and the methodology used in performing the impairment testing are included in Note 9 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”. In connection with the evaluation of goodwill and intangible assets, we also evaluated other tangible fixed assets and surplus inventory for potential impairment and recorded charges in cost of sales totaling $91.7 million to reduce the recorded values for these assets.

During 2009, we recorded charges totaling $137.1 million to increase reserves for loss-making aircraft, primarily the Hawker 4000, and for potential vendor claims. The primary causes for these charges were the depressed general aviation market and the resulting decreased production levels and increased downward pricing pressure on new aircraft sales. The pricing pressure is expected to continue to cause additional charges for loss-making aircraft through 2010, particularly on the Hawker 4000, as additional units are built and sold at below estimated final cost.

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

On June 2, 2009, we completed a cash tender offer to purchase a portion of our debt securities. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net gain of $352.1 million.

During the year ended December 31, 2009, we continued restructuring actions in response to reduced production rates, including continued space consolidation and work force reductions. For the year ended December 31, 2009, we have recorded charges totaling $34.1 million related to the estimated cost of severance for work force reductions and as a result of our exit of certain leased facilities and other consolidation activities.

Results of Operations

Due to lack of comparability, direct comparisons between the Successor and Predecessor periods have not been made.

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Sales	$3,198.5	$3,546.5	$2,793.4	$670.8
Cost of sales	3,036.6	3,016.9	2,369.6	558.6

Gross margin	161.9	529.6	423.8	112.2

Restructuring, net	34.1	—	—	—
Definite-lived asset impairment	74.5	—	—	—
Goodwill and intangible asset impairment	448.3	—	—	—
Selling, general and administrative expenses	209.7	279.1	205.4	59.5
Research and development expenses	107.3	110.2	70.1	21.3

Operating (loss) income	(712.0)	140.3	148.3	31.4

Intercompany interest expense, net	—	—	—	15.8
Interest expense	154.6	205.9	158.6	—
Interest income	(1.2)	(8.5)	(6.3)	(0.9)
Gain on debt repurchase, net	(352.1)	—	—	—
Other (income) loss, net	(1.3)	(2.4)	1.0	(0.1)

Non-operating (income) expense, net	(200.0)	195.0	153.3	14.8

(Loss) income before taxes	(512.0)	(54.7)	(5.0)	16.6

(Benefit from) provision for income taxes	(60.7)	102.5	(5.8)	6.4

Net (loss) income	$(451.3)	$(157.2)	$0.8	$10.2

Net income attributable to non-controlling interest	$0.3	$1.4	$0.7	$0.2

Net (loss) income attributable to parent company	$(451.6)	$(158.6)	$0.1	$10.0

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Sales. As detailed in the table below, sales decreased by $348.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was driven primarily by the adverse market conditions impacting our Business and General Aviation segment partially offset by increased volume in the Trainer Aircraft segment. The year ended December 31, 2008 was impacted by a strike by the Company’s union work force during August 2008 which impacted both the Business and General Aviation and Trainer Aircraft segments.

	Successor
Sales (In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Business and General Aviation	$2,310.6	$2,820.6
Trainer Aircraft	531.3	338.2
Customer Support	438.3	522.8
Eliminations	(81.7)	(135.1)

Total	$3,198.5	$3,546.5

The decrease in Business and General Aviation sales for the year ended December 31, 2009 of $510.0 million compared to the year ended December 31, 2008 is attributable to reduced aircraft deliveries as reflected in the aircraft unit delivery table below. Deliveries were adversely impacted by the depressed general aviation market conditions throughout 2009, offset partially by deliveries of special mission King Airs to the U.S. Government under Project Liberty and increased Hawker 4000 deliveries as we began to realize a more consistent completion pattern. Deliveries of the Hawker 4000 began in the second quarter of 2008.

	Successor
Business and General Aviation New Aircraft Deliveries	Year Ended December 31, 2009	Year Ended December 31, 2008
Hawker 4000	20	6
Hawker 900XP	35	50
Hawker 800XP/850XP	3	15
Hawker 750	13	23
Hawker 400XP	11	35
Premier	16	31
King Airs	155	178
Pistons	56	103

Total	309	441

Sales in the Trainer Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) production contracts with the U.S. Government. Revenue is recognized on these contracts using the cost-to-cost method to measure progress towards completion. The recently awarded contracts for trainer aircraft for Israel, Iraq and Morocco will also use the cost-to-cost method. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. The increase in segment revenue for the year ended December 31, 2009 of $193.1 million is due to increased production volumes in support of higher trainer aircraft deliveries. During the year ended December 31, 2009, the segment delivered 109 T-6 aircraft compared to 36 in the year ended December 31, 2008. Trainer aircraft production and delivery volumes were impacted in 2008 due to the strike as well as the June 2008 suspension of deliveries pending resolution of quality issues with a supplier’s component. The issue was resolved with the vendor and the U.S. Government and deliveries resumed in January 2009. Deliveries in 2009 include the initial units on the Israeli and Iraqi contracts executed earlier in the year.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. The decrease in segment sales for the year ended December 31, 2009 of $84.5 million is due to reduced volumes in both parts sales and maintenance services as a result of generally lower general aviation aircraft usage as well as the sale of our fuel and line operations in late 2008. Sales included in the segment’s results for the fuel and line operations were $48.5 million for the year ended December 31, 2008.

Operating Income. The table below details the decrease in operating income of $852.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decline is primarily due to the previously discussed third quarter 2009 impairment and other charges totaling $613.0 million as well as the decrease in sales volume in the Business and General Aviation segment due to the depressed market conditions.

	Successor
Operating (Loss) Income (In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Business and General Aviation	$(801.7)	$29.5
Trainer Aircraft	45.5	28.2
Customer Support	44.1	82.5
Eliminations	0.1	0.1

Total	$(712.0)	$140.3

Business and General Aviation segment operating income decreased by $831.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The segment recorded a charge of $340.1 million to reduce the carrying value of segment goodwill to zero and charges totaling $181.2 million as a result of other intangible asset impairments. In addition, the segment’s portion of the previously discussed charges recorded for tangible asset and inventory impairment was $60.2 million. Charges totaling $137.1 million related to reserves for loss-making aircraft and vendor claims were also recorded during the year ended December 31, 2009. A majority of the reserves for loss-making aircraft relate to the Hawker 4000. Charges totaling $91.1 million were recorded related to the Hawker 4000 program for the year ended December 31, 2008.

In addition to the charges noted above, the segment recorded 2009 charges totaling $26.0 million to reduce the carrying value of used aircraft inventory to current market values and $30.3 million related to mark-to-market adjustments on foreign currency forward contracts no longer designated as cash flow hedges because the underlying purchase volumes are no longer expected to occur. Further, $32.3 million of the total restructuring charges recorded during the year ended December 31, 2009 related to this segment. For the year ended December 31, 2008, the segment recorded charges for used aircraft, ineffective foreign currency forward contracts and for restructuring of $13.7 million, $18.0 million and $1.0 million, respectively. Reduced general aviation deliveries as well as downward pricing pressure on new aircraft sales also contributed to the overall increase in operating loss for the year ended December 31, 2009.

Trainer Aircraft segment operating income increased by $17.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of the increased production volumes discussed previously, offset by increased research and development costs associated with derivatives of the T-6 aircraft and smaller profit adjustments on the JPATS program during the period. Favorable cumulative catch-up adjustments of $6.0 million were recorded during the year ended December 31, 2009, compared to $14.9 million during the year ended December 31, 2008.

Customer Support segment operating income decreased by $38.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to the segment’s $31.5 million portion of the previously discussed impaired inventory charge. The remaining decrease is due to the reduced sales volumes as a result of the sale of the fuel and line operations in late 2008 as well as the decline in general aviation aircraft usage as a result of recent economic conditions which adversely impacted segment sales.

Selling, general, and administrative expense totaled $209.7 million, or 6.6% of sales for the year ended December 31, 2009, compared to $279.1 million, or 7.9% of sales for the year ended December 31, 2008. The decrease was due to lower Business and General Aviation segment selling expense as a result of decreased sales activity as well as the impact of cost reduction measures implemented throughout the company, including the work force reductions previously discussed.

Research and development expense totaled $107.3 million for the year ended December 31, 2009 compared to $110.2 million for the year ended December 31, 2008, a decrease of $2.9 million. While we have increased development efforts on the T-6 derivative products in the Trainer Aircraft segment, our Business and General Aviation segment research and development efforts have decreased slightly and reflect continued efforts on our derivative aircraft strategy.

Non-operating Income/Expense, net. Net non-operating income was $200.0 million for the year ended December 31, 2009 compared to net non-operating expense of $195.0 million for the year ended December 31, 2008. During 2009, we realized a gain on purchases of our debt securities of $352.1 million. Interest expense decreased by $51.3 million in 2009, compared to 2008 as a result of lower interest rates on our floating rate debt as well as reduced principal balances on the fixed rate debt as a result of the debt purchases during the first half of 2009.

Provision for Income Taxes. During the year ended December 31, 2009, we recorded a tax benefit of $60.7 million as a result of applying the intraperiod tax allocation rules to items in other comprehensive income and as a result of reversals of deferred income taxes related to impairment of goodwill and indefinite lived intangibles. During the year ended December 31, 2008, we recorded tax expense of $102.5 million primarily as a result of the valuation allowance and the deferred tax expense associated with our goodwill and indefinite lived intangible assets.

Nine Months Ended December 31, 2007

Sales. Sales were $2,793.4 million for the nine months ended December 31, 2007 as detailed in the table below:

Successor
(In millions)	Nine Months Ended December 31, 2007
Sales
Business and General Aviation	$2,211.9
Trainer Aircraft	266.0
Customer Support	418.8
Eliminations	(103.3)

Total	$2,793.4

Sales for the Business and General Aviation segment reflect the volume and mix of aircraft deliveries shown in the delivery table below. Changes in the actual volume, mix and distribution channel of aircraft deliveries in any given period affect sales and our overall financial results.

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

Predecessor
Business and General Aviation . New Aircraft Deliveries	Three Months Ended March 25, 2007
Business Jets:
Hawker 800XP/850XP	10
Hawker 400XP	7
Premier	15

Total business jets	32
Turboprops:
King Air 350	6
King Air B200	9
King Air C90	13

Total turboprops	28
Pistons	19

Total	79

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

Liquidity and Capital Resources

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Net cash provided by (used) in operating activities	$177.1	$(69.0)	$579.2	$(107.3)
Net cash (used in) provided by investing activities	(53.3)	50.1	(3,280.3)	(27.3)
Net cash provided by (used in) financing activities	67.4	(170.3)	3,270.6	117.4
Effect of exchange rates on cash and cash equivalents	—	(2.7)	—	—

Net increase (decrease) in cash and cash equivalents	$191.2	$(191.9)	$569.5	$(17.2)

Year Ended December 31, 2009. Net cash provided from operating activities was $177.1 million. The positive net cash performance was due to sharply reduced inventory levels, reflecting an increase in Hawker 4000 deliveries, lower material receipts compared to aircraft deliveries, lower levels of used aircraft inventory on-hand and better overall inventory management. Partially offsetting the inventory improvement was the operating loss for the year as well as decreased accounts payable balances as amounts due vendors associated with higher activity in late 2008 were paid early in 2009. In addition, customer deposits were reduced as a result of the decline in new orders.

Net cash used in investing activities of $53.3 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Net cash from financing activities of $67.4 million includes $235.0 million in net borrowings from our revolving credit facility as well as $180.4 million in net proceeds of the additional debt issuance in the fourth quarter of 2009. Offsetting these inflows was $136.7 million used to purchase our debt securities in the first half of 2009 and payments on notes payable used to finance engine purchases.

Year Ended December 31, 2008. Net cash used in operating activities was $69.0 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates for the Hawker 4000 and other aircraft models as well as the reduced delivery volume as a result of the strike by the Company’s union work force in August 2008. These impacts were partially offset by a third-party financing arrangement used to finance engine purchases, increased commercial aircraft deposits received and an increase in accounts payable and other accrued expenses. The seasonality of our aircraft deliveries coupled with a more linear aircraft production schedule also contributed to net operating cash consumption for the year ended December 31, 2008.

Net cash provided by investing activities of $50.1 million included net cash proceeds of $123.6 million from completing the sale of the fuel and line operations facilities offset by capital expenditures of $70.2 million primarily related to tooling, facilities improvements and equipment used in the manufacturing process and additions to computer software of $4.7 million.

Net cash used in financing activities of $170.3 million represents payments on notes payable used to finance engine purchases and mandatory principal payments of the senior secured term loan.

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

Net cash provided by financing activities of $3,270.6 million during the nine months primarily represents the debt financing and equity contributions received related to the Acquisition.

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

Net cash provided by financing activities of $117.4 million represents net transfers from Raytheon.

Capital Resources

The following table summarizes our capital resources as of the dates indicated:

(In millions)	December 31, 2009	December 31, 2008
Cash and cash equivalents	$568.8	$377.6
Total debt	2,364.2	2,490.8
Net debt (total debt less cash and cash equivalents)	1,795.4	2,113.2
Total equity	118.3	431.1
Total capitalization (debt plus equity)	2,482.5	2,921.9
Net capitalization (debt plus equity less cash and cash equivalents)	1,913.7	2,544.3
Debt to total capitalization	95%	85%
Net debt to net capitalization	94%	83%

We have substantial indebtedness. As of December 31, 2009, our total indebtedness was $2,364.2 million, including $60.2 million of short-term obligations payable to a third party under a financing arrangement and reflecting $235.0 million of borrowings under our revolving credit facility. We also had up to $75.0 million available for letter of credit issuances under a synthetic letter of credit facility. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. On September 28, 2009, we notified our noteholders that we had elected to pay the April 2010 semi-annual interest payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash. We had previously notified our noteholders of our intention to pay the October 2009 semi-annual interest payment in a similar manner.

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

Our pension plan assets, which are broadly diversified, experienced an increase in value during 2009 following a substantial decrease in value in 2008. As measured under GAAP, our pension benefit plans were $296.8 million underfunded at December 31, 2009 as compared to being $311.2 million underfunded at December 31, 2008. In accordance with GAAP, we recognize the funded status of our defined benefit pension and other postretirement benefits plans in our consolidated statement of financial position, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The 2009 annual remeasurement of our pension and other postretirement plans resulted in a net $44.3 million increase in total equity, which was largely driven by increases in our pension plan assets and recognition of curtailments as a result of the significant workforce reductions during 2009. We currently estimate that required pension plan cash contributions will be approximately $19.1 million in 2010. For our unfunded other postretirement benefits plans, we expect to contribute approximately $0.6 million in 2010. However, absent a recovery of pension plan asset values or higher interest rates, we will be required to make higher contributions in future years. See Note 15 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about our pension and other postretirement benefits plans.

Our corporate credit rating at Moody’s Investors Service and Standard & Poor’s Ratings Services as of December 31, 2009 was Caa2 and CCC+ respectively. Both of these ratings represent downgraded positions from December 31, 2008. General economic conditions during 2009, the status of the general aviation industry and our overall debt levels continued to significantly impact the fair value of our debt. See Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about the fair value of our debt.

As of December 31, 2009, we had $568.8 million of cash and cash equivalents and had outstanding borrowings of $235.0 million of the $240.0 million available under our revolving credit facility. Subsequent to the end of the year, we used a portion of our cash balance to fully repay the $235.0 million of outstanding borrowings under the revolving credit facility. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. We believe these actions will result in our having sufficient liquidity to meet our cash requirements for the next 12 months; however, additional economic deterioration may further depress the business and general aviation market and we could be required to take additional measures to meet our liquidity needs.

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

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million principal amount of our debt securities, realizing a net gain of $352.1 million.

Senior Secured Credit Facilities. In connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, a $400.0 million revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future. At December 31, 2009, we had issued letters of credit totaling $57.3 million under the synthetic facility.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in the Company’s revolving credit facility. We do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under the Company’s revolving credit facility.

In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures.

On November 6, 2009, we further amended our credit agreement (the “Second Amendment”). The Second Amendment provides that compliance with the maximum consolidated secured debt ratio test under the Credit Agreement is waived. The continuing effectiveness of this waiver is subject to the condition that we shall not have made a restricted payment pursuant to certain available restricted payment baskets under the Credit Agreement. If this condition fails to be satisfied, then the waiver of the consolidated secured debt ratio covenant will be revoked and we will be required to comply (and, with respect to the two most recently completed fiscal quarters as of the earliest date that such condition shall fail be satisfied, to have complied) with the maximum consolidated secured debt ratio test in the Credit Agreement.

The Second Amendment added a new minimum liquidity covenant which requires our unrestricted cash plus available commitments under our revolving credit facility, determined in each case as of the last day of such fiscal quarter, must be not less than $162.5 million.

In addition, the Second Amendment added a new Adjusted EBITDA covenant requiring that, to the extent the consolidated secured debt ratio covenant is waived as described above, for any fiscal quarter beginning with the second quarter of 2011 for which any revolving facility commitment is outstanding on the last day of such fiscal quarter, we maintain a minimum Adjusted EBITDA as specified in the Second Amendment.

The initial effectiveness of the Second Amendment was conditioned upon, among other items, our repayment of $125.0 million of our outstanding borrowings under the revolving credit facility and the permanent reduction of commitments under the revolving credit facility by $137.0 million (including amounts committed by Lehman Brothers). Following the reduction in commitments, the total availability under the revolving credit facility is $240.0 million after considering the expected reduction due to the Lehman Brothers bankruptcy discussed above.

On November 25, 2009, we entered into an Incremental Facility Supplement Agreement. Pursuant to the terms of the agreement, we were provided $200.0 million of new term loans (the “Series A New Term Loans”) under the incremental facilities provisions of the Credit Agreement. We paid a fee to the lenders on closing, in the form of an Original Issue Discount, equal to 6.0% of the agreement principal amount of the Series A New Term Loans.

The Series A New Term Loans have a final maturity date of March 26, 2014 (the same as the existing Term Loans under the Credit Agreement) and will amortize in quarterly principal installments totaling 1% annually beginning with the quarter ended December 31, 2009. The interest rates applicable to the Series A New Term Loans are equal to either a base rate or an adjusted Eurocurrency bank deposit rate plus, in each case, an applicable margin. For base rate loans, the applicable margin is 7.5% and for

Eurocurrency loans, the applicable margin is 8.5%. The base rate has a floor of 3.0% and the Eurocurrency bank deposit rate has a floor of 2.0%. Voluntary prepayments of the Series A New Term Loans are permitted, in whole of in part, at the U.S. Borrower’s option, without premium or penalty. Voluntary prepayments of the Series A New Term Loans will be applied to remaining scheduled amortization installments in an order to be determined at our option. The terms of the Series A New Term Loans are otherwise governed by and subject to the Credit Agreement. After fees and the original issue discount, net proceeds to the Company were $180.4 million with the proceeds to be used for general corporate purposes.

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

Our credit agreement includes a covenant which currently requires us to maintain a specified quarterly consolidated secured debt ratio. In addition, our excess cash flow, as defined under the credit agreement, and our year-end consolidated secured debt ratio determines the annual amount of mandatory term loan prepayment due under our credit agreement, if any. The consolidated secured debt ratio is the ratio of our consolidation secured debt less cash on hand at the end of each period divided by a rolling 12-month calculation of our debt covenant defined earnings before interest, taxes, depreciation and amortization (“DC EBITDA”). DC EBITDA is calculated based on the Company’s net income adjusted for (i) interest, taxes, depreciation and amortization expense; (ii) non-recurring transition costs as a result of the Acquisition; (iii) non-recurring inventory step-up costs and other non-recurring purchase accounting impacts; (iv) non-cash compensation expense; (v) project start up, ramp up and launch costs including the development of new aircraft; (vi) management fees paid to our principal external shareholders; (vii) minority interest adjustments; and (viii) miscellaneous other adjustments. Based on our 2009 excess cash flow, as defined under the credit agreement, we are not required to make a mandatory term loan prepayment in 2009. As discussed above, the Second Amendment provides that compliance with the maximum consolidated secured debt ratio test is waived under certain conditions.

As of December 31, 2009, we were in full compliance with all covenants contained in our debt agreements.

Industrial Revenue Bonds. One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to the Company subject to an option to purchase for a nominal consideration, which the Company may exercise at any time. We record the property on our consolidated statement of financial position, along with a capital lease obligation to repay the proceeds of the IRBs. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly, no net debt associated with the IRBs is reflected in our consolidated statement of financial position. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2009 and 2008, we held IRBs with an aggregate principal amount of $331.5 million and $369.3 million, respectively.

Contractual Obligations

The following table summarizes known contractual obligations as of December 31, 2009, as well as an estimate of when these obligations are expected to be satisfied:

(In millions)	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$2,080.5	$15.0	$15.0	$15.0	$15.0	$1,403.8	$616.7
Interest on long-term debt	554.9	124.9	113.5	103.9	103.9	66.6	42.1
Operating lease obligations	59.7	6.4	4.6	3.7	3.5	3.3	38.2
Purchase obligations	1,319.7	953.2	255.1	77.6	15.9	14.3	3.6

Total	$4,014.8	$1,099.5	$388.2	$200.2	$138.3	$1,488.0	$700.6

The table above excludes $0.8 million of tax liabilities for uncertain tax positions for which we cannot reasonably estimate the timing of payment.

Long-term debt obligations include scheduled principal repayments for our outstanding notes and senior secured term loan, including the current portion. See Note 13 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Interest on long-term debt is estimated using the interest rate in effect at December 31, 2009 for variable rate debt. Calculations of interest for the PIK-election notes assume payment of interest in cash. The calculation includes the effect of our interest rate swap agreements, which are discussed more fully in Note 11 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Operating lease obligations include leases for equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options. Our commitments under these operating leases, in the form of non-cancelable future lease payments, are not reflected as a liability on our statement of financial position. See Note 19 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

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

The table above does not include anticipated funding of our pension and other post retirement benefit plans described in Note 15 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We expect to make contributions to these plans of $19.7 million in 2010. Future years contributions will be dependent on a variety of factors including, but not limited to, future year asset returns, discount rates and medical cost trend rates.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of these arrangements has or is likely to have a material effect on our financial position or results of operations. See Note 19 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about off-balance sheet arrangements.

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

Revenue Recognition

For the majority of our aircraft sales, we use the units-of-delivery method to measure progress towards completion. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin. Under this method, revenue is recognized when title to an airworthy aircraft is transferred to the customer.

For aircraft sales under certain long-term contracts, including the JPATS contract, we use the cost-to-cost method to measure progress towards completion. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract revenue or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified. A significant change in estimate could have a material impact on our operating results in the period the change occurs.

Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized. During the fourth quarter of 2008, HBAC recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $296.9 million. This decision was based on our cumulative pre-tax losses and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance increased $82.8 million to $379.7 million at December 31, 2009.

HBAC records an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with applicable literature. The final tax outcome of these matters may be different than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss. The effect of changes in tax rates is recognized during the period in which the estimate is updated.

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

The net periodic benefit cost assumptions for our defined benefit pension plans were as follows:

	Pension Benefits
	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Discount rate	6.25%	6.50%	6.00%	5.89%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	8.42%
Rate of compensation increase	3.50%	4.50%	4.50%	4.40%

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

Our investment asset allocations were as follows:

	Pension Benefits
	December 31, 2009	December 31, 2008
Equity securities	54.1%	48.8%
Debt securities	38.0%	40.0%
Other	7.9%	11.2%

	100.0%	100.0%

Other variables that can impact the pension funded status and expense include demographic experience, such as the rates of salary increase, retirement, turnover and mortality. Assumptions for these variables are set based on actual and projected plan experience.

Based on our assumptions, we expect 2010 pension expense to be approximately $39.2 million. Holding all other factors constant, the estimated impact on 2010 pension expense caused by hypothetical changes to key assumptions is as follows:

Change in Assumption
2010 Assumptions	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$3.4 pension expense decrease	$3.4 pension expense increase
Expected rate of return on plan assets	$1.8 pension expense decrease	$1.8 pension expense increase

In addition, at December 31, 2009 we had $207.7 million of deferred losses resulting primarily from differences between actual and assumed asset returns, changes in discount rates and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items, we will experience increases or decreases in our funded status and related accrued retiree benefit obligation.

Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. Intangible assets with definite lives consist of certain trade names and trademarks, order backlog, customer relationships, technological knowledge and computer software and are amortized on a straight-line basis over their estimated useful life. The weighted average amortization periods assigned to definite-lived intangible assets are: 3 years for order backlog, 5 years for computer software, 10 years for trademarks and trade names with definite lives, 15 years for technological knowledge and 17 years for customer relationships. Intangible assets with indefinite lives include certain trademarks and trade names and are not amortized.

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

Additional information regarding these charges, and the methodology used in performing the impairment testing are included in Note 9 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.

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

See additional disclosure of these analyses in Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K including the impairment charges recorded during the year ended December 31, 2009.

Stock-Based Compensation

Certain HBAC employees participate in various HBI stock compensation plans. Employee stock-based compensation is accounted for in accordance with applicable literature, which requires us to determine the fair value of our awards at the date of grant and to recognize that amount as compensation expense over the requisite service period. In addition, we use the graded vesting method to amortize compensation expense for stock option awards with a service condition, which results in more compensation expense being recognized in the early part of an award’s requisite service period. Compensation expense for awards with a performance condition is recognized in the period in which the performance condition is being measured when we believe achievement of the performance condition is probable.

We estimate the grant date fair value of our stock option awards using the Black-Scholes option-pricing model, which requires us to use a number of assumptions. The weighted-average assumptions we used to value our employee stock option awards were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	Service Vesting	Service Vesting	Performance Vesting
Expected term in years	6.5	6.5	6.3
Expected volatility	40.5%	37.0%	37.4%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	3.4%	3.3%
Weighted-average grant date fair value per option	$3.14	$5.22	$5.22

There were no performance vesting options awarded during 2009 in which achievement of the performance target was probable.

The expected term represents the period of time the options are expected to be outstanding. Given that HBI does not have sufficient historical stock option exercise data, we estimated the expected term using the simplified method as allowed by the applicable literature. The “simplified method” incorporates the contractual term of an option grant, as well as the vesting period of the award. Furthermore, HBI, formed in late 2006, has not been in existence long enough to provide historical stock price data for a period equal to the expected term of our awards; therefore, the expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over the expected term of the option granted. Using different weighted-average assumptions could significantly impact the estimated grant date fair value of our stock option awards, and, as a result, the amount of compensation expense ultimately recognized. We use RA historical data to estimate our assumed annual forfeitures.

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

Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty liabilities, which could have an adverse effect on our results of operations in the period in which these additional liabilities are required.

Fair Value

We are required to record certain financial instruments at fair value on our statement of financial position. In addition, we may elect to record certain financial instruments at fair value by utilizing the “fair value option” as permitted under authoritative literature. However, as of December 31, 2009, we have not elected the fair value option for any eligible financial instruments.

As discussed in Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we adopted guidance related to fair values effective January 1, 2008. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk on payments made to foreign suppliers in foreign currencies. We use foreign currency forward contracts (“foreign currency contracts”) to hedge our exposure to foreign currency exchange rate fluctuations for firm commitments and forecasted purchases from foreign suppliers. The objective of the foreign currency contracts is to minimize the impact of foreign currency exchange rate movements on our results of operations and cash flows. All foreign currency contracts are executed with creditworthy banks and are denominated in U.K. pound sterling. The duration of foreign currency contracts is two years or less. We do not use foreign currency contracts for speculative or trading purposes. We account for the foreign currency contracts as cash flow hedges when they qualify for such treatment. The following table provides information about our foreign currency contracts outstanding at December 31, 2009:

(Dollars in millions)

Maturity	Notional Amount(1)	Weighted- Average Contract Rate	Weighted- Average Market Rate	Fair Value of Net Liability	Impact on Fair Value of 10% Increase In Market Rate
2010	$218.7	1.855	1.614	$(28.0)	$19.0
2011	0.3	1.886	1.612	(0.0)	0.1

	$219.0			$(28.0)	$19.1

(1)	Notional amounts are stated in U.S. dollar equivalents at the contract rate.

For more information about our foreign currency contracts, see Note 11 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest Rate Risk

We have substantial indebtedness, including both fixed and variable rate debt obligations, and are subject to interest rate risk on our variable rate debt obligations, which primarily relate to amounts outstanding under our senior secured credit facilities. Our outstanding debt obligations at December 31, 2009 were as follows:

(Dollars in millions)	Amount Outstanding	Weighted- Average Interest Rate
Fixed-rate debt(1)	$1,251.7	7.31%
Variable-rate debt	1,112.5	3.75%

Total debt	$2,364.2

(1)	Includes effect of interest rate swaps.

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

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. For more information about our outstanding debt obligations and interest rate swap, see Notes 13 and 11, respectively, to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We entered into an additional interest rate swap agreement in June 2009. The additional swap has a notional amount of $300.0 million and matures on June 30, 2011.

Assuming the debt levels that existed at December 31, 2009, a hypothetical 100 basis point increase in the weighted-average interest rate of our variable-rate debt would increase our 2010 projected interest expense by $10.5 million.

Credit Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Generally, our primary credit risk exposure results from our use of derivative financial instruments. As of December 31, 2009, we had no derivative assets. As of December 31, 2009, our derivative counterparties had S&P credit ratings of A.

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

Hawker Beechcraft Acquisition Company, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

In our opinion, the accompanying Consolidated Statements of Financial Position of Hawker Beechcraft Acquisition Company, LLC (the “Company”) and its subsidiaries at December 31, 2009 and 2008 and the related Consolidated Statements of Operations, of Equity and Comprehensive Income (Loss), and of Cash Flows for the years ended December 31, 2009 and 2008, and the period from March 26, 2007 to December 31, 2007, present fairly, in all material respects, the financial position of Hawker Beechcraft Acquisition Company, LLC and its subsidiaries at December 31, 2009 and 2008 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2009 and the period from March 26, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On March, 26, 2007, Hawker Beechcraft, Inc. acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC and substantially all of the assets of Raytheon Aircraft Services Limited. The “Predecessor” consolidated financial statements included in this report represent the historical Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the three-month period ended March 25, 2007. Predecessor financial statements do not give effect to the acquisition.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

February 25, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

(formerly Raytheon Aircraft Acquisition Company, LLC)

We have audited the accompanying Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the period January 1, 2007 through March 25, 2007 of Raytheon Aircraft (the “Company”) and its subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Financial Position

(In millions)

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$568.8	$377.6
Accounts and notes receivable, net	126.4	103.0
Unbilled revenue	38.8	35.9
Inventories, net	1,298.9	1,782.3
Current deferred income tax asset, net	25.1	—
Prepaid expenses and other current assets	19.0	32.5

Total current assets	2,077.0	2,331.3

Property, plant and equipment, net	549.8	641.8
Goodwill	259.5	599.6
Intangible assets, net	809.6	1,049.5
Other assets, net	51.9	65.4

Total assets	$3,747.8	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable, revolver, and current portion of long-term debt	$310.2	$126.6
Advance payments and billings in excess of costs incurred	328.4	507.4
Accounts payable	215.2	404.3
Accrued salaries and wages	47.6	56.6
Current deferred income tax liability, net	—	19.4
Accrued interest payable	15.0	25.9
Other accrued expenses	231.0	272.6

Total current liabilities	1,147.4	1,412.8

Long-term debt	2,054.0	2,364.2
Accrued pension benefits	296.3	310.8
Other long-term liabilities	92.3	140.1
Non-current deferred income tax liability, net	35.6	24.4

Total liabilities	3,625.6	4,252.3

Equity
Paid-in capital	1,000.1	996.8
Accumulated other comprehensive loss	(274.1)	(409.3)
Retained deficit	(607.7)	(156.4)

Total equity attributable to parent company	118.3	431.1

Non-Controlling Interest	3.9	4.2

Total equity	122.2	435.3

Total liabilities and equity	$3,747.8	$4,687.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Operations

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Sales:
Aircraft and parts	$3,034.3	$3,319.3	$2,616.7	$603.9
Services	164.2	227.2	176.7	46.4
Sales to related parties	—	—	—	20.5

Total sales	3,198.5	3,546.5	2,793.4	670.8

Cost of sales:
Aircraft and parts	2,894.3	2,824.9	2,214.4	494.7
Services	142.3	192.0	155.2	43.4
Sales to related parties	—	—	—	20.5

Total cost of sales	3,036.6	3,016.9	2,369.6	558.6

Gross profit	161.9	529.6	423.8	112.2

Restructuring, net	34.1	—	—	—
Definite-lived intangible asset impairment	74.5	—	—	—
Goodwill and indefinite-lived intangible asset impairment	448.3	—	—	—
Selling, general and administrative expenses	209.7	279.1	205.4	59.5
Research and development expenses	107.3	110.2	70.1	21.3

Operating (loss) income	(712.0)	140.3	148.3	31.4

Intercompany interest expense, net	—	—	—	15.8
Interest expense	154.6	205.9	158.6	—
Interest income	(1.2)	(8.5)	(6.3)	(0.9)
Gain on debt repurchase, net	(352.1)	—	—	—
Other (income), loss net	(1.3)	(2.4)	1.0	(0.1)

Non-operating (income) expense, net	(200.0)	195.0	153.3	14.8

(Loss) income before taxes	(512.0)	(54.7)	(5.0)	16.6

(Benefit from) provision for income taxes	(60.7)	102.5	(5.8)	6.4

Net (loss) income	(451.3)	(157.2)	0.8	10.2

Net income attributable to non-controlling interest	0.3	1.4	0.7	0.2

Net loss attributable to parent company	$(451.6)	$(158.6)	$0.1	$10.0

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In millions)

For the Period January 1, 2007 - March 25, 2007 (Predecessor)

	Raytheon’s Net Investment	Accumulated Other Comprehensive (Loss)	Non-Controlling Interest	Total Invested Equity	Total Comprehensive Income	Total Comprehensive Income Attributable to Non- Controlling Interest
Balance at January 1, 2007	1,330.0	(85.9)	$2.0	1,246.1
Net transfers from Raytheon	117.4			117.4
Stock-based compensation	1.2			1.2
Net income	10.0		0.2	10.2	$10.0	$0.2
Other comprehensive income (loss):
Amortization of pension and other benefits, net of tax of $(3.0)		5.5		5.5	5.5
Unrealized loss on cash flow hedges, net of tax of $0.6		(1.1)		(1.1)	(1.1)
Foreign currency translation adjustments, net of tax of $0.9		(1.7)		(1.7)	(1.7)
Unrealized loss on investments, net of tax of $0.1		(0.3)		(0.3)	(0.3)

Total comprehensive income					$12.4	$0.2

Balance at March 25, 2007	$1,458.6	$(83.5)	$2.2	$1,377.3

For the Period March 26, 2007 – December 31, 2009 (Successor)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity	Total Comprehensive Income (Loss) Attributable to Parent	Total Comprehensive Income Attributable to Non- Controlling Interest
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$2.1	$—	$2.1	$980.9
Stock-based compensation	12.5				12.5
Net income		0.1		0.7	0.8	$0.1	$0.7
Other comprehensive income (loss):
Net gain on pension and other benefits, net of tax of $(17.7)			27.0		27.0	27.0
Unrealized loss on cash flow hedges, net of tax of $8.0			(12.3)		(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)		(0.3)	(0.3)

Total comprehensive income						$14.5	$0.7

Balance at December 31, 2007	$989.2	$2.2	$14.4	$2.8	$1,008.6
Stock-based compensation	7.6				7.6
Net (loss) income		(158.6)		1.4	(157.2)	$(158.6)	$1.4
Other comprehensive income (loss):
Net loss on pension and other benefits, net of tax of $1.7			(276.1)		(276.1)	(276.1)
Prior service cost, net of tax of $(1.8)			(28.4)		(28.4)	(28.4)
Unrealized loss on cash flow hedges, net of tax of $(1.0)			(114.2)		(114.2)	(114.2)
Foreign currency translation adjustments, net of tax of $1.2			(5.0)		(5.0)	(5.0)

Total comprehensive loss						$(582.3)	$1.4

Balance at December 31, 2008	$996.8	$(156.4)	$(409.3)	$4.2	$435.3
Stock-based compensation	3.3				3.3
Dividends (declared) received		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Other comprehensive income:
Realized prior service cost due to curtailment			5.5		5.5	—
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	—
Reclassification of unrealized losses due to maturities, net of tax of $(1.0)			29.7		29.7	—
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Total comprehensive loss						$(390.7)	0.3

Balance at December 31, 2009	$1,000.1	$(607.7)	$(274.1)	$3.9	$122.2

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Cash Flows

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Cash flows from operating activities:
Net (loss) income	$(451.3)	$(157.2)	$0.8	$10.2
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	91.0	85.6	60.5	18.7
Amortization of intangible assets	62.2	73.3	54.7	3.2
Amortization of debt issuance costs	12.6	9.6	7.2	—
Amortization of original issue discount	0.5	—	—	—
Amortization of deferred compensation	0.3	4.0	6.6	—
Stock-based compensation	3.3	7.6	12.5	1.2
Change in deferred income taxes	(34.0)	101.1	(6.0)	(10.3)
Loss (gain) on sale of property, plant and equipment	—	0.9	—	—
Gain on repurchase of long-term debt, net of write-off of debt issuance costs	(352.1)	—	—	—
Inventory impairments	70.7	—	—	—
Definite-lived asset impairment	95.9	—	—	—
Goodwill and other indefinite-lived intangible impairment charges	448.3	—	—	—
Pension curtailment	5.5	—	—	—
Non-cash interest expense	20.2	—	—	—

Changes in assets and liabilities:
Accounts receivable, net	(23.4)	(23.1)	10.1	8.6
Unbilled revenue, advanced payments and billings in excess of costs incurred	(181.9)	(45.6)	205.4	(81.0)
Inventories, net	583.0	(280.0)	131.4	(87.9)
Prepaid expenses and other current assets	10.5	7.5	(7.6)	33.2
Accounts payable	(189.1)	80.7	(25.1)	(6.7)
Accrued salaries and wages	(9.0)	(3.9)	26.2	0.3
Other accrued expenses	(54.5)	113.9	31.3	(15.9)
Pension and other changes, net	67.9	(36.2)	31.9	3.5
Income taxes payable	0.5	(7.6)	(1.1)	—
Origination of financing receivables	—	—	—	(20.6)
Collection of financing receivables not sold	—	0.4	40.4	36.2

Net cash provided by (used in) operating activities	177.1	(69.0)	579.2	(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(51.0)	(70.2)	(61.3)	(26.2)
Additions to computer software	(3.5)	(4.7)	(5.1)	(1.1)
Proceeds from sale of fuel and line operations, net	—	123.6	—	—
Proceeds from sale of property, plant and equipment	1.2	1.4	0.1	—
Proceeds from sale of product line	—	—	2.5
Acquisition of business, net of cash acquired	—	—	(3,216.5)	—

Net cash (used in) provided by investing activities	(53.3)	50.1	(3,280.3)	(27.3)

Cash flows from financing activities:
Payment of notes payable	(202.2)	(157.3)	(24.4)
Payment of term loan	(13.5)	(13.0)	(9.7)	—
Equity contributions	—	—	976.7	—
Issuance of long-term debt	188.0	—	2,400.0	—
Debt issuance costs	(7.6)	—	(72.0)	—
Utilization of revolving credit facility	235.0	—	—	—
Proceeds from IRB funding	4.4	—	—	—
Debt repurchase	(136.7)	—	—	—
Net transfers from Raytheon	—	—	—	117.4

Net cash provided by (used in) financing activities	67.4	(170.3)	3,270.6	117.4

Effect of exchange rates on cash and cash equivalents	—	(2.7)	—	—
Net increase (decrease) in cash and cash equivalents	191.2	(191.9)	569.5	(17.2)
Cash and cash equivalents at beginning of period	377.6	569.5	—	25.9

Cash and cash equivalents at end of period	$568.8	$377.6	$569.5	8.7

Supplemental Disclosures:
Cash paid for interest	$133.8	$189.1	$128.4	$—
Cash paid (received) for income taxes	(0.5)	7.6	1.1	—
Net non-cash transfers (from) to property, plant and equipment	(21.5)	14.5	(29.8)	—
Inventories acquired through issuance of notes	148.9	214.3	81.1	—

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The Acquisition was completed on March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft. The accompanying consolidated financial statements include the accounts of HBAC and its subsidiaries subsequent to the Acquisition.

The terms “we,” “our,” “us” or the “Company” refer to HBAC for Successor periods and RA for Predecessor periods.

Successor

The accompanying consolidated financial statements for the Successor periods (as of and for the two years ended December 31, 2009 and 2008 and as of and for the nine months ended December 31, 2007) consist of the accounts of HBAC and its subsidiaries subsequent to the Acquisition. The consolidated financial statements of the Successor reflect the Acquisition under the purchase method of accounting in accordance with generally accepted accounting principles in the United States of America.

Predecessor

The accompanying consolidated financial statements for the Predecessor periods (as of and for the three months ended March 25, 2007) consist of the accounts of RA prior to the Acquisition and include allocations of certain Raytheon corporate expenses, including legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other Raytheon corporate and infrastructure costs. The expense and cost allocations were determined on bases that were considered reasonable by RA management in order to reflect the utilization of services provided or the benefit received by RA during the periods presented. The consolidated financial statements included herein do not necessarily reflect the results of operations, financial position, changes in owner’s net investment and cash flows of HBAC in the future or what RA’s financial condition or results of operations would have been had it operated as a separate, stand-alone entity during the periods presented.

Certain reclassifications have been made to the prior period financial statements and notes to conform to the current period presentation.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Revenue Recognition. For the majority of our aircraft sales, we use the units-of-delivery method to measure progress towards completion. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin. Under this method, revenue is recognized when title to an airworthy aircraft is transferred to the customer.

For aircraft sales under certain long-term contracts, we use the cost-to-cost method to measure progress towards completion. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

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

Research and Development. The Company performs research and development activities related to the development of new products and the improvement of existing products. Expenditures for research and development projects sponsored by the Company are expensed as incurred. Reimbursement of research and development costs under cost-sharing arrangements with vendors is recorded as a reduction to expense in accordance with GAAP.

Shipping and Handling Costs. Shipping and handling costs are included in cost of sales.

Income Taxes. Income taxes are accounted for in accordance with GAAP. Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized.

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

RA was included in Raytheon’s consolidated U.S. federal and state tax returns. The provision for income taxes was determined on a separate return basis. Under this method, RA was assumed to file a separate return from Raytheon reporting its taxable income or loss and paying applicable tax based on its separate taxable income and associated tax attributes. Under the tax sharing agreement with Raytheon, RA did not reimburse Raytheon for its share of the consolidated tax liabilities.

In July 2006, the Financial Accounting Standards Board (FASB) issued guidance which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. HBAC adopted these provisions as of March 26, 2007. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. See Note 14 for additional information about income taxes and their impact on the consolidated financial statements.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less. We aggregate our cash balances by bank and reclassify any book overdrafts to accounts payable.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables and collateral, to the extent applicable. The allowance for doubtful accounts was $4.1 million and $3.9 million at December 31, 2009 and 2008, respectively.

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

Provisions for depreciation are computed using the straight-line method. Depreciation provisions are based on estimated useful lives as follows:

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. Intangible assets with definite lives consist of certain trade names and trademarks, order backlog, customer relationships, technological knowledge and computer software and are amortized on a straight-line basis over their estimated useful life. The weighted average amortization periods assigned to definite-lived intangible assets are: 3 years for order backlog, 5 years for computer software, 10 years for trademarks and trade names with definite lives, 15 years for technological knowledge and 17 years for customer relationships. Intangible assets with indefinite lives include certain trademarks and trade names and are not amortized.

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

See additional disclosure of these analyses in Note 9 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the year ended December 31, 2009.

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

See additional disclosure of these analyses in Note 10 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the year ended December 31, 2009.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and notes payable approximates fair value due to the short maturities of these instruments. See Note 6 for information about the fair value of our financial instruments.

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

When allowed, we designate our derivative instruments as cash flow hedges. At inception, we document the hedging relationship, as well as our risk-management objective and strategy for undertaking the hedging transaction. We assess, at hedge inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivative instruments are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative instruments is recorded in other comprehensive loss, and any ineffective portion is recorded in earnings. At maturity, amounts in accumulated other comprehensive loss are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Occasionally, we may hold foreign currency forward contracts for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, changes in fair value are recorded in earnings immediately. For all derivative instruments, the gain or loss recorded in earnings is included in cost of sales for foreign currency contracts and interest expense for interest rate swaps. The cash flows related to all derivative instruments are reported as operating activities in the statement of cash flows. For more information about our derivative instruments and hedging activities, see Note 11.

Stock-Based Compensation. Employee stock-based compensation, which is described more fully in Note 16, is accounted for in accordance with GAAP. Our primary types of stock-based compensation include employee stock options and restricted stock. Fair value is determined at the date of grant and is recorded as compensation expense over the requisite service period.

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

We recognize the overfunded or underfunded status of our defined benefit pension and postretirement benefits plans on the statement of financial position with a corresponding adjustment to accumulated other comprehensive loss. Actuarial gains and losses that are not immediately recognized as net periodic benefit cost are recognized as a component of other comprehensive loss and amortized into net periodic benefit cost in future periods. For more information about our pension and other postretirement benefits, see Note 15.

Foreign Currency Translation. The functional currency of certain foreign subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss.

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

In December 2007, the FASB issued a new accounting standard to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. Additionally, this statement requires net income from noncontrolling interests to be shown separately on the consolidated income statements. This change resulted in a $4.2 million reclassification from other current liabilities to equity on the December 2008 consolidated balance sheet. These interests are primarily related to investment in a shared service facility in Toluca, Mexico.

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

Notes to Consolidated Financial Statements

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

In September 2009, the FASB provided guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. This guidance defines the objectives of the disclosures as providing users of the financial statements with an understanding of how investment allocation decisions are made, pertinent factors of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in the plan assets for the period, and significant concentrations of credit risk within plan assets. In accomplishing these objectives, expanded disclosures related to pension and other post-retirement benefit plans are made beginning for fiscal periods ending after December 15, 2009. There was no significant impact on the Company upon adoption of this standard.

In October 2009, new accounting standards were issued in the Accounting Standards Codification (ASC) subtopic on Revenue Recognition-Multiple-Element Arrangements. The standards enable Companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards are effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

In January 2010, the FASB issued new standards in the ASC topic on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements, The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company is currently evaluating the impact these standards will have on its financial statements.

Other new pronouncements issued but not effective until after December 31, 2009 are not expected to have a material effect on our financial position, results of operations or cash flows.

4.	Sale of Fuel and Line Operations

During the year ended December 31, 2008, we sold our wholly-owned fuel and line operations to BBA Aviation plc for gross cash proceeds of $128.5 million. The transaction included fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. We retained our factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico were not affected. Sales recorded for the fuel and line operations, which are included in the Customer Support segment, were $48.5 million for our period of ownership during the year ended December 31, 2008. Sales for the fuel and line operations were $56.5 million for the nine months ended December 31, 2007. We recorded an immaterial loss on the sale of the fuel and line operations. The fuel and line operations did not qualify as a discontinued operation.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

5.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 31, 2009			December 31, 2008
(In millions)	Gross Amount	Tax Benefit (Liability)	Net	Gross Amount	Tax Benefit (Liability)	Net
Net gain (loss) on pension and other benefits	$(181.9)	$(32.2)	$(214.1)	$(233.1)	$(16.0)	$(249.1)
Prior service cost	(18.9)	(0.2)	(19.1)	(26.6)	(1.8)	(28.4)
Unrealized loss on cash flow hedges	(27.8)	(8.5)	(36.3)	(133.5)	7.0	(126.5)
Foreign currency translation	(5.2)	0.6	(4.6)	(6.5)	1.2	(5.3)

Total	$(233.8)	$(40.3)	$(274.1)	$(399.7)	$(9.6)	$(409.3)

In the fourth quarter of 2008, the Company recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $296.9 million, of which $156.5 million related to deferred tax assets included in accumulated other comprehensive loss. In 2009, we recorded income tax expense of $28.8 million in other comprehensive loss, with a corresponding income tax benefit in the statement of operations, as a result of applying the intraperiod tax allocation rules. Also during the year, we released $1.9 million of tax benefit lodged in other comprehensive loss as a consequence of establishing the valuation allowance. This tax benefit related to foreign currency forward contracts that matured in 2009.

6.	Fair Value Measurements

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

We also use derivatives to manage foreign currency risk and interest rate risk for non-trading purposes. We carry the instruments at fair value on our balance sheet. The derivatives section below details our derivatives and fair values as at December 31, 2009. The fair values are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in income or accumulated other comprehensible income, depending upon the designation of the derivative as a cash flow hedge.

We carry our long-term debt at amortized cost. The table below details the long-term debt and fair values as of December 31, 2009 and December 31, 2008. The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009			December 31, 2008
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$559.7	$—	$—	$342.6	$—	$—
Foreign currency forward contracts	—	—	—	—	0.7

Total	$559.7	$—	$—	$342.6	$0.7	$—

Liabilities
Foreign currency forward contracts	$—	$(28.0)	$—	$—	$(129.1)	$—
Interest rate swaps	—	(20.9)	—	—	(26.3)	—

Total	$—	$(48.9)	$—	$—	$(155.4)	$—

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in our statement of financial position as follows:

	December 31, 2009		December 31, 2008
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$—	$—	$0.7	$—
Other accrued expenses-current	(28.0)	—	(89.9)	—
Other long-term liabilities	(0.0)	(20.9)	(39.2)	(26.3)

Net derivative liability	$(28.0)	$(20.9)	$(128.4)	$(26.3)

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

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	December 31, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,264.3	$938.7	$1,277.2	$625.9
Incremental secured term loan due 2014	188.0	184.2	—	—
Senior fixed rate notes	182.9	128.7	400.0	167.0
Senior PIK-election notes	288.7	176.1	400.0	135.0
Senior subordinated notes	145.1	92.9	300.0	77.3

	$2,069.0	$1,520.6	$2,377.2	$1,005.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis:

	December 31, 2009
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses
Goodwill	$—	$—	$—	$—	$(340.1)
Indefinite-lived intangible assets	352.8	—	—	352.8	(108.2)
Definite-lived assets held for use	603.0	—	—	603.0	(73.0)

	$955.8	$—	$—	$955.8

The losses shown in the table above reflect impairment charges recorded during the year ended December 31, 2009. Refer to Note 9, “Goodwill and Intangibles” for further information.

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

Activity related to commercial aircraft and part warranty provisions, essentially all of which is recorded in other long-term liabilities on the balance sheet, was as follows:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Beginning balance	$67.3	$60.8	$48.1	$57.5
Accrual for aircraft and part deliveries	27.2	31.3	29.6	8.1
Reversals related to prior period deliveries	(3.2)	(7.2)	(0.9)	(9.7)
Warranty services provided	(23.4)	(17.6)	(16.0)	(4.2)

Ending balance	$67.9	$67.3	$60.8	$51.7

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

8.	Inventories, net

Inventories consisted of the following:

(In millions)	December 31, 2009	December 31, 2008
Finished goods	$157.4	$254.3
Work in process	811.2	1,038.0
Materials and purchased parts	330.3	490.0

Total	$1,298.9	$1,782.3

Net non-cash transfers of $21.5 million and $14.5 million for the years ended December 31, 2009 and December 31. 2008,

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

respectively, were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from (to) property, plant and equipment to inventory. In connection with our interim assessment of goodwill and indefinite-lived intangible assets discussed more fully in Note 9, we reviewed the valuation of certain inventory during the third quarter of 2009 and recorded non-cash charges totaling $70.7 million to reduce inventory to net realizable value. These charges were excluded from changes in inventories in the statement of cash flows.

9.	Goodwill and Intangibles

We test goodwill for impairment at least annually during the fourth quarter of each calendar year. However, certain factors may result in the need to perform an impairment test more frequently. Based on global economic conditions and the company’s updated expectation of the timing of a business and general aviation market recovery, we concluded in the third quarter of 2009 that it was more likely than not that the fair value of one of our business segments had been reduced below its carrying value. Accordingly, we performed an interim review of the value of our goodwill and indefinite-lived intangible assets as of September 27, 2009 and updated the analysis during the fourth quarter of 2009.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the valuation methodologies we used to derive the fair value of the reporting segments:

•

Income Approach: To determine fair value, we discounted the expected cash flows of the reporting units. We calculated expected cash flows using annual revenue growth rate of approximately 3% for B&GA, 3% for Trainer, and 4% for Customer Support. We used a discount rate of 13.5% for Business and General Aviation, 10.0% for Trainer, and 12.0% for the Customer Support segment, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: We used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue multiples below the median for our comparable companies.

•	Transaction-Based Approach: We assessed EBITDA multiples realized in actual purchase transactions of comparable companies and applied multiples to the low end of the range of comparable transactions.

Equal weightings were assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. The first step of our interim impairment analysis indicated that the fair value of each of the Company’s Trainer and Customer Support reporting units exceeded their carrying values; The fair value of the Trainer and Customer Support reporting units exceeded their carrying amounts by 35.4% and 92.0%, respectively. Changes in assumptions plus or minus 10% would not require a goodwill impairment charge for the Trainer and Customer Support reporting units. The Company’s Business and General Aviation reporting unit, however, had a fair value less than its carrying value. Accordingly, we performed the second step analysis as described in our summary of significant accounting policies footnote.

As a result of our analysis, we concluded that the implied fair value of the goodwill of our Business and General Aviation segment was zero. Accordingly, we recorded an impairment charge of $340.1 million during the year ended December 31, 2009 to reduce the carrying value to zero. The primary cause of the goodwill impairment was the overall decline in the market value of the segment as a result of the adverse global economic conditions and our expectations as to the timing of a recovery in the business and general aviation market.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Changes in the net carrying amount of goodwill for the periods shown, by reportable segment, are as follows:

Goodwill by Segment:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Beginning balance at March 26, 2007	$355.5	$222.0	$140.6	$718.1
Sale of product line	(2.1)	—	—	(2.1)

Balance at December 31, 2007	$353.4	$222.0	$140.6	$716.0
Purchase price allocation adjustments	(13.3)	—	4.2	(9.1)
Sale of fuel and line operations	—	—	(107.3)	(107.3)
Balance at December 31, 2008	$340.1	$222.0	$37.5	$599.6
Goodwill	$340.1	$222.0	$37.5	$599.6
Accumulated impairment losses	—	—	—	—

	340.1	222.0	37.5	599.6

Goodwill acquired during the year	—	—	—	—
Impairment losses recognized during the period	(340.1)	—	—	(340.1)

Balance at December 31, 2009	$—	$222.0	$37.5	$259.5

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

Indefinite-Lived Intangible Assets:

As part of the goodwill impairment test discussed above, the Company performed an assessment of the fair value of our indefinite-lived intangible assets and recorded non-cash impairment charges of $107.8 million related to the “Hawker” trade name and $0.4 million related to the “Bonanza” trade name to reduce the carrying values to fair value. The impairment was caused by a decrease in the expected cash flows from the underlying products as a result of the depressed business and general aviation market and resulting reduced production volumes and downward pricing pressure. After the impairment charges, the carrying values for the “Hawker” and “Bonanza” trade names were $196.2 million and $1.6 million, respectively. Consistent with our policy regarding impairment testing, these values will be evaluated at least annually. Worsening or elongated depressed demand in the business and general aviation market could result in additional impairment charges. The fair values of the Beechcraft, King Air, and Baron trade names exceeded their carrying values by 11%, 39%, and 61%, respectively. A change in the underlying assumptions plus or minus 10% would not result in impairment charges for those trade names.

Changes in the net carrying amount of indefinite-lived intangible assets for the periods shown, by reportable segment, are as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Balance at January 1, 2009
Trademarks / trade names - indefinite lives	$461.0	$—	$—	$461.0
Accumulated impairment losses	—	—	—	—

	461.0	—	—	461.0
Intangibles acquired during the year	—	—	—
Impairment losses recognized during the period	(108.2)	—	—	(108.2)

Balance at December 31, 2009	$352.8	$—	$—	$352.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Definite-Lived Intangible Assets

We also performed an analysis of the potential impairment lives of our identifiable intangible assets and recorded impairment charges totaling $73.0 million to reduce the carrying value of certain assets to their fair values. The primary reason for the impairment was a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures.

Changes in the net carrying amount of definite-lived intangible assets for the period shown are as follows:

(In millions)	Definite-Lived Intangibles, gross January 1, 2009	Accumulated Amortization as of January 1, 2009	Intangibles Acquired During the Period	Impairment Losses During the Period	Amortization During the Period	Definite-Lived Intangibles, net December 31, 2009	Accumulated Impairment Losses
Technological knowledge	$380.0	$(45.7)	$—	$(70.7)	$(24.6)	$239.0	$(70.7)
Customer relationships	228.0	(25.2)	—	—	(14.4)	188.4	—
Computer software	40.5	(12.5)	3.5	—	(7.8)	23.7	—
Order backlog	62.0	(43.5)	—	(1.0)	(14.9)	2.6	(1.0)
Trademarks / trade names - definite lives	6.0	(1.1)	—	(1.3)	(0.5)	3.1	(1.3)

	$716.5	$(128.0)	$3.5	$(73.0)	$(62.2)	$456.8	$(73.0)

Amortization expense was $62.2 million and $73.3 million for the years ended December 31, 2009 and December 31, 2008, respectively, $54.7 million for the nine months ended December 31, 2007, and $3.2 million for the three months ended March 27, 2007. Amortization expense is expected to approximate $53.8 million, $39.4 million, $36.7 million, $36.0 million, and $35.7 million for the years ending 2010 through 2014, respectively.

10.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

(In millions)	December 31, 2009	December 31, 2008
Land	$29.5	$29.5
Buildings and leasehold improvements	160.5	149.8
Aircraft and autos	40.9	59.0
Furniture, fixtures and office equipment	5.5	4.7
Tooling	397.5	389.3
Machinery and equipment	106.8	101.7
Construction in process	29.7	44.9

	$770.4	$778.9
Less accumulated depreciation	220.6	137.1

Property, plant and equipment, net	$549.8	$641.8

Depreciation expense was $91.0 million and $85.6 million for the years ended December 31, 2009 and December 31, 2008, respectively, $60.5 million for the nine months ended December 31, 2007, and $18.7 million for the three months ended March 25, 2007.

In conjunction with the impairment testing of our goodwill and indefinite-lived intangible assets discussed above, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable equipment. The analysis and re-assessment resulted in an impairment charge of $22.9 million, of which $21.4 million is in cost of sales and $1.5 million is in operating expense, due to a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Changes in the net carrying amount of property, plant and equipment for the period shown are as follows:

(In millions)	PP&E, gross January 1, 2009	Accumulated Depreciation as of January 1, 2009	Assets Acquired/ Disposed/ Transferred During the Period	Impairment Losses During the Period	Depreciation During the Period	PP&E, net December 31, 2009	Accumulated Impairment Losses
Balance at January 1, 2009
Land	$29.5	$—	$—	$—	$—	$29.5	$—
Buildings and leasehold improvements	149.8	(15.5)	12.5	(1.5)	(10.3)	135.0	(1.5)
Aircraft and autos	59.0	(9.4)	(12.4)	—	(8.3)	28.9	—
Furniture, fixtures and office equipment	4.7	(1.6)	0.8	—	(1.1)	2.8	—
Tooling	389.3	(82.2)	30.8	(21.4)	(53.8)	262.7	(21.4)
Machinery and equipment	101.7	(28.4)	5.3	—	(17.5)	61.1	—
Construction in process	44.9	—	(15.1)	—	—	29.8	—

	$778.9	$(137.1)	$21.9	$(22.9)	$(91.0)	$549.8	$(22.9)

11.	Derivatives and Hedging Activities

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted U.K. pound sterling inventory purchases. Notional amounts outstanding at December 31, 2009 and December 31, 2008 based on contract rates were $219.0 million and $599.1 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at December 31, 2009 extend through January 2011. For the year ended December 31, 2009, the net loss recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated or de-designated was $26.5 million. For the year ended December 31, 2008, a net loss of $0.3 million was recognized in earnings due to hedge ineffectiveness, and a net loss of $0.6 million was recognized for foreign currency contracts not designated in a hedging relationship. For the nine months ended December 31, 2007 and the three months ended March 25, 2007, respectively, the net gain or loss recognized in earnings due to ineffectiveness was immaterial, and the net gain or loss recognized in earnings for foreign currency contracts not designated in a hedging relationship was also immaterial. At December 31, 2009, approximately $13.7 million of net losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

As a result of depressed demand in the business and general aviation market, we have reduced production rates and, as a result, reduced purchase volumes including previously forecast U.K. pound sterling inventory purchases. As a result, we discontinued cash flow hedge accounting for foreign currency forward contracts when the underlying inventory purchase transactions are no longer probable. The impact of the discontinuation of cash flow hedge accounting is included in the net losses discussed above. We may purchase offsetting foreign currency forward contracts as market conditions allow. We will continue to record the change in fair value of these foreign currency forward contracts in earnings until our position can be terminated.

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

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the de-designated hedge is being amortized over the life of the debt. We entered into an additional interest rate swap agreement in June 2009 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap is $300.0 million and matures on June 30, 2011. The rate of the swap is 1.58%.

For the years ended December 31, 2009 and December 31, 2008, we reclassified a loss of $5.6 million and $6.9 million, respectively, from accumulated other comprehensive loss into interest expense related to the de-designation of the original hedging relationship. For the years ended December 31, 2009 and December 31, 2008, no ineffectiveness was recognized for the new hedging relationship. At December 31, 2009, a loss of approximately $2.8 million is expected to be reclassified from accumulated other comprehensive loss into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

The following tables disclose the effects derivative instruments have on our statements of financial position, operations, and cash flows:

	December 31, 2009
(In millions)	Statement of Financial Position Location	Fair Value
Derivatives designated as hedging instruments

Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$18.1
Foreign exchange contracts, current	Other accrued expenses	13.1
Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	0.0

Total derivatives designated as hedging instruments		$31.2

Derivatives not designated as hedging instruments
Foreign exchange contracts, current	Other accrued expenses	$14.9

Interest rate contracts	Accrued retiree benefits and other long-term liabilities	2.8

Total derivatives not designated as hedging instruments		$17.7

Total derivatives		$48.9

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

		Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under	Location of Gain/(Loss) Recognized in Income on Derivative	Year ended December 31, 2009
Interest rate contracts	Interest expense, net	$(5.6)
Foreign exchange contracts	Cost of sales	$(26.5)

Total		$(32.1)

	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Year ended December 31, 2009		Year ended December 31, 2009		Year ended December 31, 2009
Interest rate contracts	$9.5	Interest expense, net	$—	Interest expense, net	$—
Foreign exchange contracts	26.8	Cost of sales	(29.7)	Cost of sales	—

Total	$36.3		$(29.7)		$—

12.	Restructuring

During the year ended December 31, 2009, we undertook several restructuring actions in response to reduced aircraft production rates due to weakening in the global economy and decreased demand in the business and general aviation industry. During the years ended December 31, 2009 and December 31, 2008, we recorded pre-tax charges of $34.1 million and $1.0 million, respectively, related to restructuring costs, costs to exit facilities, and related items, net, on our Consolidated Statements of Operations, as follows:

•	Workforce Reduction. A $29.0 million charge related to our decision to reduce staffing; and

•	Exit and Other Consolidation Activities. A $3.8 million charge related to the exit from a leased facility; and a $1.3 million charge for other consolidation activities.

The following table shows pre-tax charges by segment :

(In millions)	Year Ended December 31, 2009
Business and General Aviation	$32.3
Trainer Aircraft	1.0
Customer Support	0.8

Total	$34.1

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The following table shows changes in our restructuring and other reserve balances:

	Facilities and Other Consolidation Costs	Severance and Related Costs	Total
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2009
Beginning balance	$—	$0.2	$0.2
Accruals	5.1	29.0	34.1
Payments	(4.2)	(27.4)	(31.6)

Ending balance	$0.9	$1.8	$2.7

The facilities and other consolidation costs represent costs related primarily to future lease payments for facility closures.

13.	Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	December 31, 2009	December 31, 2008
Short-term debt:
Notes payable	$60.2	$113.6
Revolving Credit Facility	235.0	—
Current portion of long-term debt	15.0	13.0

Total short-term debt	$310.2	$126.6

Senior secured term loan due 2014	$1,264.3	$1,277.2
Incremental secured term loan due 2014	188.0	$—
Senior fixed rate notes due 2015	182.9	400.0
Senior PIK-election notes due 2015	288.7	400.0
Senior subordinated notes due 2017	145.1	300.0

Long-term debt	2,069.0	2,377.2
Less current portion	15.0	13.0

Long-term debt, net of current portion	2,054.0	2,364.2

Total Indebtedness	$2,364.2	$2,490.8

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods, and we pay the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. The weighted-average interest rate for the notes payable outstanding at December 31, 2009 and 2008, was 5.50% and 3.62%, respectively. The Company treats the issuance of these notes payable as a non-cash financing transaction and issued $148.9 million and $214.3 million of notes during the years ended December 31, 2009 and December 31, 2008, respectively.

In March 2007, in connection with the Acquisition, we executed a $1,810.0 million credit agreement that included a $1,300.0 million secured term loan, a $400.0 million secured revolving credit facility and a $110.0 million synthetic letter of credit facility. In

March 2008, we reduced the synthetic letter of credit facility to $75.0 million. At December 31, 2009, we had issued letters of credit totaling $57.3 million under the synthetic facility.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures.

Also in March 2007, in connection with the Acquisition, HBAC issued $1,100.0 million of notes, including $400.0 million of senior fixed rate notes due April 2015, $400.0 million of senior PIK-election notes due April 2015 and $300.0 million of senior subordinated notes due April 2017. In February 2008, HBAC exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 and do not bear restrictions on transferability mandated by the Securities Act of 1933 or certain penalties for failure to file a registration statement relating to the exchange. The notes are unsecured obligations and are guaranteed by certain current and future 100%-owned subsidiaries that guarantee HBAC’s obligations under the senior secured credit facilities. Interest on the notes is paid semi-annually on April 1 and October 1. The interest rate for the senior fixed rate notes and senior subordinated notes is 8.50% and 9.75%, respectively, and is payable in cash. HBAC may elect to pay interest on the senior PIK-election notes, at its option: entirely in cash, entirely by increasing the principal amount of the senior PIK-election notes (“PIK interest”), or 50% cash interest and 50% PIK interest. Cash interest will accrue at a rate of 8.875% per annum and PIK interest will accrue at a rate of 9.625% per annum. HBAC elects the form of interest payment with respect to each interest period prior to the beginning of the applicable interest period.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer resulted in the purchase of $274.5 million aggregate principal amount of our debt securities for $96.1 million in cash, realizing a net gain of $175.0 million after considering transaction fees, a $3.8 million charge to reduce the carrying value of deferred debt issuance cost for the portion of the notes purchased and an allocation of a portion of the cash settlement amount to the accrued but unpaid PIK interest which would have increased the principal balance of the Senior PIK-Election Notes had the underlying notes not been purchased. During the first quarter of 2009, we purchased $222.1 million of our outstanding notes for $41.0 million in cash, realizing a net gain of $177.1 million after considering a $4.0 million charge to reduce the carrying value of deferred debt issuance cost for the portion related to the notes purchased. We also paid $2.6 million in accrued but previously unpaid interest on the Senior Fixed Rate Notes and Senior Subordinated Notes purchased. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net cumulative gain of $352.1 million during the year ended December 31, 2009.

On November 6, 2009, we further amended our credit agreement (the “Second Amendment”). The Second Amendment provides that compliance with the maximum consolidated secured debt ratio test under the Credit Agreement is waived. The continuing effectiveness of this waiver is subject to the condition that we shall not have made a restricted payment pursuant to certain available restricted payment baskets under the Credit Agreement. If this condition fails to be satisfied, then the waiver of the consolidated secured debt ratio covenant will be revoked and we will be required to comply (and, with respect to the two most recently completed fiscal quarters as of the earliest date that such condition shall fail be satisfied, to have complied) with the maximum consolidated secured debt ratio test in the Credit Agreement.

The Second Amendment added a new minimum liquidity covenant which requires our unrestricted cash plus available commitments under our revolving credit facility, determined in each case as of the last day of such fiscal quarter, must be not less than $162.5 million.

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

The initial effectiveness of the Second Amendment was conditioned upon, among other items, our repayment of $125.0 million of our outstanding borrowings under the revolving credit facility and the permanent reduction of commitments under the revolving credit facility by $137.0 million (including amounts committed by Lehman Brothers). Following the reduction in commitments, the total availability under the revolving credit facility is $240.0 million after considering the expected reduction due to the Lehman Brothers bankruptcy discussed above.

On November 25, 2009, we entered into an Incremental Facility Supplement Agreement. Pursuant to the terms of the agreement, we were provided $200.0 million of new term loans (the “Series A New Term Loans”) under the incremental facilities provisions of the Credit Agreement. We paid a fee to the lenders on closing, in the form of an Original Issue Discount, equal to 6.0% of the agreement principal amount of the Series A New Term Loans. Capitalized deferred financing costs and original issue discount are being amortized over the term of the related debt using the effective interest method.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Subsequent to December 31, 2009, we fully repaid the $235.0 million of outstanding borrowings under the revolving credit facility.

Our financing arrangements contain a number of customary covenants and restrictions, and we were in compliance with these covenants as of December 31, 2009.

The minimum principal repayment requirements on long-term debt are as follows:

(In millions)
2010	$15.0
2011	15.0
2012	15.0
2013	15.0
2014	1,403.8
Thereafter	616.7

Total	$2,080.5

Original Issue Discount	11.5

Total, net	$2,069.0

14.	Income Taxes

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

The components of income (loss) before income taxes were:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
U.S.	$(517.5)	$(66.3)	$(9.6)	$18.5
Non-U.S.	5.5	11.6	4.6	(1.9)

Total	$(512.0)	$(54.7)	$(5.0)	$16.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The provision for income taxes differs from the U.S. statutory rate due to the following:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Meals and entertainment	(0.1)	(1.0)	(6.3)	0.5
Domestic manufacturing deduction	—	—	7.0	—
Research and development credit	0.8	4.5	39.3	(4.0)
State taxes net of federal benefit	1.3	12.4	39.6	3.4
ESOP dividend deduction benefit	—	—	—	(1.4)
Impairment of non-deductible goodwill	(4.1)	—	—	—
Non-deductible costs	(0.1)	(0.3)	(1.7)	1.2
Interest on FIN 48 reserves	—	—	—	3.0
Change in valuation allowance	(26.2)	(239.0)	—	—
Other comprehensive income transactions	5.0	—	—	—
Other, net	0.3	1.0	1.2	0.9

Effective tax rate	11.9%	(187.4)%	114.1%	38.6%

Income tax expense/(benefit) consisted of the following:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Current tax expense
U.S. federal	$—	$(0.3)	$3.0	$0.6
Non-U.S.	2.3	3.6	2.4	—
U.S. state	1.0	1.5	0.6	—

Total current	3.3	4.8	6.0	0.6

Deferred tax expense
U.S. federal	(52.5)	85.1	(7.1)	5.8
Non-U.S.	—	1.0	(1.0)	(0.6)
U.S. state	(11.5)	11.6	(3.7)	0.6

Total non-current	(64.0)	97.7	(11.8)	5.8

Total provision for (benefit from) income taxes	$(60.7)	$102.5	$(5.8)	$6.4

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2009	December 31, 2008
Current deferred tax assets (liabilities)
Compensation accruals	$12.6	$17.2
Inventory and contracts in process	36.1	(3.7)
Accruals and reserves	60.1	47.4
Prepaid expenses	(2.3)	(2.9)
Valuation allowance	(81.8)	(77.3)
Other	0.4	(0.1)

Deferred income taxes - current	$25.1	$(19.4)

Non-current deferred tax assets (liabilities)
Compensation accruals	$5.9	$6.0
Depreciation and amortization	103.2	(59.0)
Accruals and reserves	22.9	22.4
Pension benefits	114.0	133.3
Forward contracts	15.8	58.4
Credits and NOL’s	137.6	31.9
Valuation allowance	(297.9)	(219.6)
Cancellation of debt income	(139.2)	—
Other	2.1	2.2

Deferred income taxes - non-current	$(35.6)	$(24.4)

We have not provided for U.S. deferred income taxes or foreign withholding tax on undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $4.1 million at December 31, 2009. Determination of the amount of any unrecognized deferred U.S. income tax liability or withholding taxes on this temporary difference is not practicable.

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized.

At December 31, 2008, we recorded a valuation allowance in the amount of $296.9 million against our net deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed of. Since the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. During 2009, we released the valuation allowance against foreign deferred tax assets, resulting in a $0.1 million tax benefit, based on our foreign jurisdictions ability to continue generating operating profits. We intend to maintain a full valuation allowance on our U.S. deferred income tax assets until

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

sufficient positive evidence related to sources of future taxable income exists to support its reversal. The change in the valuation allowance as of December 31, 2009 was an increase of $82.8 million.

The 2009 income tax benefit on continuing operations of $60.7 million includes a tax benefit of $28.8 million, with a corresponding income tax expense in other comprehensive income, attributable to other comprehensive income items resulting from the application of the intraperiod tax allocation rules. Also included is a tax benefit of $36.5 million from the reversal of deferred income taxes related to the impairment of goodwill and indefinite-lived intangibles, offset by $4.6 million of tax expense primarily related to state, local, and foreign jurisdictions.

HBAC has net operating losses and tax credit carryforwards at December 31, 2009 as follows:

(In millions)
Federal net operating loss carryforwards beginning to expire in 2028	$299.4
Federal credit carryforwards beginning to expire in 2017	14.8
State credit carryforwards with no expiration	5.8
State credit carryforwards beginning to expire in 2018	3.2
State net operating loss carryforwards beginning to expire in 2013	18.8

We recorded a full valuation allowance against the above net operating losses and tax credit carryforwards with the exception of a portion of our state credit carryforwards with no expiration.

On March 26, 2007, we adopted guidance which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

The reconciliation of unrecognized tax benefits is as follows:

(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007
Beginning balance	$13.4	$14.0	$11.8
Increases - tax positions taken in prior periods	8.5	0.7	—
Decreases - tax positions taken in prior periods	(2.1)	(3.0)	—
Current tax period positions	2.9	1.7	2.4
Settlements	—	—	(0.2)

Ending balance	$22.7	$13.4	$14.0

Included in the balance of unrecognized tax benefits at December 31, 2009, December 31, 2008 and December 31, 2007, respectively, are $1.1 million, $0.5 million and $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest expense and penalties accrued on unrecognized tax benefits within income tax expense. During 2008 and 2009, we recognized interest expense of $0.2 million and $0.0 million, respectively. No interest expense was recognized in 2007 or accrued as of December 31, 2007 as this was our initial tax year. As of December 31, 2009 and December 31, 2008, we have accrued interest of $0.2 million and $0.2 million, respectively, related to uncertain tax positions. We are not currently under audit with the Internal Revenue Service or any state taxing authorities for the 2007 and 2008 open tax years. We expect no material change related to our current tax positions in our recorded unrecognized tax benefit in the next 12 months.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

15.	Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

	Pension Benefits
	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Service cost	$27.3	$24.2	$18.9	$6.6
Interest cost	56.7	53.0	37.1	13.8
Expected return on plan assets	(60.6)	(65.2)	(46.3)	(17.1)
Amortization of prior service cost	2.2	0.7	—	0.9
Amortization of loss (gain)	7.3	(5.0)	—	—
Recognized net actuarial loss	—	—	—	4.2
Loss due to curtaiments/settlements	5.5	—	—	—

Net benefit cost	$38.4	$7.7	$9.7	$8.4

The $5.5 million curtailment charge is related to our defined benefit pension plans for our salaried (“Salaried Plan”) and hourly (“Hourly Plan”) employees. This charge relates to the impact on the plans of workforce reductions announced during 2009. The net periodic benefit cost for RA includes expense from the United Kingdom Pension Benefits plans of $0.8 million for the three months ended March 25, 2007. As part of the Acquisition, Raytheon retained the United Kingdom Pension Benefits plans and their associated assets and liabilities.

The following table outlines the components of net periodic benefit cost for Other Benefits:

	Other Benefits
	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Service cost	$0.6	$0.6	$0.5	$0.2
Interest cost	1.1	1.1	0.8	0.2
Amortization of transition obligation	—	—	—	0.2

Net benefit cost	$1.7	$1.7	$1.3	$0.6

Any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes, are included in accumulated other comprehensive loss. These amounts are amortized from accumulated other comprehensive loss to net periodic benefit cost when recognized.

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

	Pension Benefits
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Change in benefit obligation
Beginning balance	$929.9	$828.4
Service cost	27.3	24.2
Interest cost	56.7	53.0
Actuarial (gain) loss	16.0	36.9
Plan amendments	—	27.3
Plan curtailments	(5.7)	—
Benefits paid	(43.4)	(39.9)

Ending balance	$980.8	$929.9

Change in plan assets
Beginning balance at fair value	$618.7	$829.1
Actual return on plan assets	107.9	(171.1)
Company contributions	0.8	0.6
Benefits paid	(43.4)	(39.9)

Ending balance at fair value	$684.0	$618.7

Funded status	$(296.8)	$(311.2)

	Year Ended December 31, 2009	Year Ended December 31, 2008
Amounts recognized in Statement of Financial Position consist of:
Current liabilities	$(0.5)	$(0.4)
Noncurrent liabilities	(296.3)	(310.8)

Total amount recognized	$(296.8)	$(311.2)

Plan assets are measured at December 31 of each year.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

	Other Benefits
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Change in benefit obligation
Beginning balance	$18.2	$17.5
Service cost	0.6	0.6
Interest cost	1.1	1.1
Plan participants’ contributions	1.3	0.5
Actuarial (gain) loss	(6.6)	0.2
Benefits paid	(1.7)	(1.7)

Ending balance	$12.9	$18.2

Change in plan assets
Beginning balance at fair value	$—	$—
Company contributions	0.4	1.2
Plan participants’ contributions	1.3	0.5
Benefits paid	(1.7)	(1.7)

Ending balance at fair value	$—	$—

Funded status	$(12.9)	$(18.2)

	Other Benefits
	Year Ended December 31, 2009	Year Ended December 31, 2008
Amounts recognized in Statement of Financial Position consist of:
Current liabilities	$(0.6)	$(1.0)
Noncurrent liabilities	(12.3)	(17.2)

Total amount recognized	$(12.9)	$(18.2)

Amounts recognized in accumulated other comprehensive loss for Pension Benefits are as follows:

	Pension Benefits	Pension Benefits
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Prior service (cost)	$(18.9)	$(26.6)
Net (loss)	(188.8)	(233.1)

Total amount in accumulated other comprehensive income	$(207.7)	$(259.7)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income for Other Benefits are as follows:

(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Net gain (loss)	$6.9	$0.3

Total amount in accumulated other comprehensive income	$6.9	$0.3

The amounts in accumulated other comprehensive loss at December 31, 2009 expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

(In millions)	Pension Benefits	Other Benefits
Net loss (gain)	$12.1	$(0.5)
Prior service cost	1.8	—

Total amount recognized	$13.9	$(0.5)

The net periodic benefit cost assumptions for Pension Benefits were as follows:

	Pension Benefits
	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Discount rate	6.25%	6.50%	6.00%	5.89%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	8.42%
Rate of compensation increase	3.50%	4.50%	4.50%	4.40%

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our plans at the measurement date:

	Pension
	Benefits		Other Benefits
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2008
Discount rate	6.0%	6.3%	5.75%	6.50%
Rate of compensation increase	3.5%	3.5%	3.50%	3.50%

To develop the expected rate of return on plan assets assumption, the Company performs periodic studies which consider asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The potential exists to either outperform or under perform the broader markets.

The net periodic benefit cost assumptions for Other Benefits were as follows:

	Other Benefits
	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Discount rate	6.50%	6.50%	6.00%	5.75%
Health care trend rate in the next year	8.50%	8.50%	9.50%	9.50%
Gradually declining to an ultimate trend rate of:	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches ultimate trend rate:	2015	2015	2015	2015

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $0.1 million and $(0.1) million, respectively, and for the APBO is $1.0 million or $(0.9) million, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The defined benefit pension plan seeks to match the long-term nature of its funding obligations with investment objectives for long-term growth and income. Defined benefit pension plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The defined benefit pension plan recognizes that assets are exposed to risk and the market value of assets may vary from year to year. Potential short-term volatility, mitigated through a well-diversified portfolio structure, is acceptable in accordance with the objective of capital appreciation over the long-term.

The asset allocation strategy employed in the defined benefit pension plan reflects the Company’s return objectives and risk tolerance. Asset allocations and targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

	December 31, 2009	December 31, 2008	Target Mix
Equity securities	54.1%	48.8%	50.0%
Debt securities	38.0%	40.0%	40.0%
Other	7.9%	11.2%	10.0%

	100.0%	100.0%	100.0%

These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Due to the dynamic nature of market value fluctuations, defined benefit pension plan assets will require rebalancing from time-to-time to maintain the target asset allocation. The defined benefit pension plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

The defined benefit pension plan uses outside consultants and outside investment managers to aid in the determination of asset allocation and the management of actual plan assets, respectively.

Management is reviewing changes to the defined benefit pension plan’s investment strategy to reduce the year-to-year volatility of the funded status and the level of contributions. Options being considered include extending the duration of the Plan’s investments as well as changes to the target asset allocation to more closely align with the defined benefit pension plan’s long-term obligations.

Investment Valuation

The Retirement Plan assets are valued under the current fair value framework. See Note 6 for further discussion regarding the definition and levels of fair value hierarchy established by guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of December 31, 2009, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (based on the lowest level input that is significant to the fair value measurement in its entirety):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$4.8	$—	$5.0
Convertible securities	—	$0.1	—	$0.1
Equity securities	363.2	—	—	363.2
Fixed income securities	17.8	253.0	—	270.8
Futures contracts	(0.2)	—	—	(0.2)
Private equity securities	—	—	2.9	2.9
Balanced funds	—	51.2	—	51.2

Total	$381.0	$309.1	$2.9	$693.0

Cash				0.2
Receivables				9.6
Payables				(18.8)

Total				$684.0

The table listed below provides a reconciliation of the beginning and ending net balances for assets measured at fair value and classified as Level 3 in the fair value hierarchy.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Balance, beginning of year	$10.7
Acquisitions	0.6
Unrealized loss	(8.4)

Balance, end of year	$2.9

The funds that have been determined to be Level 2 investments within the fair value hierarchy are priced using indirectly observable (market-based) information. The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

The funds that have been determined to be Level 3 investments within the fair value hierarchy are priced using unobservable inputs. There are three valuation techniques that can be used, the market, income or cost approach. The appropriateness of each valuation technique depends on the type of asset or business being valued. Key inputs used to determine fair value include, among others, revenue and expense growth rates, terminal capitalization rates and discount rates.

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $19.1 million and $0.6 million, respectively, in 2010.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $980.8 million and $684.0 million, respectively, at December 31, 2009 and $929.9 million and $618.7 million, respectively, at December 31, 2008.

The accumulated benefit obligation and fair value of plan assets for all Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $945.5 million and $684.0 million, respectively, at December 31, 2009, and $880.3 million and $618.7 million, respectively, at December 31, 2008. The accumulated benefit obligation for all Pension Benefits plans was $945.5 million and $880.3 million at December 31, 2009 and 2008, respectively.

The table below reflects the total Pension Benefits expected to be paid from the plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect the Company’s portion only.

(In millions)	Pension Benefits	Other Benefits
2010	$46.0	$0.6
2011	48.2	0.7
2012	51.1	0.8
2013	54.2	0.9
2014	57.0	1.1
2015-2020	335.8	33.8

Total	$592.3	$37.9

Defined Contribution Plans

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, we matched (“HBAC Match”) employee contributions up to a maximum of four percent of eligible compensation. Total HBAC Match expense was $13.8 million, $18.3 million and $11.9 million for the years ended December 31, 2009, December 31, 2008, and for the nine months ended December 31, 2007, respectively. The Predecessor had a similar plan under which it recognized cost of $4.1 million for the three months ended March 25, 2007. The company match was suspended indefinitely, effective October 5, 2009.

We maintain a retirement investment savings plan (“RISP”) for certain U.S. employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the defined benefit plans described above. HBAC contributes to a

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

covered employee’s Hawker Beechcraft Savings and Investment Plan (“HBSIP”) account up to a maximum of 9% of the employee’s eligible compensation based on the employee’s age and tenure. Total cost recognized for the RISP was $3.6 million $3.4 million for the years ended December 31, 2009 and December 31, 2008, respectively, and $0.7 million for the nine months ended December 31, 2007. The Predecessor had a similar RISP and recognized cost for its plan of less than $0.1 million for the three months ended March 25, 2007.

As a result of the Acquisition, HBAC implemented a defined contribution benefit plan for its employees in the United Kingdom, and, for the years ended December 31, 2009 and December 31, 2008 and the nine months ended December 31, 2007, recognized cost of $1.0 million, $1.1 million and $0.8 million, respectively, for this plan.

16.	Stock-Based Compensation

Share-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the requisite service period, which is generally the vesting period of the award. HBAC uses the graded vesting method to amortize compensation expense for awards with a service condition. Compensation expense for awards with a performance condition is recognized in the period in which achievement of the performance condition is probable. The related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than as an operating activity.

Share-based compensation expense was as follows:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25 2007
Share-based compensation expense	$3.3	$7.6	$12.5	$1.2
Income tax benefit	(1.3)	(3.0)	(4.9)	(0.4)

Net share-based compensation expense	$2.0	$4.6	$7.6	$0.8

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

HBAC applied the fair value provisions to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2009	Year Ended December 31, 2008		Nine Months Ended December 31, 2007
	Service Vesting	Service Vesting	Performance Vesting	Service Vesting	Performance Vesting
Expected term in years	6.5	6.5	6.3	6.5	6.4
Expected volatility	40.5%	37.0%	37.4%	41.4%	40.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	3.4%	3.3%	5.0%	5.0%
Weighted-average grant date fair value per option	$3.14	$5.22	$5.22	$4.99	$4.89

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

The expected term represents the period of time the options are expected to be outstanding and was determined using the simplified method. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of the award, which is generally five years. The expected volatility assumption was calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over the expected term of the option granted.

Stock option activity for the Successor was as follows:

	Year Ended		Year Ended		Nine Months Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Service-Vesting
Outstanding at beginning of period	2,986,724	$10.28	3,710,678	$10.00	—	$—
Granted	1,140,469	8.00	461,630	12.06	3,803,643	10.00
Exercised	—	—	(98,415)	10.00	—	—
Forefeited or expired	(432,806)	10.60	(1,087,169)	10.11	(92,965)	10.00

Outstanding at end of period	3,694,387	$9.59	2,986,724	$10.28	3,710,678	$10.00

Vested and nonvested expected to vest	3,639,949	$9.56	2,835,404	$10.26	3,339,217	$10.00

Exercisable	1,270,032	$10.21	1,029,293	$10.01	33,200	$10.00

Performance-Vesting
Outstanding at beginning of period	3,056,104	$10.29	4,131,604	$10.00	—	$—
Granted	1,196,719	8.00	492,310	12.03	4,245,148	10.00
Exercised	—	—	(57,496)	10.00	—	—
Forefeited or expired	(762,300)	10.51	(1,510,314)	10.08	(113,544)	10.00

Outstanding at end of period	3,490,523	$9.52	3,056,104	$10.29	4,131,604	$10.00

Vested and nonvested expected to vest	2,657,016	$9.25	2,223,270	$10.26	3,722,692	$10.00

Exercisable	780,894	$10.00	780,894	$10.00	—	$—

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

We recognized stock-based compensation expense of $3.3 million, $7.6 million and $12.5 million for the years ended December 31, 2009 and 2008 and the nine months ended December 31, 2007, respectively, in selling, general and administrative expenses. The expense associated with the 2008 Performance Vesting options was reversed in the third quarter of 2008.

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

Service-vesting and performance-vesting stock options vested and expected to vest at December 31, 2009 had weighted-average remaining contractual lives of 7.4 years and 7.8 years, respectively. The stock options had no aggregate intrinsic value at December 31, 2009.

Service-vesting and performance-vesting stock options exercisable at December 31, 2009 had weighted-average remaining contractual lives of 5.3 years and 5.4 years, respectively. The stock options had no aggregate intrinsic value at December 31, 2009.

The total fair value of stock options vested during the years ended December 31, 2009 and December 31, 2008 and the nine months ended December 31, 2007 was $3.0 million, $9.1 million and $0.2 million, respectively. At December 31, 2009, there was $5.4 million of compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Restricted stock activity for the Successor was as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	98,687	$10.00	464,505	$10.00
Granted	127,500	8.00	1,940	12.50
Vested	(67,309)	10.00	(367,758)	10.01
Forfeited	—	—	—	—

Nonvested at end of period	158,878	$8.39	98,687	$10.00

In connection with the Separation Agreement discussed above, the vesting of 125,642 shares of restricted stock was accelerated as of the Separation Date, and, accordingly, the Company accelerated the recognition of $0.3 million of expense remaining for these awards.

The total fair value of restricted stock vested during the years ended December 31, 2009 and December 31, 2008 and the nine months ended December 31, 2007 was $0.6 million, $3.7 million and $1.3 million, respectively. At December 31, 2008, there was $0.3 million of compensation expense related to nonvested restricted stock awards not yet recognized, which was recognized during 2009. At December 31, 2009, there was $0.7 million of compensation expense related to nonvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

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

Restricted Stock

The 2001 Stock Plan provided for the award of restricted stock, restricted stock units and stock appreciation rights. Awards of restricted stock, restricted stock units and stock appreciation rights were made by the MDCC and were compensatory in nature. These awards vested over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitled the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Restricted stock activity for the Predecessor was as follows:

	Three Months Ended March 25, 2007		Year Ended December 31, 2006
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Options	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	241,562	$41.51	217,058	$34.80
Granted	600	53.18	101,395	46.58
Vested	(1,567)	42.36	(66,699)	20.06
Forfeited	—	—	(10,192)	37.86

Nonvested at end of period	240,595	$41.53	241,562	$41.51

17.	Risks and Uncertainties

The highly competitive markets for our products and services are subject to certain business risks. These risks include delays in timely development and certification of new product offerings, the current state of the business and general aviation aircraft markets and government regulations affecting aircraft. Many of the products we sell are considered discretionary purchases, and our sales have historically been tied to corporate and consumer spending levels, which are typically cyclical in nature. Our sales are significantly affected by the level of corporate spending which, in turn, is a function of the general economic environment. In a recessionary economy such as many of the markets in which we operate are experiencing, corporate cash flows decrease, which typically leads to a decrease in demand for our products or postponement of planned purchases. Sales to the U.S. Government and foreign governments may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. We are highly dependent on the availability of essential materials and purchased components, some of which are available only from a sole source or limited sources. Moreover, we are dependent upon the ability of our suppliers to provide material and components that meet specifications, quality standards and delivery schedules.

We are also subject to market risks, including foreign exchange risk and interest rate risk, and use derivative instruments to manage our exposure to these risks, as described more fully in Note 11.

Furthermore, we are exposed to certain concentration risks, including reliance on the U.S. Government as a major customer. For the year ended December 31, 2009, the year ended December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 25, 2007, sales to the U.S. Government represented approximately 26%, 12%, 11% and 18%, respectively, of consolidated sales.

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We believe our credit risk is minimal, as we primarily conduct business with large, well-established financial institutions and insurance companies. We do not anticipate nonperformance by any of our derivative counterparties. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in our revolving credit facility. We do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under our revolving credit facility.

As of December 31, 2009, approximately 43% of our employees were represented by collective bargaining agreements, and approximately 3% of our employees were represented by agreements expiring in 2010.

18.	Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $17.5 million and $31.1 million for the years ended December 31, 2009 and December 31, 2008, respectively. Advance payments to Spirit for goods not yet received were $0.2 million and $10.7 million at December 31, 2009 and December 31, 2008, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities, including for the Incremental Term Loan facility in November 2009, for which we paid a fee of $1.2 million. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L. P. has entered into an interest rate swap with the Company. We believe these agreements were executed at market terms for a similar company with a similar risk profile. In addition, Goldman, Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of our outstanding Senior Notes and Senior Subordinated Notes and was paid a fee of $1.4 million for this service.

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

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

19.	Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $14.7 million and $11.9 million for the years ended December 31, 2009 and December 31, 2008, respectively. The increase in 2009 relates to former fuel and line operations facilities sold during 2008, a portion of which we now lease.

At December 31, 2009, we had commitments under long-term operating leases requiring approximate annual rental payments as follows:

(In millions)
2010	$6.4
2011	4.6
2012	3.7
2013	3.5
2014	3.3
Thereafter	38.2

Total	$59.7

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $21.3 million and $23.7 million at December 31, 2009 and December 31, 2008, respectively, extending through 2026.

One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to the Company subject to an option to purchase for a nominal consideration, which the Company may exercise at any time. We record the property on our consolidated statement of financial position, along with a capital lease obligation to repay the proceeds of the IRB. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly, no net debt associated with the IRBs is reflected in our consolidated statement of financial position. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2009 and 2008, we held IRBs with an aggregate principal amount of $331.5 million and $369.3 million, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $3.6 million and $40.9 million were required under these contracts at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009 and 2008, HBAC had outstanding commitments of $84.5 million and $99.9 million, respectively, related to services to be provided for its information technology function. In the year ended December 31, 2008 HBAC renewed its information technology contract extending seven years. Minimum annual payments required as of December 31, 2008 were as follows:

(In millions)
2010	$17.1
2011	16.8
2012	17.0
2013	15.7
2014	14.3
Thereafter	3.6

Total	$84.5

We retain a portion of the liability for losses and expenses for aircraft product liability. In March 2009, in connection with our insurance renewal, we elected to increase our retained liability from $5 million per occurrence to $10 million per occurrence based on our evaluation of risks involved. The maximum liability of $20 million per fiscal year remains unchanged. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $13.2 million and $11.2 million at December 31, 2009 and December 31, 2008, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $146.5 million, $61.5 million and $1.2 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2009, respectively, and $151.9 million, $89.8 million and $1.2 million were outstanding at December 31, 2008, respectively. These instruments expire on various dates through 2016.

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was approximately $29.2 million at December 31, 2009. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

We are subject to oversight by the Federal Aviation Administration (“FAA”). The FAA and other similar international agencies routinely evaluate aircraft operational and safety requirements and are responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of its investment in new aircraft.

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

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier non-conformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition, results of operations or liquidity

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation was focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King Air aircraft delivered to the government. HBAC cooperated with the government’s investigation. On March 26, 2009, the United States Attorney’s Office for the District of Kansas filed a Notice in the United States District Court for the District of Kansas informing the Court that the United States declined to intervene in a qui tam lawsuit relating to the FCA investigation. The U.S. Attorney’s Notice to the Court further asserted that the government retains the right to intervene in the FCA qui tam action and that no settlement of that action can occur without the government’s consent. The Court directed that the Second Amended Complaint in the qui tam lawsuit be unsealed. On April 13, 2009, the qui tam relators filed a Third Amended Complaint. The qui tam lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al. , No. 07-1212-MLB (D. Kan.), alleges FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company). The lawsuit also alleges FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (an HBAC supplier) and various affiliates of TECT. The Third Amended Complaint does not quantify the damages alleged against HBAC. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. The matter is now pending.

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

20.	Business Segment and Geographic Information

Reportable segments include the following: Business and General Aviation, Trainer Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified business and general aviation aircraft and related service contracts. Trainer Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides parts and service support for in-service aircraft worldwide. While some working capital accounts are maintained on a segment basis, much of our assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, other assets, non-current liabilities and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of our productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Segment financial results were as follows:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended September 27, 2007	Three Months Ended March 25, 2007
Sales
Business and General Aviation	$2,310.6	$2,820.6	$2,211.9	$490.6
Trainer Aircraft	531.3	338.2	266.0	91.2
Customer Support	438.3	522.8	418.8	116.4
Eliminations	(81.7)	(135.1)	(103.3)	(27.4)

Total	$3,198.5	$3,546.5	$2,793.4	$670.8

Operating (Loss) income
Business and General Aviation	$(801.7)	$29.5	$85.6	$8.9
Trainer Aircraft	45.5	28.2	14.1	12.2
Customer Support	44.1	82.5	46.0	9.6
Eliminations	0.1	0.1	2.6	0.7

Total	$(712.0)	$140.3	$148.3	$31.4

Intersegment sales for the years ended December 31, 2009 and December 31, 2008 were $41.4 million and $93.2 million, respectively, for Business and General Aviation and $40.3 million and $41.9 million, respectively, for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

Sales by geographic region, determined by delivery location, were as follows:

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
United States	$1,720.8	$1,885.4	$1,697.8	$424.2
Europe	597.3	667.9	475.5	109.8
Latin America	316.1	357.8	194.6	30.1
Other	564.3	635.4	425.5	106.7

Total	$3,198.5	$3,546.5	$2,793.4	$670.8

Long-lived assets by geographic region were as follows:

(In millions)	December 31, 2009	December 31, 2008
United States	$1,666.9	$2,352.6
Outside United States	3.9	3.8

Total long-lived assets	$1,670.8	$2,356.4

Long-lived assets are defined as total non-current assets less balances related to deferred tax assets and financial instruments. Long-lived assets outside the United States are those held by our foreign affiliates.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

21.	Quarterly Results (unaudited)

The following table provides summarized financial results by quarter:

(In millions)	Q4	Q3	Q2	Q1	Total
2009
Sales	1,086.9	757.7	816.3	537.6	3,198.5
Gross profit	101.6	(117.9)	130.0	48.2	161.9
Operating income (loss)	15.8	(721.1)	39.3	(46.0)	(712.0)
Net income (loss)	7.7	(684.2)	172.1	53.1	(451.3)

	Q4	Q3	Q2	Q1	Total
2008
Sales	1,158.0	783.3	1,028.7	576.5	3,546.5
Gross profit	150.5	109.0	186.3	83.8	529.6
Operating income (loss)	40.1	15.3	86.4	(1.5)	140.3
Net (loss) income	(129.6)	(21.2)	24.9	(31.3)	(157.2)

22.	Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by us. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of December 31, 2009 and December 31, 2008; Condensed Consolidating Statements of Operations for the years ended December 31, 2009, December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 27, 2007; Condensed Consolidating Statements of Cash Flows for the for the years ended December 31, 2009, December 31, 2008, the nine months ended December 31, 2007, and the three months ended March 27, 2007.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$562.0	$0.2	$6.6	$—	$568.8
Accounts and notes receivable, net	—	120.4	6.0	—	126.4
Intercompany receivables	—	18.1	1.7	(19.8)	—
Unbilled revenue	—	26.5	12.3	—	38.8
Inventories, net	—	1,291.9	7.0	—	1,298.9
Current deferred income tax asset	25.0	—	0.1	—	25.1
Prepaid expenses and other current assets	(35.0)	53.0	1.0	—	19.0

Total current assets	552.0	1,510.1	34.7	(19.8)	2,077.0

Property, plant and equipment, net	18.3	528.4	3.1	—	549.8
Investment in subsidiaries	2,003.2	—	—	(2,003.2)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	808.9	0.7	—	809.6
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	42.3	9.6	—	—	51.9

Total assets	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$310.2	$—	$—	$—	$310.2
Current portion of industrial revenue bonds payable (receivable)	(69.7)	69.7	—	—	—
Advance payments and billings in excess of costs incurred	—	327.9	0.5	—	328.4
Accounts payable	0.2	219.4	8.6	(13.0)	215.2
Accrued salaries and wages	—	47.2	0.4	—	47.6
Current deferred income tax liability	—	—	—	—	—
Accrued interest payable	14.6	0.4	—	—	15.0
Other accrued expenses	4.0	221.2	5.8	—	231.0

Total current liabilities	259.3	885.8	15.3	(13.0)	1,147.4

Long-term debt	2,054.0	—	—	—	2,054.0
Industrial revenue bonds payable (receivable)	(261.8)	261.8	—	—	—
Intercompany loan	396.2	(402.1)	12.7	(6.8)	—
Accrued pension benefits	—	296.3	—	—	296.3
Other long-term liabilities	20.9	71.4	—	—	92.3
Non-current deferred income tax liability	25.0	10.5	0.1	—	35.6

Total liabilities	2,493.6	1,123.7	28.1	(19.8)	3,625.6

Total equity	122.2	1,992.8	10.4	(2,003.2)	122.2

Total liabilities and equity	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$370.9	$0.3	$6.4	$—	$377.6
Accounts and notes receivable, net	0.3	98.8	3.9	—	103.0
Intercompany receivables	—	14.6	2.1	(16.7)	—
Unbilled revenue	—	26.4	9.5	—	35.9
Inventories, net	—	1,773.3	9.0	—	1,782.3
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.9	(12.0)	1.6	—	32.5

Total current assets	414.1	1,901.4	32.5	(16.7)	2,331.3

Property, plant and equipment, net	18.4	620.4	3.0	—	641.8
Investment in subsidiaries	2,499.6	—	—	(2,499.6)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,048.8	0.7	—	1,049.5
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	55.1	10.3	—	—	65.4

Total assets	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$—	$—	$—	$126.6
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	505.8	1.6	—	507.4
Accounts payable	67.0	346.0	3.3	(12.0)	404.3
Accrued salaries and wages	—	55.0	1.6	—	56.6
Current deferred income tax liability	—	19.4	—	—	19.4
Accrued interest payable	25.3	0.6	—	—	25.9
Other accrued expenses	(13.8)	271.0	15.4	—	272.6

Total current liabilities	128.3	1,274.6	21.9	(12.0)	1,412.8

Long-term debt	2,364.2	—	—	—	2,364.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	325.6	(330.3)	9.4	(4.7)	—
Accrued pension benefits		310.8			310.8
Other long-term liabilities	26.3	113.8	—	—	140.1
Non-current deferred income tax liability	—	24.4	—	—	24.4

Total liabilities	2,551.9	1,685.8	31.3	(16.7)	4,252.3

Total equity	435.3	2,494.7	4.9	(2,499.6)	435.3

Total liabilities and equity	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Year Ended December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,379.2	$85.2	$(265.9)	$3,198.5
Cost of sales	—	3,227.7	74.8	(265.9)	3,036.6

Gross profit	—	151.5	10.4	—	161.9

Restructuring, net	—	34.1	—	—	34.1
Definite-lived intangible asset impairment	—	74.5	—	—	74.5
Goodwill and indefinite-lived intangible asset impairment	—	448.3	—	—	448.3
Selling, general and administrative expenses	1.1	204.5	4.1	—	209.7
Research and development expenses	—	107.3	—	—	107.3

Operating (loss) income	(1.1)	(717.2)	6.3	—	(712.0)

Intercompany interest expense (income), net	8.6	(9.4)	0.8	—	—
Interest expense (income), net	148.4	4.5	(0.1)	0.6	153.4
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other (income) loss, net	(9.4)	9.9	(1.8)	—	(1.3)

Non-operating (income) expense, net	(204.5)	5.0	(1.1)	0.6	(200.0)

Income (loss) before taxes	203.4	(722.2)	7.4	(0.6)	(512.0)

Provision for (benefit from) income taxes	56.1	(119.1)	2.3	—	(60.7)

(Loss) earnings Before Equity Income	147.3	(603.1)	5.1	(0.6)	(451.3)

Equity (income) loss in subsidiaries	598.0	—	—	(598.0)	—

Net (loss) income	$(450.7)	$(603.1)	$5.1	$597.4	$(451.3)

Net income atributable to non-controlling interest	$—	$—	$0.3	$—	$0.3

Net (loss) income attributable to parent company	$(450.7)	$(603.1)	$4.8	$597.4	$(451.6)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Year Ended December 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,683.7	$83.3	$(220.5)	$3,546.5
Cost of sales	—	3,167.9	69.5	(220.5)	3,016.9

Gross profit	—	515.8	13.8	—	529.6

Selling, general and administrative expenses	1.1	274.0	4.0	—	279.1
Research and development expenses	—	110.2	—	—	110.2

Operating (loss) income	(1.1)	131.6	9.8	—	140.3

Intercompany interest expense (income), net	15.6	(16.5)	0.9	—	—
Interest expense (income), net	184.7	13.0	(0.3)	—	197.4
Other income, net	—	(1.0)	(1.4)	—	(2.4)

Non-operating expense (income), net	200.3	(4.5)	(0.8)	—	195.0

(Loss) income before taxes	(201.4)	136.1	10.6	—	(54.7)

(Benefit from) provision for income taxes	(37.7)	136.0	4.2	—	102.5

(Loss) earnings before Equity Income	(163.7)	0.1	6.4	—	(157.2)

Equity (income) in subsidiaries	(6.5)	—	—	6.5	—

Net (loss) income	$(157.2)	$0.1	$6.4	$(6.5)	$(157.2)

Net income atributable to non-controlling interest	$—	$—	$1.4	$—	$1.4

Net (loss) income attributable to parent company	$(157.2)	$0.1	$5.0	$(6.5)	$(158.6)

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Nine Months Ended December 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,759.1	$53.3	$(19.0)	$2,793.4
Cost of sales	(0.1)	2,344.4	44.3	(19.0)	2,369.6

Gross profit	0.1	414.7	9.0	—	423.8

Selling, general and administrative expenses	0.1	200.1	5.2	—	205.4
Research and development expenses	—	70.1	—	—	70.1

Operating income	—	144.5	3.8	—	148.3

Intercompany interest expense (income), net	14.9	(14.9)	—	—	—
Interest expense (income), net	133.6	18.9	(0.2)	—	152.3
Other expense, net	—	0.2	0.8	—	1.0

Non-operating expense, net	148.5	4.2	0.6	—	153.3

(Loss) income before taxes	(148.5)	140.3	3.2	—	(5.0)
(Benefit from) provision for income taxes	(45.9)	38.7	1.4	—	(5.8)

(Loss) earnings before Equity income	(102.6)	101.6	1.8	—	0.8
Equity (income) in subsidiaries	(103.4)	—	—	103.4	—

Net income (loss)	$0.8	$101.6	$1.8	$(103.4)	$0.8

Net income atributable to non-controlling interest	$—	$—	$0.7	$—	$0.7

Net income (loss) attributable to parent company	$0.8	$101.6	$1.1	$(103.4)	$0.1

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 27, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$657.0	$13.8	$—	$670.8
Cost of sales	—	544.0	14.6	—	558.6

Gross profit	—	113.0	(0.8)	—	112.2

Selling, general and administrative expenses	0.4	58.2	0.9	—	59.5
Research and development expenses	—	21.3	—	—	21.3

Operating (loss) income	(0.4)	33.5	(1.7)	—	31.4

Intercompany interest (income) expense, net	(6.4)	22.2	—	—	15.8
Interest (income) expense , net	(7.5)	6.6	—	—	(0.9)
Other (income) expense, net	—	(0.2)	0.1	—	(0.1)

Non-operating (income) expense, net	(13.9)	28.6	0.1	—	14.8

Income (loss) before taxes	13.5	4.9	(1.8)	—	16.6
Provision for income taxes	4.5	1.9	—	—	6.4

Earnings (loss) before Equity income	9.0	3.0	(1.8)	—	10.2
Equity income in subsidiaries	1.2	—	—	(1.2)	—

Net income (loss)	$10.2	$3.0	$(1.8)	$(1.2)	$10.2

Net income atributable to non-controlling interest	$—	$—	$0.2	$—	$0.2

Net income (loss) attributable to parent company	$10.2	$3.0	$(2.0)	$(1.2)	$10.0

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$3.4	$176.3	$(2.6)	$—	$177.1

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(50.5)	(0.5)	—	(51.0)
Additions to computer software	—	(3.5)	—	—	(3.5)
Proceeds from sale of property, plant and equipment	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	—	(52.8)	(0.5)	—	(53.3)

Cash flows from financing activities:
Payment of notes payable	(202.2)	—	—	—	(202.2)
Payment of term loan	(13.5)	—	—	—	(13.5)
Issuance of long-term debt	188.0	—	—	—	188.0
Debt issuance costs	(7.6)	—	—	—	(7.6)
Utilization of revolving credit facility	235.0	—	—	—	235.0
Proceeds from IRB funding	—	4.4	—	—	4.4
Debt repurchase	(136.7)	—	—	—	(136.7)
Industrial revenue bond receipts (payments)	76.9	(76.9)	—	—	—
Net borrowings from (repayments to) Parent	47.8	(51.1)	3.3	—	—

Net cash provided by (used in) financing activities	187.7	(123.6)	3.3	—	67.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net decrease in cash and cash equivalents	191.1	(0.1)	0.2	—	191.2
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$562.0	$0.2	$6.6	$—	$568.8

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 27, 2007

(In Millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated Total

Net cash provided by (used in) operating activities	$(133.2)	$28.8	$(2.9)		$—	$(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(26.2)	—		—	(26.2)
Additions to computer software	—	(1.1)	—		—	(1.1)

Net cash used in investing activities	—	(27.3)	—		—	(27.3)

Cash flows from financing activities:
Net transfers from Raytheon	117.4	—	—		—	117.4

Net cash provided by financing activities	117.4	—	—		—	117.4

Effect of exchange rates on cash and cash equivalents	—	—	—		—	—

Net increase (decrease) in cash and cash equivalents	(15.8)	1.5	(2.9)		—	(17.2)
Cash and cash equivalents at beginning of period	18.5	1.6	5.8		—	25.9

Cash and cash equivalents at end of period	$2.7	$3.1	$2.9	$	— $	$8.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

With the exception of the remediation of a prior material weakness described below, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

Remediation of Weakness in Internal Control Over Financial Reporting

As previously disclosed, during the quarter ended June 28, 2009, we identified an error in our accounting for income taxes which we concluded as material to our previously filed financial statements for the year ended December 31, 2008 and for the quarter ended March 29, 2009. In addition, we concluded that the internal control weakness that led to the error represented a material weakness in internal control surrounding financial reporting and amended our previous conclusions regarding the adequacy of our disclosure controls and procedures and our internal control surrounding financial reporting for those periods.

During 2009, we designed and implemented improvements in our accounting for income taxes. These improvements include improved documentation and analysis regarding tax and book temporary differences, expanded training for individuals involved in this complicated area and enhanced documentation regarding conclusions reached. We have also expanded our relationship with an outside consulting firm to provide us assistance and review our quarterly and annual income tax provision. As a result of these measures, we have concluded that the material weakness in the design of our internal control over financial reporting has been remediated as of December 31, 2009.

Item 9B.	Other Information

2009 Management Incentive Plan Payments to Named Executive Officers

On February 19, 2010, the Compensation Committee and the Board of Directors approved the following payments under the Management Incentive Plan (“MIP”) to its named executive officers:

Named Executive Officer	MIP Target Award Level (% of Base Salary)	Actual MIP Award ($)	MIP Payout Based on Performance Achieved (% of Target Award)	Actual MIP Payout Based on Performance Achieved (% of Base Salary)
Worth W. Boisture, Jr. (1)	N/A	N/A	N/A	N/A
Sidney E. Anderson	75%	67,815	27.4%	20.6%
Scott A. Shepherd	60%	45,210	27.4%	16.4%
William E. Brown	75%	59,595	27.4%	20.6%
Sharad B. Jiwanlal	50%	34,047	27.4%	13.7%
James E. Schuster (2)	N/A	N/A	N/A	N/A
Bradley A. Hatt (3)	N/A	N/A	N/A	N/A
Giap Thanh-Nguyen (4)	60%	38,360	27.4%	19.0%

(1)	Mr. Boisture did not receive an award that was based on objectively determinable performance metrics.
(2)	Mr. Schuster was not eligible to receive a payment under the 2009 MIP.
(3)	Mr. Hatt did not participate in the 2009 MIP, but participated in a Sales Commission Plan instead.
(4)	Mr. Nguyen, who was not an employee at the end of 2009, was eligible to receive a pro-rated MIP of 67% of his target amount.

Discretionary Award for the Chief Executive Officer

On February 19, 2010, the Compensation Committee and the Board of Directors approved a discretionary award in the amount of $950,000 to Worth W. Boisture, Jr., Chief Executive Officer. The award is payable as follows: $475,000 in cash to be paid immediately, and the remaining $475,000 to be paid out as 95,000 Restricted Stock Units (“RSUs”), based on a $5.00 value per unit, with vesting to occur equally at the end of the year for each of 2010 and 2011, if Mr. Boisture is employed by the Company on each such day.

Discretionary Awards for Other Named Executive Officers

On February 19, 2010, the Compensation Committee and the Board of Directors made discretionary awards of up to 7.5% of base annual salary for certain of its named executive officers, as follows:

		Discretionary Award Amount as a Percentage of
Named Executive Officer	Discretionary Award Amount	Base Annual Salary

Sidney E. Anderson	$24,750	7.5%
Scott A. Shepherd	16,500	6.0%
William E. Brown	21,750	7.5%
Sharad B. Jiwanlal	12,426	5.0%

Awards of Restricted Stock Units

In addition, on February 19, 2010, the Compensation Committee and the Board of Directors awarded Restricted Stock Units (RSUs) to certain of the named executive officers with vesting to occur equally at the end of the year for each of 2010 and 2011, if the executive is employed by the Company at each such date, with a $5.00 value per unit, as follows:

Named Executive Officer	Number of RSUs	Value of RSUs

Sidney E. Anderson	14,653.0	$73,265
Scott A. Shepherd	9,768.0	48,840
William E. Brown	12,877.0	64,385
Sharad B. Jiwanlal	7,389.4	36,947

2010 Management Incentive Plan Adopted

On February 19, 2010, the Board of Directors of the Hawker Beechcraft, Inc. (the “Company”) approved the 2010 Management Incentive Plan (the “MIP”), based upon the recommendation of the Compensation Committee (the “Committee”). The MIP provides a target award amount for each of our named executive officers based on a percentage of their salary and is intended to ensure that a meaningful portion of each executive officer’s total compensation is “at-risk.” Individual award targets are based on the executive’s position within the organization and are approved by the Committee. The individual award targets for 2010 are:

Name	Percentage of Salary Payable at Target Award Level

Worth W. Boisture, Jr.	100%

Sidney E. Anderson	75%

Scott A. Shepherd	60%

William E. Brown	75%

Sharad B. Jiwanlal	50%

The MIP provides for award payments based on quarterly and annual achievement of certain corporate financial measures, and for award payments based on annual achievement of non-financial performance measures. The corporate performance measures that will be utilized in 2010 are the following (the weighting of the measure is indicated in parentheses): (i) operating cash flow (50%), (ii) earnings before interest, tax, depreciation and amortization (15%) (“EBITDA”) and (iii) objectively determinable business unit specific operational and financial measures (35%). For each participant, the maximum payout under the MIP is equivalent to 200% of the target award. No award will be paid for the non-financial measures described in (iii) if the threshold targets for the annual corporate financial measures are not achieved. For the financial measurements described above in (i) and (ii), performance will be measured both quarterly and annually with each quarter’s performance constituting 10% of such measurement’s total weighting and the annual performance constituting 60% of such measurement’s total weighting. For each quarter being measured, in order for there to be a value assigned to a specific goal, participants must meet 80% of target achievement for the goal being measured and, for the annual measurement, participants must meet 90% of target achievement for the goal being measured. If these threshold levels are reached, the participant will receive 50% of the target award for that goal (achievement between such threshold performance levels and the target level will not result in any increase in the award amount). If achievement is 100% or above for a performance measurement, the award amount will be equivalent to the percentage achieved with 200% being the maximum percentage which can be achieved.

The performance targets have been set so that they represent a significant challenge for management and achievement would require significant sales levels, meaningful operating efficiencies, and cash generation sufficient to provide funds needed for debt service, while also demonstrating improvement in key metrics and value capture initiatives.

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

Name	Age	Title
Worth W. Boisture, Jr.	65	Director, President and CEO
Sidney E. Anderson	51	Vice President and CFO
William E. Brown	47	Executive Vice President, Global Operations - HBC
Sharad B. Jiwanlal	55	Vice President, Human Resources - HBC
James I. Maslowski	66	President, U. S. and International Government Business – HBC
Edward P. Petkus	51	Vice President, Product Development and Engineering - HBC
Scott Shepherd	46	Vice President, Integrated Supply Chain – HBC
Christi R. Tannahill	37	Vice President, Global Customer Service and Support – HBC
Shawn W. Vick	47	Executive Vice President, Sales, Marketing and Flight Operations - HBC
Brian Barents	66	Director
Donald G. Cook	63	Director
John F.X. Daly	43	Director
David R. Hirsch	35	Director
Sanjeev K. Mehra	51	Director and Chairman of the Board
Leo F. Mullin	67	Director
Nigel S. Wright	46	Director

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

•

one director designated by one of the GS entities who is a member of management and is eligible to be issued a Department of Defense facility security clearance at the level of HBI’s security clearance (referred to below as the “requisite DoD security clearance”); this director is Mr. Boisture; and

•

two directors designated by the GS entities and the Onex entities who (i) have had no prior involvement with Onex or its affiliates, (ii) are not employees of The Goldman Sachs Group, Inc. or any of its subsidiaries, and (iii) are U.S. resident citizens eligible to be issued the requisite DoD security clearance; these directors are General Barents and General Cook, who we refer to as the “outside directors.”

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

As a private company whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. However, the rules of the SEC require us to disclose which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have two directors, General Barents and General Cook, who would be considered independent within the definitions of either the New York Stock Exchange or the NASDAQ Stock Market. One of our directors, Mr. Boisture, is our Chief Executive Officer. Another of our directors, Mr. Mullin, has a consulting arrangement with Goldman Sachs. The remaining directors are employed by HBI’s principal shareholders.

Management/Director Biographies

Worth W. Boisture, Jr. has been our CEO, President and a director since March 2009. Prior to coming to Hawker Beechcraft, Mr. Boisture was President and a partner of Intrepid Aviation Group from 2006 to 2009, and served as President of Net Jets from 2003 to 2006. Prior to 2003, Mr. Boisture served in various roles at Gulfstream Aerospace, including as Executive Vice President from 1994 to 1999 when Gulfstream Aerospace was privately held, and as President of Gulfstream Aerospace and Executive Vice President Aerospace, General Dynamics Corporation, from 1999 to 2003. He also served as President of British Aerospace Corporate Jets from 1991 to 1993, and as Chairman and Chief Executive Officer of Butler Aviation, predecessor to Signature Flight Services, from 1989 to 1991. He is a Trustee of the Falcon Foundation and a member of World Presidents Organization. Mr. Boisture also served as Senior Advisor Aerospace for The Carlyle Group from 2005 to 2009. He has also served on the boards of Intrepid Aviation, Landmark Aviation and ARINC in the past five years.

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

William E. Brown has been our Executive Vice President – Global Operations since August 2009, and was President, Global Customer Service and Support from May 2007 to August 2009. Mr. Brown was President and General Manager of AAR Aircraft Services in Oklahoma from March 2006 to May 2007. Prior to his employment at AAR Aircraft Services, Mr. Brown held senior-level positions with Independence Air from July 2003 to March 2006; Avborne Inc. from January 2003 to May 2003; and Midwest Airlines from September 1999 to January 2003.

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

Admiral James I. Maslowski (U.S. Navy Retired) has been our President – U.S. and International Government Business since June 2009, and was Vice President of Government Business from September 2007 to June 2009. He was Vice President, International, for Raytheon Company at its missile systems business in Tucson, Arizona from September 2002 until September 2007. Admiral Maslowski had a nearly 40-year career in the U.S. Navy, retiring as Rear Admiral in 2001. During his career at the U.S. Navy, he served in many capacities, including as director, Navy International Programs Office; Executive Officer and Commanding Officer of VA-94 and USS Kitty Hawk; Commanding Officer of USS Concord; and Principal Deputy for the U.S. Senate Liaison, Office of Legislative Affairs.

Edward P. Petkus has been our Vice President – Product Development and Engineering since February 2009 and was our (acting) Vice President – Product Development and Engineering from November 2008 to February 2009. Mr. Petkus joined the Company in May 2007. Prior to joining the Company, Mr. Petkus was Chief Engineer, New Product Development of Boeing Commercial Airplanes from February 2001 – December 2005, and Director of Boeing 787 Airplane Development from December 2005 to May 2007.

Scott A. Shepherd has been Vice President – Integrated Supply Chain since July 2008 when he joined the Company. Prior to joining the Company, Mr. Shepherd was with Ford Motor Company for 18 years in increasingly responsible leadership roles, including as Director – Americas Purchasing Operations and Program Management, and Director – Chassis and Driveline Procurement

Christi R. Tannahill has been Vice President – Global Customer Service and Support since August 2009. Ms. Tannahill has been with the Company since 1998, and was Vice President – Hawker Beechcraft Global Parts and Services from February 2009 to August 2009. Ms. Tannahill also served as a Director of our subsidiary, Rapid Aircraft Parts Inventory & Distribution Company, LLC from February 2005 through December 2009. Prior to joining HBC, she led the Quality department for Koch Industries’ aviation division, and managed Delta’s Wichita, Kansas customer support division.

Shawn W. Vick joined the Company is July 2009, and is Executive Vice President – Sales, Marketing and Flight Operations. Prior to joining the Company, Mr. Vick was President and CEO of Landmark Aviation from July 2004 to July 2008, and held increasingly responsible leadership positions at British Aerospace, Gulfstream and Bombardier before going to Landmark.

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

John F.X. Daly has been a director of HBI since March 2007. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman Sachs, which he joined in 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman Sachs. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director of Cooper Standard Automotive, McJunkin Redman, and Fiberlink Communications Corp.

David R. Hirsch has been a director of HBI since March 2007. Mr. Hirsch is a Principal at Onex Corporation, which he joined in 2003. Mr. Hirsch previously worked at JPMorgan Partners and CIBC World Markets. Mr. Hirsch also serves on the board of directors of SITEL Worldwide Corporation. In the past five years, Mr. Hirsch has also been a director of CEI Holdings Inc.

Sanjeev K. Mehra has been a director of HBI since March 2007 and is HBI’s Chairman of the Board. Mr. Mehra joined Goldman Sachs in 1986. Mr. Mehra is a Managing Director and partner in the Principal Investment Area of Goldman Sachs. Mr. Mehra serves on the boards of directors of KAR holdings, SunGard Data Systems, Inc., Burger King Corporation, ARAMARK Corporation, and several private companies.

Leo F. Mullin has been a director of HBI since March 2007. Mr. Mullin retired from Delta Airlines as Chairman in April 2004, after having served as Chief Executive Officer of Delta from 1997 to 2003. Delta Air Lines declared bankruptcy in September 2005, and emerged from bankruptcy in April 2007. Since 2004, Mr. Mullin has been serving as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. Mr. Mullin is also a public company director of Johnson & Johnson, ACE Limited and Educational Management Corporation. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as the company’s President and Chief Operating Officer from 1993 to 1995. In the past five years, Mr. Mullin has also served as a public company director of Bell South Corporation.

Nigel S. Wright has been a director of HBI since March 2007. Mr. Wright is a Managing Director of Onex Corporation, which he joined in 1997. Prior to joining Onex, Mr. Wright was a partner at the law firm of Davies, Ward & Beck, where he practiced mergers and acquisitions and securities law. He worked previously for approximately three years in the policy unit of the Canadian Prime Minister’s office. Mr. Wright also serves on the board of directors and compensation committee of Spirit AeroSystems Holdings, Inc. Mr. Wright is a former director and officer of Magnatrax Corporation. Magnatrax Corporation declared bankruptcy in May 2003 while Mr. Wright was a director. Magnatrax Corporation emerged from bankruptcy protection in January 2004. In the past five years, Mr. Wright has also served on the boards of ResCare, Inc. and Indigo Books and Music, Inc.

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

•

an opportunity to make an irrevocable election annually to defer up to 50% of their cash compensation and until the match was discontinued in October 2009, there was also an opportunity to earn a 4% company matching contribution in a deferred compensation plan.

In addition, each director who is not our employee or an employee of the GS entities, the Onex entities, or their respective affiliates and who also serves as a Chairperson for the Audit Committee of the Board of Directors of HBI will receive an additional $1,250 per quarter.

Director Compensation Table – 2009

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Leo F. Mullin	$55,000	$45,000	$100,000
Donald G. Cook	50,000	45,000	95,000
Brian Barents	50,000	45,000	95,000
Sanjeev K. Mehra	—	—	—
Nigel S. Wright	—	—	—
John F.X. Daly	—	—	—
David R. Hirsch	—	—	—

(1)	During 2009, Mr. Mullin and General Cook elected to receive all of their compensation in shares of HBI common stock. General Barents elected to receive 50% of his compensation in shares of HBI common stock, and 50% of his compensation in cash, or $25,000. To determine the amount of equity to be converted into HBI common stock shares from the amounts earned by each director, on a quarterly basis, the amount of fees earned by each director, and designated to be paid in shares, was divided by the fair market value per share for the quarter for which the fees were earned, as determined by the HBI Board of Directors. The numbers of shares of common stock issued to each director for 2009 services as directors were: Mr. Mullin, 7,906.25 shares, General Barents, 3,593.75 shares, and General Cook, 7,187.5 shares. There are no vesting requirements applicable for such shares.
(2)	The amounts shown for option awards relate to stock options granted under HBI’s 2007 Stock Option Plan. These amounts are equal to the grant date fair value of the option awards. The grant date fair value of the option awards granted in 2007 to Mr. Mullin, General Cook and General Barents, computed in accordance with FASB ASC Topic 718, was $40,200, $41,700 and $41,700, respectively. The grant date fair value of the option awards granted in 2008 to Mr. Mullin, General Cook and General Barents, computed in accordance with FASB ASC Topic 718, was $36,640, $37,280 and $37,280, respectively. At December 31, 2009, the numbers of shares underlying stock options granted in 2009 to Mr. Mullin, General Cook and General Barents were 12,500 shares, 12,500 shares and 12,500 shares, respectively, at an exercise price of $8.00 per share. Such options will vest on March 23, 2010, August 3, 2010 and August 3, 2010, respectively. As of December 31, 2009, Mr. Mullin, General Cook and General Barents each had an aggregate number of 30,500 options outstanding, and held an aggregate number of HBI shares in the amounts of 58,112.5, 5,675, and 5,812.5, respectively.

Code of Conduct

Hawker Beechcraft has adopted a Code of Conduct Business Ethics and Compliance (the “Code of Conduct”), which is applicable to all employees, officers and directors of the Company, including the Chairman and Chief Executive Officer, the Vice President and Chief Financial Officer and the Vice President and Controller. Our Code of Conduct is posted on our website at www.hawkerbeechcraft.com. A copy of the Code of Conduct may be obtained, without charge, by contacting our Ethics Office at 316.676.8312 or by writing to Hawker Beechcraft Corporation, 10511 E. Central, Wichita, KS 67206. The information contained in our website is expressly not incorporated by reference into this Annual Report on Form 10-K, and the reference to our website address is intended to be a textual reference only.

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

The following provides a brief overview of the more detailed disclosure set forth in this Compensation Discussion and Analysis:

•

The Compensation Committee of our Board of Directors is responsible for administering our compensation program and makes compensation decisions, except in the case of CEO compensation, upon recommendation from the Chief Executive Officer (“CEO”) and the Vice President of Human Resources. Decisions regarding CEO compensation are made by the Compensation Committee without reliance on any recommendation from management.

•

The objectives of our executive compensation program are to: (i) attract and retain talented and highly-skilled executives; (ii) align executive pay with performance; (iii) align executive and shareholder interests; and (iv) provide an incentive for long-term continued employment with the Company.

•

Our executive compensation consists of: (i) base annual salary; (ii) incentive-based “pay at risk” compensation; and (iii) long-term equity-linked awards. We provide only limited perquisites to certain executive officers.

•

We established a pay-for-performance environment by linking short-term incentive-based compensation to the achievement of financial and non-financial goals. The level of achievement of these goals for 2009 resulted in an incentive award payout of 27.4% of target for participating named executive officers, other than Mr. Boisture and Mr. Hatt.

•

Mr. Boisture received a discretionary award in the amount of $950,000, approved by the Board on February 19, 2010. $475,000 of the award will be paid in cash in the first quarter of 2010 and the remaining $475,000 will be paid as Restricted Stock Units.

•

Except for Mr. Shepherd and Mr. Brown, none of the named executive officers (the executives named in our “Summary Compensation Table”) received an increase to base annual salary during 2009. Mr. Boisture voluntarily took a 10% base salary reduction in August of 2009.

•

Our executive officers are encouraged to make substantial investments in the Company through purchases of common shares of our parent company, HBI, at the fair value of those common shares for the quarter in which each investment is made. These investments are accompanied by matching grants of stock options to the executive officers at the time of purchase. We view these investments and equity positions as a significant alignment of management and shareholder interests.

•	The Compensation Committee evaluates the performance of our CEO and the other named executive officers.

•	We believe that our compensation program successfully achieves its objectives.

2009 COMPENSATION

Management Overview

A number of changes occurred at the named executive officer level of Hawker Beechcraft Corporation during 2009:

•	Mr. Schuster resigned as CEO effective March 23, 2009. The new CEO, W.W. Boisture, Jr., was appointed on that same date.

•	On August 17, 2009, Mr. Nguyen, our Senior Vice President, Operations, announced his resignation.

•	Mr. Hatt, Senior Vice President of Sales, remained employed with HBC until February 8, 2010, but his title and duties changed in June of 2009. On January 20, 2010, Mr. Hatt announced his resignation.

In addition, throughout the year, the Board and management strengthened the leadership team of the Company by adding significant external talent and restructuring roles and responsibilities, including the consolidation of sales and marketing into one organization.

Role and Responsibilities

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for all decisions regarding our executive compensation philosophy and strategy. The Committee intends that all compensation and benefits provided to our executives be reasonable, fair and competitive. The Committee is charged with the authority and responsibility to approve all executive compensation, equity programs and benefits matters.

The Committee makes all final decisions in setting the compensation for our named executive officers and other members of our senior leadership team, the individuals who report directly to the CEO. The Committee is also responsible for approving equity award grants for all employees. These decisions, other than decisions involving the compensation of our CEO, are based on recommendations made by the CEO and our Vice President of Human Resources. The CEO’s compensation is determined solely by the Committee. The Committee uses its discretion and judgment in accepting or modifying the recommendations of the CEO and the Vice President of Human Resources in making its final decisions regarding compensation.

In setting executive compensation levels, the Committee does not engage in formal benchmarking against a specific list of peer group companies, but the Committee does consider generally available market data on compensation paid to executives with similar responsibilities at comparable companies in the geographical region and aerospace industry, as well as companies of similar size and operations. We also use general salary comparison data, such as that available through Organization Resource Counselors (ORC Worldwide), to evaluate the reasonableness of our compensation program. Importantly, given the high proportion of the members of the senior leadership team that have been recruited externally in recent years, for new executives joining the Company, historical compensation data for each executive is taken into consideration, including base salary, annual and long-term incentive compensation, as well as equity ownership. Finally, in making individual executive compensation decisions, the Committee evaluates each executive’s scope of responsibility, expected contributions to financial and non-financial performance, and breadth of experience in determining appropriate compensation levels.

Compensation Objectives

The compensation paid or awarded to our named executive officers for 2009 was designed to meet the following objectives:

•	Provide compensation that enables us to attract and retain highly-skilled executives. We refer to this objective as “competitive compensation.”

•	Create a compensation structure that, in large part, is based on the achievement of formally established performance goals. We refer to this compensation as “performance incentives” or “pay at risk”.

•	Provide long-term incentives to align executive and shareholder interests. We refer to this objective as “stakeholder incentives.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

Elements of Our Compensation Program for Named Executive Officers

Our compensation objectives are achieved by using the following elements in our compensation program for named executive officers:

Element of Compensation Program	Employees Covered	Description	Key Objectives Promoted
Base Salary	All salaried employees	Fixed annual compensation paid in accordance with our regular payroll procedures during the year.	• Competitive Compensation • Retention Incentives

Management Incentive Plan (“MIP”)	Approximately 160 employees	Pay at risk based on performance against pre-established goals over the fiscal year.	• Competitive Compensation • Performance Incentives

Stock Options	Approximately 50 employees	Right to purchase common stock at a set price for a period of time after the right vests.	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives

Restricted Stock Unit Awards	2 employees	Restricted Stock Unit awards which vest over time	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives
Other Compensation Elements
HBC Retirement Income Plan for Salaried Employees	All salaried employees who were hired prior to January 1, 2007	Company funded defined benefit retirement plan provided to all salaried employees; the amount of the benefit depends on an employee’s years of service with the Company and annual compensation.	• Competitive Compensation • Retention Incentives

HBC Savings and Investment Plan 401(k) Plan	All employees	A 401(k) retirement savings plan that enables employees to defer a portion of their compensation with a Company matching contribution of up to 4% of an employee’s eligible compensation. The company match was suspended effective October 1, 2009 and upon re-evaluation in late 2010, may be reinstated effective January 1, 2011.	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives

Other Compensation Elements
HBC Retirement Income Savings Feature within the HBC Savings and Investment 401(k) Plan	All salaried employees who were hired after January 1, 2007	Company funded defined contribution retirement plan; the amount of the benefit depends on the employee’s age and years of service with the Company.	• Competitive Compensation • Retention Incentives

HBC Excess Pension Plan	Retirees whose retirement benefits exceed Internal Revenue Service guidelines under the HBC Retirement Income Plan for Salaried Employees	A nonqualified, unfunded plan designed to provide supplemental retirement benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA. Participants are retirees under the HBC Retirement Income Plan for Salaried Employees, a qualified plan, whose benefits are limited by Code Section 415 and/or Code Section 401(a)(17). It allows for benefits equal to the amount that would have been accrued under the qualified plan if the limitations did not apply, reduced by the actual benefit accrued under the qualified plan.	• Competitive Compensation • Retention Incentives

Hawker Beechcraft Excess Savings and Deferred Compensation Plan	41 employees participate, 5 NEOs participate

A nonqualified, unfunded plan designed to provide specified benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA, and other eligible individuals. It allows: (1) executives to defer up to 50% of base salary and up to 90% of annual MIP award; (2) three HBI directors who receive compensation for serving as directors, to defer up to 50% of their cash compensation. The Company provides a matching contribution equal to a maximum of 4% of an employee’s eligible compensation. The company match was suspended effective October 1, 2009, and upon re-evaluation in late 2010, may be reinstated effective January 1, 2011.

It also allows additional discretionary employer contributions in an amount that would have been contributed as a retirement income savings contribution under the 401(k) plan if there had not been a contribution limitation under the 401(k) plan. This contribution is determined by reference to an individual’s age and years of service.

• Competitive Compensation • Retention Incentives

Benefits	All employees	Health, life and disability insurance benefits.	• Competitive Compensation • Retention Incentives

Perquisites	All named executive officers (unless otherwise noted)	Personal benefits provided to executives, such as personal use of corporate aircraft (Messrs. Schuster, Boisture, Anderson, and Hatt), home security systems or security services (Messrs. Schuster, Jiwanlal and Hatt), payment of executive life insurance, excess liability premiums, and executive physicals.	• Competitive Compensation

Our Target Pay Mix

The total compensation package for our executive officers consists of base salary, incentive-based “pay at risk” compensation, long-term equity awards, and benefits. In determining the target level of compensation and compensation opportunities, we consider market practice, business objectives, expectations of our shareholders, and our own subjective assessment of individual executives’ performance, growth and future potential.

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

Factors Considered in Making Compensation Decisions

Actual compensation levels are a function of company and individual performance as described under each specific compensation element below. When making pay decisions, the Committee considers the competitiveness of individual elements of compensation as well as the aggregate sum of base salary, annual pay at risk and the expected value of long-term incentives (determined at grant) for an executive officer. The Committee may also consider salary increase history, past pay at risk awards and past equity awards as context in understanding year-to-year changes in compensation and retention effect of prior awards. Under the Management Incentive Plan, initial award amounts are determined based on a comparison of actual performance to pre-established criteria. The Committee retains the discretion to decrease the size of individual awards in situations where an executive officer’s individual performance falls below expectations. Final decisions on any major element of compensation, as well as total compensation for executive officers, are made by the Committee.

The compensation program is generally applied consistently to NEOs. Exceptions related to CEO compensation are noted throughout this Compensation Discussion and Analysis.

Chief Executive Officer Compensation

The Committee has in the past established performance objectives for the CEO based on our annual business plan and long-term strategic goals approved by the Board of Directors. The Committee has evaluated the CEO’s performance against these goals annually. The Committee has also considered market data, comparisons of our performance to our peers, and strategic achievements during the year. Based on these factors, the Committee has made recommendations concerning base salary increases, targets under the MIP and annual incentive award payments. In 2009, the Committee negotiated the compensation of Mr. Boisture as part of his recruitment to the Company. Mr. Boisture voluntarily initiated a reduction of his salary during the course of 2009. For 2010 and in subsequent years, the Committee intends to return to its prior practice in regards to the CEO, as described earlier in this paragraph. The Committee holds regularly-scheduled executive sessions to discuss CEO performance and compensation, as well as other matters, without any executive officers present. The Committee seeks Board of Director input and approval for certain decisions relating to CEO compensation.

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

Base Salaries

We provide each of our executive officers with a base salary commensurate with his or her level of expertise and contributions to the Company in relation to comparable positions in the marketplace. The base salaries for named executive officers reflect input from the CEO, the Vice President of Human Resources and the Committee, based on prior employment history and job responsibilities. Individual salary amounts are not objectively determined, but instead reflect the final judgment of the Committee after taking into account management’s recommendation with respect to each executive’s expected contributions to the Company, experience and other factors, including any retention concerns and internal equity considerations. The base annual salary of each executive officer is reviewed annually and may be adjusted from time to time to recognize individual performance, promotion, competitive compensation issues, retention requirements, as well as internal equity and other subjective factors.

Mr. Scott Shepherd received a base salary increase, effective December 29, 2009, the result of his being promoted to the senior leadership team level. Mr. Bill Brown received a base salary increase, effective September 7, 2009, the result of his change in duties and title to Executive Vice President – Global Operations. Due to the cost savings measures implemented in 2009, none of the other named executive officers received a base salary increase during 2009. Mr. Boisture voluntarily initiated a 10% reduction of his base salary in August of 2009.

2009 Management Incentive Plan Award

We established the 2009 Management Incentive Plan (“2009 MIP”) to align executive pay with overall company performance and the 2009 MIP is the “at risk” component of the total compensation package for our executive officers. The plan provides a target award amount for each of our named executive officers based on a percentage of their salary. The individual base salaries and target awards for 2009 are set forth in the chart below (towards the end of this section), which also details the actual payout to the named executive officers under the 2009 MIP.

The plan provides for award payments based on the achievement of certain corporate financial performance and non-financial measures. The determination of awards for the named executive officers other than Mr. Boisture was based, on a purely formulaic basis, on achievement of these performance measures. The award for Mr. Boisture was determined entirely at the discretion of the Compensation Committee.

The corporate performance measures (“Performance Measures”) utilized in 2009 along with the weighting, description, and achievement percentage of each measure were as follows (the applicable measurement period for all measures was January 1, 2009 through December 31, 2009):

Target Weighting	Performance Measure	Description	Achievement
25%	EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for significant non-recurring items including: (i) non-cash asset impairment charges (ii) severance and other related charges associated with reducing the size of the organization and charges related to rescheduling previously planned material receipts, (iii) charges related to gains and losses on foreign exchange derivatives, and (iv) non-cash compensation expense. EBITDA was also adjusted to exclude the gain realized on purchases of the Company’s debt securities. We selected this measure because it indicates our ability to control expenditures and realize a meaningful return from the sale of our products. This measure is also related to metrics that were relevant to our debt financing arrangements throughout most of 2009.	0%

12.5%	Adjusted Free Cash Flow	The sum of (i) operating cash flow, (ii) the cash flow impact of capital spending and internal use software spending, net of IRB proceeds received, and (iii) the net incremental cash flow impact from a third party financing arrangement established for the purpose of purchasing aircraft engines. Cash flow used to purchase debt securities, borrow from our revolver facility, and resulting from the issuance of additional debt is specifically excluded from this calculation. The applicable period of time for this measure was January 1, 2009 through December 31, 2009. We selected this measure because we believe it provides a useful indicator of our ability to manage invested capital and generate cash.	0%

12.4%	Quarter End Cash-on – Hand Balance	The achievement of targeted cash on hand balances (excluding any cash used for debt securities purchases, revolver borrowings, or cash generated by new debt issuance) at the end of each quarter. We selected this measure because we believe that it focuses on improving the linearity of aircraft deliveries and financial results vs. prior years when the predominant number of deliveries (and therefore cash flow and earnings) were generated during the fourth quarter of the fiscal year.	3.1%

Target Weighting	Performance Measure	Description	Achievement
15%	Adjusted Net Bookings Margin	This measure is the dollar value of the gross margin that will ultimately be generated by net bookings during the period. This measure is a key metric because it focuses on our ability to generate orders in a highly competitive industry. The calculation for adjusted net bookings margin is based on current year budgeted margin percentage rates by model applied to the dollar value of gross orders received, and places a higher weighting on orders taken that will deliver during 2009 and 2010 than gross orders received in 2009 that will not convert into deliveries and revenue until 2011 or later. In light of the recession and its impact on the deteriorating General Aviation market in 2009, order cancellations during the year were assigned a lower weighting in the overall calculation.	16.3%

15%	H4000 Deliveries	This measure is focused on the actual quantity of H4000 aircraft to be delivered during 2009. We selected this measure because of the historical delays encountered on this program and the importance of converting working capital investment in the program into cash.	0%

10%	Product Development/Entry into Service/Key Engineering Program Milestones	Achieve targeted dates for specific product development milestone metrics for seven different identified programs. We selected these measures due to the importance of meeting new commitments to our customers as well as to achieve certain key program milestone deadlines with the FAA and EASA.	8%

10%	Discrete Section/Function Metrics	Achieve targeted metrics identified specifically for individual departments or functional areas	0%

100%			27.4%

These Performance Measures determine the funding of the available pool under the MIP. For some of the Performance Measures noted above, the value assigned to the measure ranges from 0% to 125% of the target weighting while other metrics that were measured on a binary (success/failure) basis, the value assigned to the measure ranges from 0% to 100%. In the aggregate, the value assigned to the overall pool ranges from 0% to 113.1%. No value is assigned if the threshold goal for the measure is not met. For those performance measures not evaluated on a binary (success/failure) basis, if the threshold is met, a value ranging from 73.3% (for the Hawker 4000 deliveries measure) to 90% (for other measures) of the target amount is assigned with the value increasing proportionally for values over the threshold until the maximum value is achieved. Under the terms of his Separation Agreement, Mr. Nguyen’s maximum payout for the 2009 MIP is 67% of the amount he would have been eligible to receive had he worked the full year for the Company. For all named executive officers other than Mr. Boisture, the maximum payouts under the 2009 MIP are 112.5% of their target awards. The actual percentage amount of target incentives earned by each individual is determined by applying the same percentage, calculated by achievement of the financial and non-financial metrics, used to determine the size of the available incentive pool. For each named executive officer, with the exception of Mr. Boisture, the percentage fixed by achievement of these financial and non-financial measures made up 100% of the individual’s final incentive payout under the 2009 MIP. Mr. Boisture was eligible for a discretionary payment to be determined at the sole discretion of the Board. Mr. Hatt did not participate in the 2009 MIP, but received commissions on sales instead.

Targets were set for each Performance Measure near the beginning of the performance cycle. The performance targets and actual performance for these goals will not be disclosed because they represent confidential financial information that is not otherwise disclosed to the public. Disclosing this information would cause significant competitive harm to the Company. The metrics would provide competitors with insight into the strategic direction that management is expected to take with respect to the Company and would provide competitors with information concerning our view of market dynamics, as well as margin and pricing data. The targets were set at appropriate levels near the beginning of the performance cycle and were considered sufficient to motivate the achievement of financial performance. In addition, the targets represented a significant challenge for management. Adjusted Net Bookings Margin and product development metrics were substantially achieved. EBITDA, H4000 deliveries, Adjusted Free Cash Flow and Cash-on-Hand (with the exception of the March 2009 target) were not achieved. This resulted in a less than full 2009 MIP payout. The heavy weighting placed on financial performance measures given recent economic conditions made it difficult to achieve payout under the program. The fact that full payout of the MIP has not been achieved for the last two years demonstrates that the targets established for the MIP are challenging and the attainment of a full payment is not a given.

For 2009, the threshold targets were not met on the EBITDA, Free Cash Flow, and H4000 deliveries Performance Measures, resulting in a 2009 MIP score of 0% for each of these financial measures. Levels slightly above target were achieved on the Bookings measure, resulting in a 2009 MIP score of 16.3%. In addition, 3.1% was achieved for the Quarter Ending Cash on Hand Balance target. The maximum funding level was reached with respect to certain of the product development measures,, resulting in a score of 8% for that measure. Thus, the 2009 MIP funding based on the financial metrics totaled 27.4%, or $1,972,800 million. The Committee determined that Messrs. Anderson, Brown, Jiwanlal, Nguyen and Shepherd would receive 27.4% of their target incentive amount for 2009 on a purely formulaic basis. Mr. Schuster was not eligible to receive a payout under the 2009 MIP.

Based on the applicable performance ratings described above, payments to the named executive officers, as well as their target awards under the MIP, were as follows:

Executive Officer	Base Annual Salary	MIP Target Award Level (% of Base Salary)	Actual MIP Award ($)		MIP Payout Based on Performance Achieved (% of Target Award)	Actual MIP Payout Based on Performance Achieved (% of Base Salary)
W.W. Boisture, Jr.(1)	N/A	N/A		N/A	N/A	N/A
Sidney E. Anderson	330,000	75%		$67,815	27.4%	20.6%
Scott A, Shepherd	275,000	60%		$45,210	27.4%	16.4%
William E. Brown	290,000	75%		$59,595	27.4%	20.6%
Sharad B. Jiwanlal	248,518	50%		$34,047	27.4%	13.7%
James E. Schuster (2)	N/A	N/A	$	N/A	N/A	N/A
Bradley A. Hatt (2)	N/A			N/A	N/A	N/A
Giap Thanh-Nguyen (3)	350,000	60%		$38,360	27.4%	19.0%

(1)	Mr. Boisture’s award was determined by the Board of Directors in its sole discretion, and was not determined by measuring performance against particular Company targets.
(2)	Messrs. Schuster and Hatt did not participate in the 2009 MIP.
(3)	Mr. Nguyen’s MIP award was pro-rated on the basis of the number of months he was employed in 2009.

2009 Sales Commission Plan for Brad Hatt

During 2009, Mr. Hatt participated in a commission plan for aircraft sales during 2009. This plan provided for variable commissions, depending on the model of aircraft sold, and the achievement level attained against a targeted selling price for the particular aircraft model sold. This plan also provided that if an aircraft was sold in a prior year but was not delivered until 2009, his earned commission in 2009 would be one-half of the unit commission amount. Mr. Hatt was paid a total of $458,350 for sales commission incentives earned in 2009.

Additional Discretionary Payment

At its meeting in February 2010, the Compensation Committee reviewed results for the year ended December 31, 2009. As a result of the severe decline in market conditions after the 2009 annual operating plan was established, and in recognition of the Company’s performance during continuing challenging market conditions, the Committee recommended Board approval of a discretionary incentive payment to certain executive officers of up to 7.5% of base salary based upon the recommendations of the CEO and the Vice President of Human Resources. The Board approved the Committee’s recommendation by Unanimous Written Consent effective February 19, 2010. The amount paid to each NEO is reflected in the bonus column of the Summary Compensation Table.

Discretionary Payment for W. W. Boisture, Jr., Chief Executive Officer

On February 19, 2010, the Compensation Committee and the Board of Directors approved a discretionary award in the amount of $950,000 to Worth W. Boisture, Jr., Chief Executive Officer. The Board determined that Mr. Boisture exceeded expectations with respect to stabilizing the business during a period of severely declining demand in the general aviation segment. In addition, Mr. Boisture was successful in reducing costs while preserving the ability to invest in key product development activities, and has initiated good communications with all stakeholders. Mr. Boisture’s award of $950,000 is payable as follows: $475,000 payable in cash in the first quarter of 2010, and $475,000 to be paid in Restricted Stock Units (“RSUs”), with vesting of the RSUs to occur in two equal installments on each of December 31, 2010 and December 31, 2011 if Mr. Boisture is employed by the Company on such dates.

Long-Term Incentives

Hawker Beechcraft Corporation Retention Program/Hawker Beechcraft, Inc. Employee Equity Investment Plan

We created the Hawker Beechcraft, Inc. Employee Equity Investment Plan, which we refer to as the “Equity Incentive Plan,” so that our executives would have a tangible incentive to increase shareholder value. Under the Equity Incentive Plan, our executive officers are encouraged to invest in the purchase of Hawker Beechcraft, Inc. common shares. In connection with the Acquisition, we agreed to establish the Hawker Beechcraft Corporation Retention Program. This program was designed to enable former Raytheon employees to retain the benefits of Raytheon restricted stock and unvested options, provided they remained employed by us at the respective times that the restricted stock or options were scheduled to vest. We refer to this program as the “HBC Retention Program.”

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

Named executive officers that had not been employees of Raytheon are required to invest cash in order to purchase HBI common shares at the commencement of employment with the Company. To encourage participation in the Equity Incentive Plan by all executive officers and to provide an additional long-term equity-linked incentive, the Equity Incentive Plan provided that if the amounts applied by a participant to the acquisition of HBI shares, whether through application of HBC Retention Program amounts or cash purchase, exceeded a designated threshold amount, the participant was entitled to receive a stock option for a number of shares of HBI common stock equal to 3.5 times the sum of the number of shares of HBI common and/or restricted stock that the participant acquired under the Equity Incentive Plan. Mr. Boisture’s arrangements regarding his purchase of HBI common stock and grant of options to purchase HBI common stock are governed by the terms of his Employment Agreement, which is described under the caption “Employment Agreements,” which follows the Summary Compensation Table below. The number of shares of restricted stock acquired under the Equity Investment Plan is set forth under “Hawker Beechcraft Corporation Retention Program,” which follows the Summary Compensation Table below. The number of shares underlying options granted to Mr. Boisture , under the Equity Incentive Plan are shown in the Grants of Plan-Based Awards table. See the description of the Equity Incentive Plan following the Summary Compensation Table below.

The dollar amounts shown in the Summary Compensation Table with respect to stock awards generally reflect the amount of expense recognized by the Company in 2009 under FASB ASC Topic 718. See the footnotes to the Summary Compensation Table for further information.

Other Stock Option Grants

Over the course of the Equity Incentive Plan, we have made one-time grants of discretionary options that were not conditioned on purchases of HBI equity as part of the long-term equity-linked incentive program to executive officers other than Messrs. Boisture and Schuster, and to other key employees. We determined the number of options to be granted to each named executive officer without an arithmetic formula; the determination of the number of options to be granted was based on an evaluation relating to level of responsibility, breadth of experience, market factors, and internal equity concerns. For Messrs. Hatt and Jiwanlal, these one-time grants of options were made when the Company was acquired in March of 2007. For all other participants, these one-time grants of options were made when they commenced their employment with us. During 2009, one named executive officer and seven other executives received option grants.

Option grants made prior to March 23, 2009 in conjunction with the Equity Incentive Plan and other option grants have been divided among three types of options:

•	Time lapsed vested options vest in five equal annual increments, beginning on the first anniversary of the date of grant.

•

Performance–Vesting Type A and Performance–Vesting Type B options may vest in five equal annual increments, but an increment will vest only if the EBITDA target established by the Committee for the relevant year, which will be the same for both types of performance-vesting options, has been met. Upon the occurrence of certain events involving the disposition of securities by HBI shareholders affiliated with The Goldman Sachs Group, Inc. and Onex Corporation, all shares underlying outstanding performance-vesting options, including those that did not vest because an EBITDA target was not met, will vest for then-current employees if the Onex and GS entities achieve a specified internal rate of return. The Performance–Vesting Type A and Performance–Vesting Type B options specify different rates of return for this purpose.

Option grants made on and after March 23, 2009 in conjunction with the Equity Incentive Plan and other option grants have been divided among three types of options:

•	Time lapsed vested options vest in five equal annual increments, beginning on the first anniversary of the date of grant.

•

Market Vesting Type A and Market Vesting Type B options vest in five equal annual increments. However, for any of such options to become exercisable for then-current employees, there must be a Liquidity Event, as defined in the option agreements, and certain rates of return must be achieved as a result of the Liquidity Event. The Market Vesting Type A and Market Vesting Type B options specify different rates of return for achievement by the Onex and GS entities upon the occurrence of a Liquidity Event.

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

The dollar amounts shown in the Summary Compensation Table with respect to option awards generally reflect the amounts recognized by the Company in 2009 under FASB ASC Topic 718. See the footnotes to the Summary Compensation Table for further information.

Restricted Stock Unit Awards

Restricted Stock Unit (“RSUs”) grants of rights to receive common stock were given to Mr. Boisture in 2009. The RSUs will vest and become non-forfeitable in five equal annual increments. The number of RSUs acquired is set forth under the Outstanding Equity Awards—2009 Table, which follows the Grants of Plan-Based Awards Table below. The dollar amounts shown in the Summary Compensation Table with respect to RSUs generally reflect amounts recognized by the Company in 2009 under FASB ASC Topic 718. The number of RSUs granted to Mr. Boisture was negotiated in the course of his recruitment to the Company.

Personal Benefits

We provide our named executive officers with limited personal benefits that we believe are appropriate as part of a competitive compensation package that enables us to attract and retain highly skilled executives. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. The personal benefits currently provided to our named executive officers include relocation expenses for incoming named executive officers, personal use of our corporate aircraft by Messrs. Schuster, Boisture and Hatt, as well as for Mr. Anderson until May 29, 2009, as part of his relocation benefit, home security systems and services for Messrs. Schuster, Jiwanlal and Hatt, payment of executive life insurance, excess liability premiums and payment of executive physicals for all of our named executive officers. Perquisites and personal benefits, including personal use of aircraft, are included in the NEOs’ incomes, based on prescribed IRS laws and regulations.

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

Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees

This plan is a tax-qualified defined benefit plan that provides benefits to all salaried employees following retirement based upon a formula relating to years of service and annual compensation. Messrs. Schuster,, Hatt, and Jiwanlal participate in this plan. See the Pension Benefits table and accompanying narrative for additional information.

Hawker Beechcraft Corporation Savings and Investment Plan

This plan is a tax-qualified defined contribution plan available to all of our domestic employees. All of our named executive officers other than Mr. Nguyen participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited annual contributions in 2009 to $16,500, subject to the ability of persons age 50 or over to contribute an additional $5,500), up to a maximum of 50% of his or her salary on a pre-tax or post-tax basis. Until October 1, 2009, we provided a matching contribution equal to 100% of the first four percent of eligible compensation that an employee contributes in any year. The company match was suspended effective October 1, 2009 and upon re-evaluation in late 2010, may be reinstated effective January 1, 2011. Amounts credited to an employee’s account in the plan may be invested among a number of funds. A participant’s account is adjusted to reflect the rate of return, positive or negative, on the investments.

Hawker Beechcraft Corporation Retirement Income Savings Feature Within the Hawker Beechcraft Corporation Savings and Investment Plan

This is a tax-qualified defined contribution benefit that was added to the Hawker Beechcraft Corporation Savings and Investment Plan, and provides benefits following retirement based upon a formula relating to age and years of service. Contributions are made solely by the Company, and are limited to that certain amount that does not exceed the IRS rules based on salary. If the Company’s contributions meet the IRS threshold, any additional calculated contributions are made to the Company’s Nonqualified Excess Savings and Deferred Compensation Plan for the benefit of the employee. Messrs. Boisture, Anderson, Shepherd and Nguyen participate in this plan.

Hawker Beechcraft Corporation Excess Pension Plan

This plan is both an excess benefit plan as defined in Section 3(36) of ERISA and a nonqualified, unfunded plan designed to provide supplemental retirement benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA. The Excess Pension Plan Benefit payable under the plan equals the monthly benefit that would be payable to or on behalf of a Participant under the Retirement Plan without limitations on contributions, benefits, or compensation that are imposed by law or the Retirement Plan, and after being reduced by the monthly benefit actually payable to or on behalf of the Participant from the Retirement Plan. The benefits payable under the Plan are paid solely out of the general assets of the Company. Messrs. Jiwanlal, Hatt and Schuster participate in this plan.

Hawker Beechcraft Excess Savings and Deferred Compensation Plan

This plan is a nonqualified deferred compensation plan that provides tax benefits for eligible employees. Messrs Schuster and Jiwanlal participated in the deferral feature of this plan. Under the plan, an eligible employee can defer up to 50 percent of his or her salary and up to 90 percent of his or her annual MIP award, and HBI directors who receive compensation for serving as directors can defer up to 50% of their cash compensation. Until it was suspended effective October 1, 2009, we provided a contribution equal to a maximum of four percent, consistent with our matching contribution under the Savings Plan for Salaried Employees. We plan to re-evaluate the suspension of the Company match in late 2010, and this feature may be reinstated effective January 1, 2011. The plan also allows additional discretionary employer contributions in amounts that would have been contributed as a retirement income savings contribution under the Savings Plan for Salaried Employees if there had not been a contribution limitation under that plan. This contribution is determined by reference to an individual’s age and years of service. Messrs. Anderson, Shepherd, Brown and Nguyen participate in this feature of the plan. Amounts deferred under the plan generally are not subject to federal, and in many cases state, income taxes until they are distributed. An eligible employee can choose to have his or her contributions allocated to one or more of several notional investments, and his or her account is adjusted to reflect the deemed rate of return, positive or negative, on the notional investments. An eligible employee may choose to receive a payout following retirement, either in a lump sum or in annual installments. The plan also includes provisions for payment upon death or disability. See the Deferred Compensation table and accompanying narrative for additional information.

Separation Arrangements

Mr. Schuster

Effective March 23, 2009 (“Separation Date”), Mr. Schuster retired as CEO. The Company had previously entered into a Separation Agreement with Mr. Schuster on November 21, 2008. As previously disclosed in the 8-k filed with the Securities and Exchange Commission on March 24, 2009, and as reflected on the Summary of Estimated Potential Payments Upon Termination of Change in Control table, certain payments were made to Mr. Schuster as a result of his retirement.

Mr. Nguyen

On August 17, 2009, Mr. Nguyen announced his resignation as Senior Vice President – Operations. The Company and Mr. Nguyen entered into a separation of employment agreement and general release with an effective date of August 17, 2009. As previously disclosed in the 8-k filed with the Securities and Exchange Commission on September 15, 2009, and as reflected on the Summary of Estimated Potential Payments Upon Termination of Change in Control table, certain payments were made to Mr. Nguyen as a result of his resignation.

Mr.Hatt

On January 20, 2010 Mr. Hatt announced his resignation as Senior Vice President – Sales. The Company and Mr. Hatt entered into a separation of employment agreement and general release with an effective date of January 20, 2010. As previously disclosed in the 8-k filed with the Securities and Exchange Commission on January 26, 2010, and as reflected on the Summary of Estimated Potential Payments Upon Termination of Change in Control table, certain payments were made to Mr. Hatt as a result of his resignation.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Hawker Beechcraft, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted,

Nigel S. Wright, Chairman

Sanjeev K. Mehra

Leo F. Mullin

Brian Barents

Summary Compensation Table — 2009

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total

Worth W. Boisture, Jr. Chief Executive Officer	2009	$484,616	$950,000	$353,982 $	794,679	$—	$—	$198,994	$2,782,271

Sidney E. Anderson Chief Financial Officer	2009	330,000	24,750	—	154,803	67,815	—	191,547	768,915
	2008	70,625	60,000	—	34,987	—	—	65,880	231,492

Scott A. Shepherd Vice President, Supply Chain	2009	245,024	116,500	—	93,185	45,210	—	133,573	633,492

William E. Brown Executive VP, Global Operations	2009	263,857	21,750	—	62,021	59,595	—	26,855	434,078

Sharad B. Jiwanlal Vice President, Human Resources	2009	248,518	12,426	21,949	87,522	34,047	54,700	19,034	478,196
	2008	248,518	163,420	62,394	170,275	43,600	80,648	33,080	801,935
	2007	178,049	200,000	90,463	270,685	—	49,456	33,393	822,046

James E. Schuster Former Chief Executive Officer	2009	169,618	3,142,899	—	—	—	965,072	2,273,041	6,550,630
	2008	630,000	704,557	1,148,240	578,313	154,800	612,770	249,756	4,078,436
	2007	460,392	831,600	1,423,257	3,194,887	—	220,829	421,451	6,552,416

Bradley A. Hatt Former Pres.-Comm. Aircraft Sales	2009	658,440	—	28,672	152,410	—	194,509	32,589	1,066,620
	2008	316,181	301,496	90,963	297,816	55,500	223,136	36,065	1,321,157
	2007	227,495	250,000	172,570	464,837	—	82,800	42,256	1,239,958

Giap Thanh-Nguyen Former Sr. VP, Operations	2009	242,309	—	—	—	38,360	—	305,276	585,945
	2008	350,000	—	—	237,011	73,700	—	64,710	725,421

(1)	Mr. Boisture commenced employment in March 2009. Therefore, the salary amount shown for him is not for a full year. Messrs. Schuster and Nguyen resigned in March and August 2009, respectively. Therefore, salary amounts shown for them are not for a full year. Mr. Hatt’s position as an executive officer changed in July 2009 and his 2009 cash compensation plan also changed. Mr. Hatt’s 2009 salary includes $458,350 for sales commissions. Such sales commissions were not tied to specific sales metrics.
(2)	For Mr. Boisture, the amount shown represents his discretionary award for 2009 approved by the Board on February 19, 2010, payable as follows: $475,000 in cash immediately, and $475,000 in Restricted Stock Units (“RSUs”), valued at $5.00 per unit, which vest in 50% installments at the end of each of 2010 and 2011 if Mr. Boisture is employed by the Company on those dates. Amounts shown include or reflect discretionary awards for 2009 as follows:

Sidney E. Anderson	$24,750
Scott A. Shepherd	16,500
William E. Brown	21,750
Sharad B. Jiwanlal	12,426

Also included are a final installment of two $100,000 hiring bonuses for Mr. Shepherd; for Mr. Jiwanlal, $15,620 for compensation to him for the 2009 vested portion of his Hawker Beechcraft Retention amount retained by the Company to pay his estimated tax obligations for the Hawker Beechcraft retention amount that vested during 2009; for Mr. Schuster, a $2,198,932 retention bonus from Raytheon and $943,967 for compensation to him for the 2009 vested portion of his Hawker Beechcraft Retention amount retained by the Company to pay his estimated tax obligations for the Hawker Beechcraft retention amount that vested during 2009.

(3)	Amounts shown for Stock Awards relate to restricted stock and restricted stock unit awards, and are equal to the dollar amounts recognized in 2009 for financial reporting purposes, computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 16 to our Consolidated Financial Statements.
(4)	Amounts shown for Option Awards are equal to the dollar amounts recognized in 2009 for financial reporting purposes, computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 16 to our Consolidated Financial Statements.
(5)	Amounts shown for 2009 reflect achievement of 27.4% against formulaic metrics under the 2009 Management Incentive Plan.
(6)	The amounts shown in this column are changes in pension values only. None of the NEO participants (Messrs. Jiwanlal, Schuster and Hatt) received earnings on their deferred compensation at above-market or preferential rates (as defined by the SEC). For more information on our deferred compensation plan, see “Nonqualified Deferred Compensation” below.
(7)	This Column includes perquisites, tax reimbursements, severance pay, the Company’s matching contributions to participants’ 401(k)s, the Company’s contributions to participants’ Retirement Income Savings Plan (“RISP”) accounts, the Company’s contributions to participants’ nonqualified deferred compensation accounts and dividends paid on restricted stock, as set forth in the tables below:

Name	Perquisites	Tax Reimbursements	Termination or Severance Payment	401(k) Match	RISP Contribution	Deferred Compensation Contribution	Paid on Restricted Stock	Total
Worth W. Boisture, Jr.	$167,485	$8,947	$—	$7,862	$14,700	$—	$—	$198,994
Sidney E. Anderson	112,413	46,058	—	9,676	14,700	8,700	—	191,547
Scott A. Shepherd	52,635	51,300	—	6,762	12,250	10,626	—	133,573
William E. Brown	2,812	—	—	8,262	12,250	3,531	—	26,855
Sharad B. Jiwanlal	6,867	—	—	9,391	—	—	2,776	19,034
James E. Schuster	42,447	—	2,137,368	9,800	—	—	83,426	2,273,041
Bradley A. Hatt	19,289	—	—	8,182	—	—	5,118	32,589
Giap Thanh-Nguyen	12,591	—	277,083	—	12,250	3,352	—	305,276

The following named executive officers received perquisites aggregating more than $10,000 during 2009:

Name	Personal Use of Aircraft	Executive Relocation(8)	Private Security Services	Reimbursement of Legal Fees(9)	Miscellaneous Perquisites	Total
Worth W. Boisture, Jr.	$24,368	$90,535	$—	$44,824	$7,758	$167,485
Sidney E. Anderson	2,782	103,525	—	—	6,106	112,413
Scott A. Shepherd	—	51,422	—	—	1,213	52,635
James E. Schuster	30,955	—	3,732	—	7,760	42,447
Bradley A. Hatt	16,608	—	365	—	2,316	19,289
Giap Thanh-Nguyen	—	9,448	—	—	3,143	12,591

(8)	Includes private aircraft transportation amounts of $28,866 and $41,772, respectively, for Messrs. Boisture and Anderson.
(9)	Pursuant to the terms of his employment agreement, Mr. Boisture was reimbursed for legal fees incurred in negotiating his employment agreement.

The company offers limited benefits to its named executive officers, including relocation expenses, executive life insurance, executive physicals, and excess liability insurance. The company also offered personal use of aircraft for Messrs. Boisture, Anderson, Schuster, and Hatt. In addition, private aircraft transportation was made available as part of relocation benefits for Messrs. Boisture and Anderson.

We calculated the amount shown for personal use of company aircraft generally based on the average variable fuel and maintenance charges to us per flight hour with regard to each aircraft model used. The hourly variable costs for fuel and maintenance differ depending on the aircraft model used. Therefore, in calculating the cost of personal aircraft use, we multiply the average variable cost per flight hour by the number of hours flown for personal use on each particular model of aircraft. The amount shown for personal use of company aircraft generally is equal to the sum of the amounts attributable to each model of aircraft used by the executive. Largely because we keep our aircraft at our own facilities, we do not typically incur more than relatively minor charges relating to other operating items such as hangar/parking fees, landing/ramp fees and other miscellaneous variable operating costs; such charges are included as incremental costs in calculating costs for personal use of company aircraft. Our methodology also excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries. All other perquisites are valued at the actual cost to the Company to provide such perquisites.

Employment Agreements

On March 23, 2009, we entered into an employment agreement with Mr. Worth W. Boisture, Jr., our current Chief Executive Officer. Mr. Boisture’s employment agreement provides for a base salary at an annualized rate of $630,000, with an annual performance bonus target of 100% of his salary. Mr. Boisture was guaranteed a minimum $475,000 bonus for 2009. Mr. Boisture was also provided an equity grant of 125,000 restricted stock units, and was granted options for 1,243,750 shares of HBI stock. In addition to the executive relocation benefits provided to Mr. Boisture, the Company agreed to purchase his residence in Savannah, George for 95% of the average of two independent valuations of the residence if he is unable to sell within six months. Mr. Boisture’s agreement also provided for reimbursement of reasonable attorneys’ fees in connection with negotiating his employment agreement, five weeks of vacation, and one year post-employment non-compete and non-solicitation covenants, with perpetual confidentiality and non-disparagement covenants. If Mr. Boisture is terminated without cause or for good reason (as defined in the Employment Agreement), he will be entitled to receive one year of salary continuance and target bonus, payable over 12 months, and a prorated bonus for the year of termination, based on actual performance for the year.

Current Salaries

The annual salaries of the named executive officers in effect on the date of this Annual Report on Form 10-K are as follows:

Name	Annual Salary
Worth W. Boisture, Jr.	$567,000
Sidney E. Anderson	330,000
Scott A. Shepherd	275,000
William E. Brown	290,000
Sharad B. Jiwanlal	248,518

Raytheon Retention Bonus

Mr. Schuster was formerly employed by Raytheon, and, in 2006, he entered into a letter agreement with Raytheon under which he would be entitled to a retention bonus if (i) he remained employed by us through March 26, 2009 or (ii) if prior to March 26, 2009, (a) he was involuntarily separated from employment without “cause,” as defined in the letter agreement relating to the Raytheon retention bonus, and he did not become an employee of Raytheon; or (b) he was subject to a reduction in his base salary and targeted incentive compensation bonus opportunity to a level that is less than the sum of those emoluments payable by Raytheon Aircraft Company at the date of the Acquisition, and he left our employment and he did not become employed by Raytheon. Mr. Schuster’s agreement also provides that if any payment by Raytheon to or for the benefit of Mr. Schuster becomes subject to excise taxes under section 4999 of the Internal Revenue Code, or interest or penalties are incurred by Mr. Schuster with respect to such excise tax, he will receive an additional payment for the excise taxes, interest and penalties, and for additional taxes payable by him as a result of this payment. However, this provision would not apply if the net after-tax benefit of the payment is less than $50,000 as compared to the net after-tax benefits he would receive if Raytheon’s payment to him was reduced to a level that would eliminate the excise taxes, in which case the payment by Raytheon will be so reduced. The amount of bonus payable under Mr. Schuster’s agreement was $2,198,932. This amount was paid during 2009 and is included in the Bonus column of the Summary Compensation Table.

Hawker Beechcraft Corporation Retention Program

Messrs. Jiwanlal, Schuster and Hatt participated in the Hawker Beechcraft Corporation Retention Program, which we refer to as the “retention program.” HBC established participant accounts on the date of Acquisition for certain employees. The dollar amount credited to each participant was based on the number of unvested shares of Raytheon restricted stock the participant held at the date of the Acquisition, valued at $52.17 per share, and the value of any unvested Raytheon stock options held by the participant, determined by valuing the underlying stock at $52.17 per share less the applicable exercise price of the stock options. The total dollar amounts credited to Messrs. Jiwanlal, Schuster and Hatt’s accounts were $282,607, $4,503,499 and $504,328 respectively.

Portions of the named executives’ accounts vested and are payable to the executives in the same proportion, and at the same times, as their Raytheon restricted shares or stock options would have vested. The unvested amount of Mr. Schuster’s account became vested upon the execution of his Separation Agreement. A portion of Messrs. Jiwanlal and Hatt’s accounts vested in 2009, and are included in the bonus section of the Summary Compensation Table.

In connection with HBI’s Employee Equity Investment Plan described in Item 13 below, “Hawker Beechcraft, Inc. Employee Equity Investment Plan,” all of the participating named executive officers determined to apply all amounts in their respective retention program accounts, other than amounts retained to cover their estimated tax obligations, to the acquisition of HBI restricted stock. As a result, Messrs. Jiwanlal, Schuster, and Hatt acquired, at a deemed price of $10.00 per share, 18,115.1, 257,149.8 and 29,805.7 shares, respectively.

The restricted stock vests in the same proportion, and at the same times, as the executive’s account in the retention program would have vested. Mr. Schuster’s restricted stock vested upon the execution of his Separation Agreement. Under the terms of Mr. Schuster’s Separation Agreement, HBI, upon determination of the Board’s satisfaction with Mr. Schuster’s performance though the transition period, agreed to repurchase 75,000 shares from, Mr. Schuster at $10.00 per share. The HBI Board determined it was satisfied with Mr. Schuster’s performance during the transition period and he was paid $750,000.00 in April 2009. 7,708.1 shares of Mr. Hatt’s restricted stock vested in 2009, and 4,180.2 shares of Mr. Jiwanlal’s restricted stock vested in 2009.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

In connection with the Acquisition, HBI adopted the 2007 Stock Option Plan, under which options to purchase up to 9,782,434.5 shares of HBI common stock, constituting 8.5% of the HBI’s outstanding shares of common stock at the time of the Acquisition, may be granted to employees, directors and consultants of HBI and its subsidiaries. The plan has a term of ten years and is administered be the Compensation Committee of the Board of Directors of HBI. All options have an exercise price equal to the fair market value of a share of HBI common stock on the date of grant. In the absence of public trading of HBI common stock, the plan provides that fair market value is established by the Compensation Committee.

As described in “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below, the options granted on March 26, 2007 to the named executive officers other than Mr. Schuster were granted because they purchased an amount of HBI common stock and applied amounts under the HBC Retention Program to the acquisition of HBI restricted stock that, in the aggregate, exceeded a specified threshold under HBI’s Employee Equity Investment Plan. The numbers of options granted to Messrs. Boisture and Schuster were established in their respective employment agreements.

Three types of options have been granted under the plan. For options granted prior to March 23, 2009, there are time lapsed vested options that vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance- Vesting Type A and Performance – Vesting Type B options may vest in five equal annual increments, but an increment will vest only if the EBITDA target established by the Compensation Committee for the relative year has been met. Upon the occurrence of certain events involving the disposition of securities by the Onex and GS entities, all shares underlying outstanding performance-vesting options, including those that did not vest because an EBITDA target was not met, will vest if the Onex and GS entities achieve a specified internal rate of return. The Performance – Vesting Type A and Performance – Vesting Type B options specify different rates of return for this purpose.

For options granted on or after March 23, 2009, there are time lapsed vesting options that vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance – Vesting Type A and Performance – Vesting Type B options vest in five equal annual increments but are exercisable only if there is a liquidity event, and, for 50% of such options, the achievement of an 8% IRR and a 200% cash on cash return, and for the remaining 50% of such options, the achievement of an 8% IRR and such 300% cash on cash return.

Grants of Plan-Based Awards – 2009

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)	All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)
Worth W. Boisture, Jr. (5)		—	—	—	—	—	$—	$3,244,969
	3/23/2009 3/23/2009 3/23/2009	— — —	— — —	— — —	— 310,938 310,937	621,875 — —	8.00 8.00 8.00	— — —
Sidney E. Anderson		0	247,500	278,438				—
Scott A. Shepherd		0	165,000	185,625
William E. Brown		0	217,500	244,688
Sharad B. Jiwanlal		0	124,259	139,791
James E. Schuster (6)		—	—	—	—	—	—	—
Bradley A. Hatt (7)		—	—	—	—	—	—	—
Giap Thanh-Nguyen (8)		0	140,700	158,288	—	—	—	—

(1)	Amounts shown represent amounts that could be earned under the 2009 Management Incentive Plan. Mr. Boisture received a discretionary award that was not tied to performance objectives under the Management Incentive Plan. Messrs. Schuster and Hatt did not participate in the 2009 Management Incentive Plan. Actual awards are as follows:

Year Ended December 31, 2009

Name	Actual Award	Actual Award as Percentage of Target Award Opportunity
Worth W. Boisture, Jr.	$—	0.0%
Sidney E. Anderson	67,815	27.4%
Scott A. Shepherd	45,210	27.4%
William E. Brown	59,595	27.4%
Sharad B. Jiwanlal	34,047	27.4%
Giap Thanh-Nguyen	38,360	27.4%

(2)	This column shows the number of options granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan. Options are vested in 20% increments on each of the five anniversaries of the date of grant, but are exercisable only if there is a Liquidity Event and for 50% of such options, the achievement of an 8% IRR and 200% Cash on Cash Return, and for the other 50% of such options the achievement of an 8% IRR and a 300% Cash on Cash Return.
(3)	These options were granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan. Options are exercisable in equal 20% increments on the first five anniversaries of the date of grant.
(4)	Mr. Boisture was the only named executive officer who received a stock or option award during 2009. The grant date fair value is computed in accordance with FASB ASC Topic 718.
(5)	Under the terms of his employment agreement, Mr. Boisture was provided a target award of 100% of his salary. He was also guaranteed a minimum payout of $475,000 with a maximum award of 200%. The Board of Directors determined in July 2009 that instead of basing his award on Company performance criteria, his 2009 award would be determined at the sole discretion of the Board of Directors.
(6)	Mr. Schuster did not participate in the 2009 MIP. He received certain other payments described in “Potential Payments Upon Termination or Change-In-Control” following the Nonqualified Deferred Compensation Table.
(7)	Mr. Hatt did not participate in the 2009 MIP, but participated in a sales commission program instead.
(8)	Mr. Nguyen’s Separation Agreement provided for him to receive a 67% portion of any earned 2009 MIP, prorated on the basis of the number of months he was an employee in 2009.

Outstanding Equity Awards at December 31, 2009

The following table sets forth information regarding unexercised stock options and unvested restricted stock for the named executive officers outstanding as of December 31, 2009.

	Option Awards						Stock Awards
Name	Option Vesting Type	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)
Worth W. Boisture, Jr.	Time	—	621,875.0	—	$8.00	3/23/2019		$—
	Performance A	—	—	310,938.0	8.00	3/23/2019		—
	Performance B	—	—	310,937.0	8.00	3/23/2019		—
							125,000.0	$625,000.00
Sidney E. Anderson	Time	16,530.0	65,120.0	—	10.00	10/13/2018
	Performance A	—	—	45,925.0	10.00	10/13/2018
	Performance B	—	—	45,295.0	10.00	10/13/2018
Scott A. Shepherd	Time	8,659.0	34,636.0	—	12.50	8/7/2018	—	—
	Performance A	—	—	24,352.0	12.50	8/7/2018	—	—
	Performance B	—	—	24,352.0	12.50	8/7/2018	—	—
William E. Brown	Time	28,236.0	42,354.0	—	10.00	6/15/2017	—	—
	Performance A	8,470.0	—	33,882.0	10.00	6/15/2017	—	—
	Performance B	8,470.0	—	33,882.0	10.00	6/15/2017	—	—
Sharad B. Jiwanlal	Time	41,791.0	62,686.6	—	10.00	3/26/2017
	Performance A	11,753.2	—	47,012.7	10.00	3/26/2017
	Performance B	11,753.2	—	47,012.7	10.00	3/26/2017
							4,180.2	20,901.00
James E. Schuster	Time	506,384.8	—	—	10.00	12/31/2011
	Performance A	142,420.7	—	—	10.00	12/31/2011
	Performance B	142,420.7	—	—	10.00	12/31/2011
Bradley A. Hatt	Time	44,126.1	66,189.2	—	10.00	3/26/2017	3854.1	19,270.50
	Performance A	12,409.9	—	49,639.6	10.00	3/26/2017
	Performance B	12,409.9	—	49,639.6	10.00	3/26/2017
Time		28,236.0	42,354.0	—	10.00	5/29/2017
	Performance A	7,941.0	—	31,764.0	10.00	5/29/2017
	Performance B	7,941.0	—	31,764.0	10.00	5/29/2017
Giap Thanh-Nguyen	Time	—	111,767.5	—	10.00	10/22/2017
	Performance A	—	62,866.2	—	10.00	10/22/2017
	Performance B	—	62,866.2	—	10.00	10/22/2017

(1)	Options that expire on March 26, 2017 vest in equal 20% increments beginning on March 26, 2008, the first anniversary of the date of grant, and on each of the next four anniversaries of the date of grant. Options that expire on May 29, 2017 vest in equal 20% increments beginning on March 26, 2008 and on each of the next four anniversaries of the date of grant. Options that expire on June 15, 2017 vest in equal 20% increments beginning on June 15, 2008 and on each of the next four anniversaries of the date of grant. Options that expire on October 22, 2017 vest in equal 20% increments beginning on October 22, 2008, the first anniversary of the date of grant, and on each of the next four anniversaries of the date of grant. Options that expire on August 7, 2018 vest in equal 20% increments beginning August 7, 2009 and on each of the next four anniversaries of the date of grant. Options that expire on October 13, 2018 vest in equal 20% increments beginning on October 13, 2009, the first anniversary of the date of grant, and on each of the next four anniversaries of the date of grant. Options that expire on March 23, 2019 vest in equal 20% increments beginning on March 23, 2010 and on each of the next four anniversaries of the date of grant. Mr. Schuster’s option expiration date was determined in his Amended and Restated Separation Agreement.
(2)	For named executive officers other than Mr. Boisture, options are exercisable in equal 20% increments if the EBITDA target for the applicable year is achieved and vest on the date that the Company’s financial statements for the applicable year are presented to the committee. For Mr. Boisture the options vest in equal 20% increments but will become exercisable only if there is a Liquidity Event that results in an 8% IRR and a 200% Cash on Cash return for the 50% of such options, and an 8% IRR and a 300% Cash on Cash return for the other 50% of such options.

(3)	The following table sets forth vesting information for the outstanding restricted stock awards for each named executive officer who held restricted stock at December 31, 2009. Due to Mr. Hatt’s resignation in February 2010, these shares vested on his resignation date. See “Hawker Beechcraft Corporation Retention Program” in the narrative accompanying the Summary Compensation Table for further information.

Name	Date Awarded	Number of Shares of Restricted Stock	Vesting Date
Worth W. Boisture, Jr.(6)	3/23/2009	25,000.0	3/23/2010
		25,000.0	3/23/2011
		25,000.0	3/23/2012
		25,000.0	3/23/2013
		25,000.0	3/23/2014
Sharad B. Jiwanlal	3/26/2007	4,180.2	6/30/2010
Bradley A. Hatt(7)	3/26/2007	3,854.1	2/8/2010

(4)	Market value is based on a per share value of $5.00 at December 31, 2009.
(5)	Mr. Schuster’s exercisable options expire on December 31, 2011.
(6)	Restricted Stock Units held by Mr. Boisture will immediately vest in full upon the occurrence of certain events involving the disposition of securities by HBI shareholders affiliated with The Goldman Sachs Group, Inc. and Onex Corporation.
(7)	Mr. Hatt’s shares vested with accelerated vesting on February 8, 2010, the date of his resignation.

Stock Vested During 2009

The following table provides information regarding vesting of restricted stock held by the named executive officers during the fiscal year ended December 31, 2009:

Name	Number of Shares Vested(1)	Value Realized Upon Vesting(2)
Worth W. Boisture, Jr.	—	$—
Sidney E. Anderson	—	—
Scott A. Shepherd	—	—
William E. Brown	—	—
Sharad B. Jiwanlal	4,180.2	33,442
James E. Schuster	—	—
Bradley A. Hatt	7,708.4	61,667
Giap Thanh-Nguyen	—	—

(1)	Of these named executive officers, only Messrs. Boisture, Vick, Schuster and Hatt received restricted stock awards or units. The only vestings during 2009 were for Messrs. Jiwanlal and Hatt. Mr. Schuster’s restricted stock awards vested in full when he announced his intention to retire in November 2008.
(2)	The value realized upon vesting is based on the fair market value of $8.00 on the date of vesting, June 30, 2009.

Pension Benefits

During 2009, Messrs. Schuster and Hatt participated in the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (“Hawker Beechcraft Corporation RIP”). The plan generally provides benefits based upon eligible final average earnings and years of credited service. Final average earnings generally are based on the highest amount obtainable by averaging a participant’s monthly earnings for any 60 consecutive months of employment within the last 120 consecutive months of employment, exclusive of amounts that would exceed annual limits prescribed by the Department of Treasury ($245,000 for 2009). We also have an Excess Pension Plan that provides Messrs. Schuster and Hatt with supplemental defined benefits that, when taken together with the benefits provided under the Hawker Beechcraft Corporation RIP, provide the benefits that the executive officer would have received under the Hawker Beechcraft Corporation RIP if the annual limits prescribed by the Department of the Treasury did not apply. This plan was closed to new participants as of December 31, 2006.

Monthly benefits under the Hawker Beechcraft Corporation RIP, for persons who retire on or after the normal retirement date, are computed on the sum of:

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

Pension Benefits

The following table provides information regarding Pension Benefits for the named executive officers as of December 31, 2009:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Worth W. Boisture, Jr.(1)	Retirement Income Plan for Salaried Employees - Qualified	—	$—
	Excess Pension Plan	—	—
Sidney E. Anderson(1)	Retirement Income Plan for Salaried Employees - Qualified	—	—
	Excess Pension Plan	—	—
Scott A. Shepherd(1)	Retirement Income Plan for Salaried Employees - Qualified	—	—
	Excess Pension Plan	—	—
William E. Brown(1)	Retirement Income Plan for Salaried Employees - Qualified	—	—
	Excess Pension Plan	—	—
Sharad B. Jiwanlal	Retirement Income Plan for Salaried Employees - Qualified	4.5	127,091
	Excess Pension Plan	4.5	99,678
James E. Schuster	Retirement Income Plan for Salaried Employees - Qualified	10.3	308,135
	Excess Pension Plan	10.3	2,474,250
Bradley A. Hatt	Retirement Income Plan for Salaried Employees - Qualified	17.3	346,813
	Excess Pension Plan	17.3	646,057
Giap Thanh-Nguyen(1)	Retirement Income Plan for Salaried Employees - Qualified	—	—
	Excess Pension Plan	—	—

(1)	Messrs. Boisture, Anderson, Shepherd, Brown, and Nguyen were hired after January 1, 2007, and, therefore, do not participate in the defined benefit plans.

Nonqualified Deferred Compensation

Under the Hawker Beechcraft Excess Savings and Deferred Compensation Plan, selected members of management, including the named executive officers, may elect to defer up to 50% of their salary and 90% of the bonus payable under our management incentive plan, and directors who are not our employees or employees of GS entities, the Onex entities, or their respective affiliates, may participate and defer up to 50% of their retainer fees. During 2009, Messrs. Schuster and Jiwanlal participated. We provide a contribution equal to a maximum of four percent consistent with our matching contribution under the Savings Plan for Salaried Employees. Elections or changes from previous year elections for salary reduction were made in November of the prior year, and elections or changes from previous year elections regarding deferral of bonuses under the management incentive plan must be made no later than November of the year preceding payment. Amounts deferred are invested, as determined by the notional investments. Payment of amounts held for the account of a participant commence in January following the year that the participant’s employment terminates and may be made in a lump sum or in installments payable over five, 10 or 15 years. Executives whose employment began after January 1, 2007, and who participate in the Retirement Income Savings feature within the HBC Savings and Investment Plan (“the RISP”), may also participate in this plan if the Company’s contribution to their RISP account exceeds the IRS allowable employer contribution amount of $16,500. Contributions in excess of the $16,500 limit are contributed to this deferred compensation plan. There is no additional 4% matching contribution by us for these excess contributions. During 2009, Messrs. Anderson, Shepherd and Nguyen received Company contributions for amounts in excess of the $16,500 limit. For participants who commenced employment on or after January 1, 2007, a three-year vesting applies.

Nonqualified Deferred Compensation

The following table provides details regarding nonqualified deferred compensation under the plan for the named executive officers for the fiscal year ended December 31, 2009:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(2)	Aggregate Earnings in Last Fiscal Year(3)	Aggregate Balance at December 31, 2009
Worth W. Boisture, Jr.(1)	$—	$—	$—	$—
Sidney E. Anderson	—	8,700	361	9,061
Scott A. Shepherd	—	10,626	1,619	14,277
William E. Brown	—	3,531	1,847	13,320
Sharad B. Jiwanlal	1,744	—	15,314	76,301
James E. Schuster	—	—	7,210	297,901
Bradley A. Hatt(1)	—	—	—	—
Giap Thanh Nguyen	—	3,352	3,611	17,652

(1)	Messrs. Boisture and Hatt did not participate in this plan in 2009.
(2)	Amounts shown represent amounts the Company contributed in excess of the amounts the Company could contribute to their RISP accounts.
(3)	Earnings include no above-market earnings in 2009

Potential Payments Upon Termination or Change of Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on December 31, 2009 (except as otherwise noted). The information in this section does not include information relating to the following:

•	Distributions under the Hawker Beechcraft Excess Savings and Deferred Compensation Plan—see “Nonqualified Deferred Compensation” above for information regarding this plan:

•

Other payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including under our tax-qualified defined contribution and benefit plans; and

•	Short-term incentive payments that would not be increased due to the termination event.

In March 2009, Mr. Schuster retired from the Company. As previously disclosed in the 8-k filed with the Securities and Exchange Commission on March 24, 2009, and as reflected on the Summary of Estimated Potential Payments Upon Termination of Change in Control table, certain payments were made to Mr. Schuster as a result of his retirement.

Mr. Nguyen resigned from the Company in August 2009. As previously disclosed in the 8-K filed with the Securities and Exchange Commission on September 15, 2009, and as reflected on the Summary of Estimated Potential Payments Upon Termination f Change in Control table, certain payments were made to Mr. Nguyen in connection with his resignation.

Mr. Hatt resigned from the Company effective February 8, 2010. As disclosed in the 8-K filed with the Securities and Exchange Commission on January 26, 2010, and as reflected on the Summary of Estimated Potential Payments Upon Termination of Change in Control table, certain payments were made to Mr. Hatt in connection with his resignation.

Acceleration of Vesting Provisions Pertaining to Stock Options, Restricted Stock, Restricted Stock Units and HBC Retention Program Accounts

Under the HBI 2007 Stock Option Plan, in the event of merger, consolidation, statutory exchange of shares of other disposition of 80% or more of the consolidated assets of HBI, all unexercisable or otherwise unvested options generally will immediately be deemed exercisable or otherwise vested and the committee may either (i) cancel the option and make payment to the option holder equal to the excess of the fair market value of the underlying shares over the aggregate exercise price of the option or (ii) provide for the issuance of substitute options or other awards that will preserve, as nearly as practicable, the economic terms of the options. The HBI 2007 Stock Option Plan also provides that in the event of the death or disability of a participant, a pro rata share of the additional 20% of the shares underlying the option will vest based on the number of days elapsed in the year prior to the termination of employment, but in the case of performance-vesting options granted before March 23, 2009, only if the EBITDA target for that year is met, and in the case of performance-vesting options granted on or after March 23, 2009, the additional 20% of options will become exercisable only if there is a liquidity event. If a participant’s employment is terminated by HBI or a subsidiary without “cause,” as defined in the plan, an additional 20% of shares underlying the option that have not yet vested will vest, but, in the case of the performance-vesting options granted before March 23, 2009, only if the EBITDA target for the year in which the termination occurs is met, and in the case of performance-vesting options granted on or after March 23, 2009, the additional 20% of options will be come exercisable only if there is a liquidity event. In connection with any other termination, all unvested options, and in the case of a participant whose employment has been terminated for cause, all vested but unexercised options, will be cancelled.

Under the HBC Retention Program, and with respect to HBI restricted stock awards, a participant’s account in the program or the participant’s shares of restricted stock will become fully vested if the participant’s employment is terminated without “cause,” or for “good reason,” in each case as defined in the program.

Under the Restricted Stock Unit agreements awarded on or after March 23, 2009, a participant’s award will become fully vested in the event of a liquidity event or transaction as defined in the agreements. If a participant’s employment is terminated by the Company without “cause”, or for “good reason”, death or disability of the participant, an additional 20% of the participant’s award will vest upon such termination. In connection with any other termination, all unvested Restricted Stock Unit award amounts will be cancelled.

Summary of Estimated Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated amounts due each of our named executive officers in each of the events described, assuming the termination occurred on December 31, 2009.

Name and Benefits	Change in Control(1)	Involuntary Termination Not For Cause or Termination for Good Reason(2)	Termination For Cause	Disability(3)	Death(4)
Worth W. Boisture, Jr.
Severance Payment	$567,000	$567,000	$—	$—	$47,250
Bonus Opportunity	567,000	567,000	—	—	—
Pro-Rata Bonus Opportunity (5)	—	—	—	—	—
Benefit Continuance for One Year (estimated)	18,840	18,840	—	—	—
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	1,890,000

Total Estimated Potential Payments	$1,152,840	$1,152,840	$—	$—	$1,937,250

Sidney E. Anderson
Severance Payment	$—	$—	$—	$—	$27,500
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	990,000

Total Estimated Potential Payments	$—	$—	$—	$—	$1,017,500

Scott A. Shepherd
Severance Payment	$—	$—	$—	$—	$22,917
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	276,000

Total Estimated Potential Payments	$—	$—	$—	$—	$298,917

William E. Brown
Severance Payment	$—	$—	$—	$—	$24,167
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	871,000

Total Estimated Potential Payments	$—	$—	$—	$—	$895,167

Sharad B. Jiwanlal
Severence Payment	$—	$—	$—	$—	$20,702
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	746,000

Total Estimated Potential Payments	$—	$—	$—	$—	$766,702

James E. Schuster (8)
Severance Payment	$—	$321,068	$—	$—	$—
Bonus Opportunity	—	154,800	—	—	—
Benefit Continuance for One Year (estimated)	—	18,840	—	—	—
Raytheon Retention Payment	—	2,198,932	—	—	—
Accelerated Vesting of Options	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	1,891,000

Subtotal	$—	$2,693,640	$—	$—	$1,891,000
Conditional Potential Payments	—	—	—	—	—
Cash Payment	—	1,000,000	—	—	—
Repurchase of Restricted Stock	—	750,000	—	—	—

Subtotal	$—	$1,750,000	$—	$—	$—
Economic Benefit	—	—	—	—	—
Release from Stock Purchase Obligation	—	1,249,343	—	—	—

Total Payments and Economic Benefit	$—	$5,692,983	$—	$—	$1,891,000

Bradley A. Hatt (9)
Severance Payment	$—	$375,000	$—	$—	$—
Benefit Continuance for 9 months (estimated)	—	14,130	—	—	—
Accelerated Vesting of Restricted Stock and HBC Retention Program	—	—	—	—	—
Accelerated Vesting of Options (6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	601,000

Total Estimated Potential Payments	$—	$389,130	$—	$—	$601,000

Giap Thanh Nguyen (10)
Severance Payment	$—	277,083	$—	$—	$—
Bonus Opportunity	—	38,360	—	—	—
Benefit Continuance for 9.5 months (estimated)	—	14,915	—	—	—
Accelerated Vesting of Options (6)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	1,051,000

Total Estimated Potential Payments	$—	$330,358	$—	$—	$1,051,000

(1)	Amounts in this column represent amounts negotiated with Mr. Boisture as part of his employment agreement.
(2)	Amounts in this column for Mr. Boisture represent amounts negotiated with Mr. Boisture as part of his employment agreement. For Messrs. Schuster, Hatt and Nguyen, amounts in this column represent amounts paid or to be paid under the terms of their respective separation agreements. Included for Mr. Schuster is the value of a stock purchase obligation from which he was released as part of his separation agreement.
(3)	In the event of the disability of an executive officer, if he or she elected Long Term Disability coverage under the benefit plan elections, he or she will be entitled to receive payments under that benefit and will be permitted to continue benefits coverage during the disability period. In addition, there are provisions for accelerated vesting of restricted stock and stock options in the event of the disability of an executive officer

(4)	In the event of the death of an executive officer, the Company generally pays one month’s salary to the executive’s surviving spouse, or other beneficiary or estate if there is no surviving spouse, and the executive’s life insurance proceeds would be available upon making a claim. In addition, there are provisions for accelerated vesting of restricted stock and stock options in the event of the death of an executive officer.
(5)	Under the terms of the employment agreement with Mr. Boisture, if he leaves the Company for any reason other than “Cause” (as defined in his employment agreement), he or his beneficiary will be eligible to receive a prorated incentive payment for the year in which he terminated.
(6)	Under the terms of the restricted stock agreements, provisions were made to accelerate vesting of some, or all, of such shares depending on the reason for the termination (or if there is a Transaction, as defined in the agreements).
(7)	Under the terms of the stock option agreements, provisions were made to accelerate vesting of some, or all, of such options depending on the reason for the terminations (or if there is a Transaction, as defined in the agreements).
(8)	All of the amounts reported under “Involuntary Termination Not For Cause or Termination for Good Reason” were negotiated terms in Mr. Schuster’s Amended and Restated Separation Agreement.
(9)	All of the amounts reported under the “Involuntary Termination Not for Cause or Termination for Good Reason” were negotiated terms in Mr. Hatt’s Separation Agreement.
(10)	All of the amounts reported under the “Involuntary Termination Not for Cause or Termination for Good Reason” were negotiated terms in Mr. Nguyen’s Separation Agreement.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding capital stock of Hawker Beechcraft Notes Company is owned by Hawker Beechcraft Acquisition Company, LLC, and all of the limited liability company interests of Hawker Beechcraft Acquisition Company, LLC are owned by Hawker Beechcraft, Inc. (“HBI”). The following table sets forth information with respect to the ownership of HBI as of February 25, 2010 for:

•	each person who owns beneficially more than 5% of HBI’s outstanding common stock;

•	each member of the HBI board of directors;

•	each of our named executive officers; and

•	all our executive officers and directors as a group.

Name and Address of Beneficial Owner:(1)	Number of Shares Beneficially Owned(2)	Percentage Owned(2)
GS Capital Partners(3) 85 Broad Street, New York, NY 10004	52,000,000.0	48%
Onex Investment Corp.(4) 712 Fifth Avenue, New York, NY 10019	52,000,000.0	48%
Sanjeev K. Mehra, Director and Chairman of the Board(5)	52,000,000.0	48%
Brian Barents, Director(6)	23,812.5	*
Donald G. Cook, Director(7)	23,675.0	*
John F.X. Daly, Director(5)	52,000,000.0	48%
David R. Hirsch, Director(8)	52,000,000.0	48%
Leo F. Mullin, Director(9)	88,612.5	*
Nigel S. Wright, Director(8)	52,000,000.0	48%
Worth W. Boisture, Jr.(10)	249,375.0	*
Sidney E. Anderson(11)	37,330.0	*
Scott A. Shepherd(12)	24,759.0	*
William E. Brown(13)	66,176.8	*
Sharad B. Jiwanlal(14)	136,195.6	*
James E. Schuster(15)	973,375.9	*
Bradley A. Hatt(16)	216,220.5	*
Giap Thanh-Nguyen(17)	29,000.0	*
All directors and executive officers as a group persons(18)	106,016,866.8	99%

(*)	Less than one percent.
(1)	Unless otherwise indicated, the address of each person listed is c/o Hawker Beechcraft Acquisition Company, LLC, 10511 East Central, Wichita, Kansas 67206.
(2)	The amounts and percentages of common stock beneficially owned are reported on the basis of outstanding shares of common stock (including 155,023.9 shares of restricted stock and restricted stock units) on February 25, 2010, and in accordance with regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which that person has a right to acquire beneficial ownership within 60 days of February 25, 2010. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
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

(4)	Shares held include shares held by the following Onex entities: 1597257 Ontario, Inc., 1,057,253.62 shares; Onex Partners II LP, 29,875,678 shares; Onex Partners II GP LP, 453,866.38 shares; Onex US Principals LP, 583,855 shares; and Onex HBI Holdings II Limited S.a.r.l., 20,029,347 shares. Voting and investment decisions with regard to all of the HBI shares held by the Onex entities are made by Onex Corporation.

(5)	Messrs. Mehra and Daly are Managing Directors of Goldman, Sachs & Co. and disclaim beneficial ownership of shares held by the GS Funds except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(6)	Includes 18,000 shares underlying stock options General Barents holds that are exercisable or will become exercisable within 60 days of February 25, 2010.
(7)	Includes 18,000 shares underlying stock options General Cook holds that are exercisable or will become exercisable within 60 days of February 25, 2010.
(8)	Messrs. Hirsch and Wright disclaim beneficial ownership of shares held by the Onex entities except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(9)	Includes 30,500 shares underlying stock options Mr. Mullin holds that are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(10)	Includes 124,375 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2010 and 125,000 Restricted Stock units, as to all of which Mr. Boisture has voting power.
(11)	Includes 16,330 shares underlying stock options Mr. Anderson holds that are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(12)	Includes 8,759 shares underlying stock options Mr. Shepherd holds that are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(13)	Includes 45,176.8 shares underlying stock options that Mr. Brown holds are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(14)	Includes 20,895.5 shares underlying stock options Mr. Jiwanlal holds that are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(15)	Includes 182,149.7 shares of restricted stock and 791,226.2 shares underlying stock options Mr. Schuster holds that are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(16)	Includes 29,805.7 shares of restricted stock and 149,245 shares underlying stock options Mr. Hatt holds that are currently exercisable or will become exercisable within 60 days of February 25, 2010.
(17)	Includes 0 shares underlying stock options granted to Mr. Nguyen.
(18)	Includes 1,370,975.1 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2010.

Item 13.	Certain Relationships and Related Transactions

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

Transactions with Related Persons, Promoters and Certain Control Persons

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. We have filed a “market-making” registration statement under the Securities Act in order to enable Goldman, Sachs & Co. to engage in market-making activities for the notes. Goldman Sachs & Co., acted as an Initial Purchaser in the 2007 offering of the outstanding notes. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger, joint book runner, syndication agent and a lender under our senior secured credit facilities, including for the Incremental Term Loan facility in November 2009, for which we paid a fee of $1.2 million. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

In the second quarter of 2009, we paid Goldman, Sachs & Co. $1.4 million for their services as dealer-manager when we repurchased $274.5 million of our notes.

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

We were advised that, following December 31, 2009, an entity affiliated with Goldman Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes as of the filing date of this Annual Report on Form 10-K. The debt acquired by such entity has not been retired and we will continue to pay interest in accordance with the terms of the debt.

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

In addition, HBI has a conflict of interest policy covering, among others, employees and HBI directors, including the named executive officers. If a person covered by the policy is involved in any current or contemplated financial or other interest, relationship, transaction, activity or situation which gives rise to an actual or potential conflict of interest, the person must report the conflict of interest to the Ethics Officer designated by HBI. In the case of employees, our Director of Legal has the authority regarding determinations, resolutions and corrective actions with respect to conflicts of interest. With regard to HBI directors, our Director of Legal will consult with members of management reporting directly to the Chief Executive Officer as necessary to address any conflicts.

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

INDEPENDENT AUDITORS: AUDIT AND NON-AUDIT FEES

The following table sets forth the fees and expenses billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and all other services rendered for the years ended December 31, 2009 and December 31, 2008:

(In millions)	2009	2008
Audit Fees(1)	$2.2	$2.2
Audit-Related Fees(2)	0.2	0.2
Tax Fees(3)	0.2	0.4
All Other Fees	—	—

Total	$2.6	$2.8

(1)	Represents fees and expenses for professional services provided in connection with the audit of our annual audited financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of Hawker Beechcraft’s financial statements and not reported under “Audit Fees.” For 2008, these fees were primarily for audits of financial statements of employee benefit plans and audits airport authority lease audits. For 2007, these fees were primarily for audits of financial statements of employee benefit plans and advisory services for a potential divestiture.
(3)	Represents fees and expenses for tax compliance, tax advice or tax planning. For 2008, primarily relates to services relating to the research and development credit for domestic tax compliance and for an analysis of the transaction costs incurred as a result of the Acquisition. For 2007, primarily relates to services relating to the research and development credit for domestic tax compliance.

The Audit Committee approves in advance all audit and non-audit services to be provided by the independent auditors. The Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve services. Any such pre-approvals are disclosed to and reviewed by the Audit Committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements of Hawker Beechcraft Acquisition Company, LLC, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Statements of Financial Position at December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Year Ended December 31, 2009 and December 31, 2008, the Nine Months Ended December 31, 2007, and the Three Months Ended March 25, 2007

•

Consolidated Statements of Equity and Comprehensive Income for the Years Ended December 31, 2009 and December 31, 2008, the Nine Months Ended December 31, 2007, and the Three Months Ended March 25, 2007

•

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and December 31, 2008, the Nine Months Ended December 31, 2007, and the Three Months Ended March 25, 2007 Notes to Consolidated Financial Statements

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

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 338-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

4.5	Joint Written Consent, dated as of July 9, 2009, to the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

4.6	Instrument of Resignation, Appointment and Acceptance, dated as of October 15, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Deutsche Bank National Trust Company, and Wells Fargo Bank, N.A. (8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK Election Notes due 2015, and 9.750% Senior Subordinated Notes due 2017) (incorporated by reference to Exhibit 4.1to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008).

4.7.1	Trustee Notice, dated as of March 30, 2009, regarding PIK interest election for interest period beginning April 1, 2009 (incorporated by reference to Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

4.7.2**	Trustee Notice dated as of September 28, 2009, regarding PIK interest election for interest period beginning October 1, 2009.

10.1.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.1.2	First Amendment to Credit Agreement, dated as of December 19, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft, Inc. and Hawker Beechcraft, Limited (collectively, the “Borrowers”) the financial institutions party thereto, as the Lenders, the Guarantors from time to time party thereto, Credit Suisse, as Administrative Agent and Collateral Agent and Goldman Sachs Credit Partners, L.P., as Auction Manager (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.1.3	Second Amendment to Credit Agreement, dated as of November 6, 2009, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Limited (“HBL” and together with HBAC, the “Borrowers”), the Guarantors (as defined therein) part thereto, and the Lenders (as defined therein) party thereto, amending certain provisions of that certain Credit Agreement, dated as of March 26, 2007 (as amended by that First Amendment to Credit Agreement, dated as of December 19, 2008, by and among Holdings, the Borrowers, Goldman Sachs Credit Partners, L.P. as auction manager, Credit Suisse, as administrative agent and collateral agent (the “Agent”), and the Lenders thereto, among Hawker Beechcraft, Inc., the Borrowers, the financial institutions party thereto, as Lenders, the subsidiaries of Holdings party thereto, the Agent, the other agents named therein, and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on November 6, 2009).

10.2	Incremental Facility Supplement Agreement, dated as of November 25, 2009, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Limited (“HBL” and together with HBAC, the “Borrowers”), the Guarantors (as defined therein) party thereto, the New Term Loan Lenders (as defined therein) party thereto, Credit Suisse AG, Cayman Islands Branch as Agent, and Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P. in their capacities as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2009).

10.3	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the subsidiary parties named therein, and Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.4	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James E. Schuster (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.2	*Stock Purchase Agreement, dated March 26, 2007, by and between Hawker Beechcraft, Inc. and James E. Schuster (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.3	*Letter Agreement Relating to Retention Bonus, dated July 27, 2006, by and between Raytheon Company and James E. Schuster (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.7	*Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.8	*Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.2	*Form of June 2009 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.10.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10.2	*Form of June 2009 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.11.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.11.2	*Form of June 2009 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance –Vesting Type B) (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.12	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James K. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.13	*Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.14	*Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.1	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.2	*Form of 2008 Hawker Beechcraft, Inc. Employee Equity Investment Plan Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.16	*Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement Relating to 2007 option grants to certain directors (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.18.1	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.18.2	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan as amended and restated April 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.18.3	*Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated September 16, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.18.4**	*Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated December 18, 2009.

10.19.1	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.19.2	*Amendment dated June 4, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.19.3	*Amendment dated as of December 30, 2008 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.19.4**	*Amendment dated December 28, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees.

10.20.1	*Hawker Beechcraft Corporation Excess Pension Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.20.2	*Hawker Beechcraft Corporation Amended and Restated Excess Pension Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.21.1	*Hawker Beechcraft, Inc. Employee Equity Investment Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.21.2	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan as amended and restated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.22	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc. and Edgar R. Nelson, dated as of November 19, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.23.1	*Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.23.2	*Amended and Restated Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of February 19, 2009 (incorporated by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.24	*Letter Agreement, by and between Hawker Beechcraft Corporation and James K. Sanders, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.25.1	*Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.25.2	*First Amendment, dated as of December 30, 2008 to Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.25.3	*Second Amendment, dated as of September 1, 2009, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.25.4**	*Third Amendment, dated as of December 18, 2009, to the Hawker Beechcraft Savings and Investment Plan.

10.26.1	*Employment Agreement, dated as of March 23, 2009, by and between Hawker Beechcraft Corporation and Worth W. Boisture (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.2	*Stock Purchase Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.3	*Joinder Agreement, dated as of March 23, 2009, between Worth W. Boisture, Jr. and Hawker Beechcraft, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.4	*Restricted Stock Unit Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.5	*Nonqualified Stock Option Agreement (Time-Vesting), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.6	*Nonqualified Stock Option Agreement (Performance-Vesting Type A), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.7	*Nonqualified Stock Option Agreement (Performance-Vesting Type B), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10. 7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.27.1	*Form of 2008 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.27.2	*Form of June 2009 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.28	*Form of June 2009 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009).

10.29	Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Giap Thanh-Nguyen, dated September 4, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.30**	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Bradley Hatt, dated January 20, 2010.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.

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

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	Vice President and Controller	February 25, 2010
James D. Knight	(Principal Accounting Officer)

/s/ Sidney E. Anderson	Vice President and Chief	February 25, 2010
Sidney E. Anderson	Financial Officer
(Principal Financial Officer)

/s/ W. W. Boisture, Jr.	President	February 25, 2010
W. W. Boisture, Jr.	(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James D. Knight	Vice President and Controller; Director	February 25, 2010
James D. Knight	(Principal Accounting Officer)

/s/ Sidney E. Anderson	Vice President and Chief	February 25, 2010
Sidney E. Anderson	Financial Officer; Director
(Principal Financial Officer)

/s/ W. W. Boisture, Jr.	Chief Executive Officer	February 25, 2010
W. W. Boisture, Jr.	(Principal Executive Officer)

SCHEDULE II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Beginning balance	$3.9	$5.5	$2.1	$2.0
Charge to costs and expenses	0.7	1.0	4.1	0.5
Write-offs net of recoveries(1)	(0.5)	(2.6)	(0.7)	(0.4)

Ending balance	$4.1	$3.9	$5.5	$2.1

(1)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

Excess and Inactive Inventory Reserves

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Beginning balance(1)	$13.6	$3.4	$—	$73.9
Charge to costs and expenses	31.2	10.9	3.4	1.1
Write-offs net of recoveries	(7.1)	(0.7)	—	(1.4)

Ending balance	$37.7	$13.6	$3.4	$73.6

Tax Valuation Allowance

	Successor			Predecessor
(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Three Months Ended March 25, 2007
Beginning balance	$296.9	$6.7	$—	$—
Charge to costs and expenses	120.1	296.9	6.7	—
Write-offs net of recoveries	(37.3)	(6.7)	—	—

Ending balance	$379.7	$296.9	$6.7	$—

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”

II-1