Form 10-Q
period 2010-03-28
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2010-05-03
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	March 28, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$300.7	$568.8
Accounts and notes receivable, net	109.1	126.4
Unbilled revenue	42.2	38.8
Inventories, net	1,273.2	1,298.9
Current deferred income tax asset, net	23.3	25.1
Prepaid expenses and other current assets	19.7	19.0

Total current assets	1,768.2	2,077.0

Property, plant and equipment, net	536.2	549.8
Goodwill	259.5	259.5
Intangible assets, net	797.0	809.6
Other assets, net	50.5	51.9

Total assets	$3,411.4	$3,747.8

Liabilities and Equity
Current liabilities:
Notes payable, revolver, and current portion of long-term debt	$74.4	$310.2
Advance payments and billings in excess of costs incurred	263.9	328.4
Accounts payable	220.2	215.2
Accrued salaries and wages	49.6	47.6
Accrued interest payable	42.8	15.0
Other accrued expenses	219.5	231.0

Total current liabilities	870.4	1,147.4

Long-term debt	2,054.5	2,054.0
Accrued pension benefits	305.9	296.3
Other long-term liabilities	88.7	92.3
Non-current deferred income tax liability, net	35.4	35.6

Total liabilities	3,354.9	3,625.6

Equity:
Paid-in capital	1,001.0	1,000.1
Accumulated other comprehensive loss	(276.3)	(274.1)
Retained deficit	(671.2)	(607.7)

Total equity attributable to parent company	53.5	118.3

Non-controlling interest	3.0	3.9

Total equity	56.5	122.2

Total liabilities and equity	$3,411.4	$3,747.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Sales:
Aircraft and parts	$530.7	$499.1
Services	37.5	38.5

Total sales	568.2	537.6

Cost of sales:
Aircraft and parts	479.8	456.1
Services	32.5	33.3

Total cost of sales	512.3	489.4

Gross profit	55.9	48.2

Restructuring, net	1.9	13.6
Selling, general and administrative expenses	56.5	52.5
Research and development expenses	22.6	28.1

Operating loss	(25.1)	(46.0)

Interest expense	36.3	41.9
Interest income	(0.1)	(0.5)
Gain on debt repurchase, net	-	(177.0)
Other income, net	(0.3)	(0.7)

Non-operating expense (income), net	35.9	(136.3)

(Loss) income before taxes	(61.0)	90.3

Provision for income taxes	2.4	37.2

Net (loss) income	(63.4)	53.1

Net income attributable to non-controlling interest	0.1	-

Net (loss) income attributable to parent company	$(63.5)	$53.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2009 – March 28, 2010

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity	Total Comprehensive Income Attributable to Parent	Total Comprehensive Income Attributable Non-Controlling Interest
Balance at January 1, 2009	$996.8	$(156.4)	$(409.3)	$4.2	$435.3
Stock-based compensation	3.3				3.3
Dividends declared (received)		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Other comprehensive income (loss), net of tax:					-
Realized prior service cost due to curtailment			5.5		5.5	-
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	-
Reclassifications of unrealized losses due to maturities, net of tax of $(1.0)			29.7		29.7	-
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Balance at December 31, 2009	1,000.1	(607.7)	(274.1)	3.9	122.2	$(390.7)	$0.3

Stock-based compensation	0.9				0.9
Dividends declared (received)				(1.0)	(1.0)
Net (loss) income		(63.5)		0.1	(63.4)	$(63.5)	$0.1
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges, net of tax of $0			(4.3)		(4.3)	(4.3)
Reclassification of unrealized losses due to maturities, net of tax of $0			3.5		3.5	-
Foreign currency translation adjustments, net of tax of $0			(1.4)		(1.4)	(1.4)

Balance at March 28, 2010	$1,001.0	$(671.2)	$(276.3)	$3.0	$56.5	$(69.2)	$0.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Cash flows from operating activities:
Net (loss) income	$(63.4)	$53.1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	21.7	22.9
Amortization of intangible assets	13.2	18.4
Amortization of debt issuance costs	2.3	2.4
Amortization of original issue discount	0.5	-
Amortization of deferred compensation	-	0.1
Stock-based compensation	0.9	0.5
Change in current and deferred income taxes	2.2	42.8
Gain on repurchase of long-term debt, net of write-off of debt issuance costs	-	(177.0)

Changes in assets and liabilities:
Accounts receivable, net	17.3	5.6
Unbilled revenue, advanced payments and billings in excess of costs incurred	(67.9)	(10.6)
Inventories, net	57.6	(69.4)
Prepaid expenses and other current assets	(1.0)	13.0
Accounts payable	5.0	(91.1)
Accrued salaries and wages	2.0	(2.5)
Other accrued expenses	15.1	5.8
Pension and other changes, net	3.1	15.6
Income taxes payable	0.1	(0.8)

Net cash provided by (used in) operating activities	8.7	(171.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(8.3)	(12.3)
Additions to computer software	(0.7)	(0.4)
Proceeds from sale of property, plant and equipment	-	0.3

Net cash used in investing activities	(9.0)	(12.4)

Cash flows from financing activities:
Payment of notes payable	(32.8)	(80.2)
Net payments on revolving credit facility	(235.0)	-
Debt repurchase	-	(41.0)

Net cash used in financing activities	(267.8)	(121.2)

Effect of exchange rates on cash and cash equivalents	-	(0.5)

Net decrease in cash and cash equivalents	(268.1)	(305.3)
Cash and cash equivalents at beginning of period	568.8	377.6

Cash and cash equivalents at end of period	$300.7	$72.3

Supplemental Disclosures:
Cash paid for interest	$4.7	$8.9
Cash (received) paid for income taxes	(0.1)	0.8
Net non-cash transfers from property, plant and equipment to inventory	-	(3.2)
Inventories acquired through issuance of notes	31.9	46.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Interim Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The Acquisition was completed on March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Hawker Beechcraft Notes Company (“HBNC”) is a wholly owned subsidiary of HBAC which was formed to co-issue certain debt obligations. HBNC has had no activity since its formation. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft. The accompanying unaudited condensed consolidated financial statements include the accounts of HBAC and its subsidiaries subsequent to the Acquisition.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (U.S.) of America have been condensed or omitted. In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated statement of financial position as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Since the Company’s fiscal year ended December 31, 2009, there have been no significant changes in its critical accounting policies. Please refer to the Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 of the Company’s Annual Report for the fiscal year ended December 31, 2009 for a discussion of the Company’s critical accounting policies.

3. Recent Accounting Pronouncements

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

In October 2009, new accounting standards were issued in the Accounting Standards Codification (“ASC”) subtopic on Revenue Recognition-Multiple-Element Arrangements. The standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards are effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

In January 2010, the FASB issued new standards in the ASC topic on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarify existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with this filing. The adoption of this standard did not have a material impact on the Company’s financial statements. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Other new pronouncements issued but not effective until after March 28, 2010 are not expected to have a material effect on our financial position, results of operations or cash flows.

4. Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from 1 to 5 years with limited additional coverage up to 10 years on the Hawker 4000. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised. Activity related to commercial aircraft and part warranty provisions, the majority of which is recorded in other long-term liabilities on the balance sheet, was as follows:

(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Beginning balance	$67.9	$67.3
Accrual for aircraft and part deliveries	3.9	3.5
Reversals related to prior period deliveries	(0.2)	(0.6)
Warranty services provided	(6.0)	(4.7)

Ending balance	$65.6	$65.5

Warranty provisions related to aircraft deliveries on contracts accounted for using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

5. Inventories, net

Inventories consisted of the following:

(In millions)	March 28, 2010	December 31, 2009
Finished goods	$123.6	$157.4
Work in process	873.7	811.2
Materials and purchased parts	275.9	330.3

Total	$1,273.2	$1,298.9

Net non-cash transfers of $3.2 million for the three months ended March 29, 2009, were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory. There were no net non-cash transfers for the three months ended March 28, 2010.

6. Derivative Instruments and Hedging Activities

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted United Kingdom pound sterling inventory purchases. Notional amounts outstanding at March 28, 2010 and March 29, 2009 based on contract rates were $135.4 million and $499.5 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at March 28, 2010 extend through January 2011. For the three months ended March 28, 2010, the net loss recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated or de-designated as cash flow hedges was $5.9 million. As of March 28, 2010, $22.5 million of net unrealized losses on contracts designated and effective as cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

Interest Rate Swap

We entered into an interest rate swap agreement (“the swap”) in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap is $485.0 million, of which $335.0 million matures on December 30, 2010 and $150.0 million matures on December 30, 2011.

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

For the three months ended March 28, 2010, we reclassified a loss of $1.0 million from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the three months ended March 28, 2010, no ineffectiveness was recognized for the new hedging relationship. As of March 28, 2010, a loss of $1.9 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

The following table discloses the fair values regarding derivative instruments as of March 28, 2010 and March 29, 2009:

		March 28, 2010	December 31, 2009

(In millions)	Statement of Financial Position Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$17.5	$18.1
Foreign exchange contracts, current	Other accrued expenses	13.9	13.1

Total derivatives designated as hedging instruments		$31.4	$31.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts, current	Other accrued expenses	$11.7	$14.9
Interest rate contracts	Accrued retiree benefits and other long-term liabilities	2.1	2.8

Total derivatives not designated as hedging instruments		$13.8	$17.7

Total derivatives		$45.2	$48.9

The following tables disclose the effect of derivative instruments on the Consolidated Statement of Financial Performance for the three months ended March 28, 2010 and March 29, 2009, (in millions):

		Amount of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
	Location of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		Three months ended March 28, 2010	Three months ended March 29, 2009
Interest rate contracts	Interest expense, net	$(1.0)	$(1.5)
Foreign exchange contracts	Cost of sales	(5.9)	(17.5)

Total		$(6.9)	$(19.0)

	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three months ended March 28, 2010		Three months ended March 28, 2010		Three months ended March 28, 2010
Interest rate contracts	$ 1.3	Interest expense, net	$ -	Interest expense, net	$ -
Foreign exchange contracts	(5.6)	Cost of sales	(2.5)	Cost of sales	-

Total	$ (4.3)		$ (2.5)		$ -

	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three months ended March 29, 2009		Three months ended March 29, 2009		Three months ended March 29, 2009
Interest rate contracts	$ 2.3	Interest expense, net	$ -	Interest expense, net	$ (0.6)
Foreign exchange contracts	(11.7)	Cost of sales	-	Cost of sales	-

Total	$ (9.4)		$ -		$ (0.6)

7. Restructuring

During the first fiscal quarter of 2010, we continued restructuring actions in response to lower aircraft production rates due to depressed demand in the general aviation industry. During the three months ended March 28, 2010 and March 29, 2009, we recorded pre-tax charges of $1.9 million and $13.6 million, respectively, related to workforce reductions, on our Consolidated Statements of Operations, as follows:

The following table shows pre-tax charges for the three months ended March 28, 2010 and March 29, 2009:

(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Business and General Aviation	$1.9	$12.6
Trainer Aircraft	-	0.6
Customer Support	-	0.4

Total	$1.9	$13.6

The following table shows changes in our restructuring and other reserve balances:

	Facilities and Other Consolidation Costs	Severance and Related Costs	Total
Balance at December 31, 2009	$0.9	$1.8	$2.7
Accruals	-	1.9	1.9
Payments	(0.2)	(2.3)	(2.5)

Balance at March 28, 2010	$0.7	$1.4	$2.1

The facilities and other consolidation costs represent costs related primarily to future lease payments for facility closures.

8. Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	March 28, 2010	December 31, 2009
Short-term debt:
Notes payable	$59.4	$60.2
Revolving credit facility	-	235.0
Current portion of long-term debt	15.0	15.0

Total short-term debt	74.4	310.2

Senior secured term loan due 2014	1,264.3	1,264.3
Incremental secured term loan due 2014	188.5	188.0
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	288.7	288.7
Senior subordinated notes due 2017	145.1	145.1

Long-term debt	2,069.5	2,069.0
Less current portion	15.0	15.0

Long-term debt, net of current portion	2,054.5	2,054.0

Total indebtedness	$2,128.9	$2,364.2

The average floating interest rate on the senior secured term loan was 3.36% at March 28, 2010 and December 31, 2009.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods. We pay the lender within 155 days under the terms of the underlying short-term promissory notes with interest determined at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. At March 28, 2010, we had $59.4 million of outstanding notes payable at a weighted-average interest rate of 5.36%. At December 31, 2009, we had $60.2 million of outstanding notes payable at a weighted-average interest rate of 5.50%. The issuance of these notes was treated as a non-cash financing transaction. $31.9 million of notes were issued during the three months ended March 28, 2010.

The book balance of the incremental secured term loan due 2014 will vary as principle payments occur and with the accretion of the original issue discount.

9. Fair Value Measurements

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

•

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; observable inputs other than quoted prices; and inputs that are derived principally from or corroborated by other observable market data.

•	Level 3 Inputs – Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	March 28, 2010			December 31, 2009
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$270.7	$-	$-	$559.7	$-	$-

Total	$270.7	$-	$-	$559.7	$-	$-

Liabilities:
Foreign currency forward contracts	$-	$(25.6)	$-	$-	$(28.0)	$-
Interest rate swaps	-	(19.6)	-	-	(20.9)	-

Total	$-	$(45.2)	$-	$-	$(48.9)	$-

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in our statement of financial position as follows:

	March 28, 2010		December 31, 2009
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swap
Other accrued expenses-current	$(25.6)	$-	$(28.0)	$-
Other long-term liabilities	-	(19.6)	-	(20.9)

Net derivative liability	$(25.6)	$(19.6)	$(28.0)	$(20.9)

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	March 28, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,264.3	$1,043.0	$1,264.3	$938.7
Incremental secured term loan due 2014	188.5	185.5	188.0	184.2
Senior fixed rate notes	182.9	142.2	182.9	128.7
Senior PIK-election notes	288.7	222.3	288.7	176.1
Senior subordinated notes	145.1	102.1	145.1	92.9

Total	$2,069.5	$1,695.1	$2,069.0	$1,520.6

10. Income Taxes

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. The estimated annual effective tax rate for the three months ended March 28, 2010 was negative 3.9%. The effective tax rate for the three months ended March 29, 2009 was 41.2% which included the impact of $177.0 million of cancellation of debt income included in the financial statements for that period.

We have a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $379.7 million at December 31, 2009. Our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses, increased $32.4 million during the three months ending March 28, 2010 to $412.1 million as of March 28, 2010. We intend to maintain a full valuation allowance on our U.S. deferred income tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

A change to our distribution policy during the three months ended March 28, 2010, in conjunction with our partner, made it apparent that the undistributed earnings of our Mexican joint venture will be remitted in the foreseeable future. As such, we recorded a deferred tax liability associated with the undistributed earnings (net of anticipated foreign tax credits) of $0.3 million during the three months ended March 28, 2010. The deferred tax liability was offset by a decrease in the valuation allowance and therefore had no impact to the consolidated statement of operations for the three months ended March 28, 2010.

The U.S. federal research and development tax credit expired as of December 31, 2009. As of March 28, 2010, the credit had not been reinstated. Due to our net operating losses and full valuation allowance, a reinstatement of the credit during the year would have no impact on our effective tax rate.

An entity affiliated with Goldman, Sachs and Co. and Onex Partners II LP purchased $152.8 million of our outstanding notes at a discount in February 2010. For income tax purposes, the entity is considered a related party and therefore the acquisition of the outstanding debt is treated as acquired “repurchased” by the Company resulting in cancellation-of-indebtedness (“COD”) income estimated to be $55.0 million. The repurchased debt is treated as new indebtedness for income tax purposes which is “deemed” issued to the related party at a discount creating original issue discount (“OID”) estimated to be $53.0 million.

We are currently analyzing the tax consequences of deferring the COD income and OID deductions under the provisions of Internal Revenue Code §108(i) enacted under the American Recovery and Reinvestment Act of 2009. We have prepared the tax provision based on the assumption that we will elect to defer although the election is not required to be made until the Company files its current year tax return. If we elect deferral, the COD income and OID deductions will be deferred until 2014 and included in taxable income ratably from 2014 through 2018.

11. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net pension expense recognized:

	Pension
(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Service cost	$5.8	$6.8
Interest cost	14.4	14.2
Expected return on plan assets	(14.3)	(15.1)
Amortization of prior service cost	0.4	0.6
Amortization of net loss	3.5	1.8

Net amount recognized	$9.8	$8.3

The following table outlines the components of net periodic other benefits expense recognized:
(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Service cost	$0.1	$0.1
Interest cost	0.2	0.3
Amortization of net gain	(0.1)	-

Amount recognized	$0.2	$0.4

We anticipate total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be $29.1 million and $0.6 million, respectively, in 2010.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, we matched (“HBAC Match”) union and non-union employee contributions up to a maximum of four percent of eligible compensation. The Company match for all non-union employees was suspended indefinitely, effective October 5, 2009. Total HBAC Match expense was $1.4 million and $4.3 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

We maintain a retirement income savings program (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $0.8 million and $1.0 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

12. Stock-Based Compensation

Stock option activity for the three months ended March 28, 2010 was as follows:

Service Vesting	Number of Options
Nonvested at December 31, 2009	3,694,387
Granted	2,362,668
Exercised	-
Forfeited or expired	(55,239)

Nonvested at March 28, 2010	6,001,816

Performance Vesting	Number of Options
Nonvested at December 31, 2009	3,490,523
Granted	212,668
Exercised	-
Forfeited or expired	(19,130)

Nonvested at March 28, 2010	3,684,061

Restricted share activity for the three months ended March 28, 2010 was as follows:

Restricted Shares	Number of Shares
Nonvested at December 31, 2009	158,878
Granted	182,829
Vested	(50,536)
Forfeited	-

Nonvested at March 28, 2010	291,171

We recognized stock-based compensation expense of $0.9 million and $0.5 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

13. Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of $0.7 million and $5.9 million for the three months ended March 28, 2010 and March 29, 2009, respectively. Advance payments to Spirit for goods not yet received were $0.1 million and $8.4 million at March 28, 2010 and March 29, 2009, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities, including for the Incremental Term Loan facility in November 2009. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L.P. has entered into an interest rate swap with the Company. In addition, Goldman, Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of our outstanding Senior Notes and Senior Subordinated Notes. We believe these agreements were executed at market terms for a similar company with a similar risk profile.

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

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. The debt acquired by such entity has not been retired and we will continue to pay interest in accordance with terms of the debt. The amount of accrued interest associated with these notes as of March 28, 2010 was $7.3 million and no interest payments were made during the three months ended March 28, 2010.

14. Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $3.1 million and $3.5 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $20.2 million and $21.3 million at March 28, 2010 and December 31, 2009, respectively, extending through 2026.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $1.6 million and $3.6 million were required under these contracts at March 28, 2010 and December 31, 2009, respectively.

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $14.8 million and $13.2 million at March 28, 2010 and December 31, 2009, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. $146.5 million, $59.0 million and $1.2 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 28, 2010, respectively, and $146.5 million, $61.5 million and $1.2 million were outstanding at December 31, 2009, respectively. These instruments expire on various dates through 2016.

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $27.3 million and $29.2 million at March 28, 2010 and December 31, 2009, respectively. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

We are subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of its investment in new aircraft. Comparable agencies, including but not limited to, the European Aviation Safety Agency (“EASA”), regulate these matters in the other countries.

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

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT, and that matter is pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing is set to begin July 27, 2010.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

15. Business Segment Information

Reportable segments include the following: Business and General Aviation, Trainer Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets, and sells commercial and specially modified business and general aviation aircraft and related service contracts. Trainer Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. government and foreign governments. Customer Support provides parts and service support for in-service aircraft worldwide.

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

Segment financial results were as follows:

(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Sales:
Business and General Aviation	$343.7	$376.5
Trainer Aircraft	142.4	80.8
Customer Support	107.1	103.8
Eliminations	(25.0)	(23.5)

Total	$568.2	$537.6

Operating (Loss) Income:
Business and General Aviation	$(64.6)	$(65.0)
Trainer Aircraft	20.1	0.9
Customer Support	19.4	18.1
Eliminations	-	-

Total	$(25.1)	$(46.0)

Intersegment sales for the three months ended March 28, 2010 and March 29, 2009 were $15.4 million and $12.6 million, respectively, for Business and General Aviation and $9.6 million and $10.9 million, respectively, for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

16. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by the Company. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the U.S.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of March 28, 2010 and December 31, 2009; Condensed Consolidating Statements of Operations for the three months ended March 28, 2010 and the three months ended March 29, 2009; Condensed Consolidating Statements of Cash Flows for the three months ended March 28, 2010 and the three months ended March 29, 2009.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of March 28, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$294.6	$0.3	$5.8	$-	$300.7
Accounts and notes receivable, net	-	102.4	6.7	-	109.1
Intercompany receivables	-	18.4	2.2	(20.6)	-
Unbilled revenue	-	31.1	11.1	-	42.2
Inventories, net	-	1,266.3	6.9	-	1,273.2
Current deferred income tax asset	-	23.2	0.1	-	23.3
Prepaid expenses and other current assets	(35.6)	54.3	1.0	-	19.7

Total current assets	259.0	1,496.0	33.8	(20.6)	1,768.2

Property, plant and equipment, net	18.2	515.2	2.8	-	536.2
Investment in subsidiaries	1,764.3	-	-	(1,764.3)	-
Goodwill	-	259.5	-	-	259.5
Intangible assets, net	-	796.3	0.7	-	797.0
Non-current deferred income tax asset	-	-	-	-	-
Other assets, net	40.0	10.5	-	-	50.5

Total assets	$2,081.5	$3,077.5	$37.3	$(1,784.9)	$3,411.4

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$74.4	$-	$-	$-	$74.4
Current portion of industrial revenue bonds payable (receivable)	(69.7)	69.7	-	-	-
Advance payments and billings in excess of costs incurred	-	263.0	0.9	-	263.9
Accounts payable	-	225.7	7.9	(13.4)	220.2
Accrued salaries and wages	-	49.3	0.3	-	49.6
Current deferred income tax liability	-	-	-	-	-
Accrued interest payable	41.2	1.6	-	-	42.8
Other accrued expenses	4.7	209.8	5.0	-	219.5

Total current liabilities	50.6	819.1	14.1	(13.4)	870.4

Long-term debt	2,054.5	-	-	-	2,054.5
Industrial revenue bonds payable (receivable)	(261.8)	261.8	-	-	-
Intercompany loan	162.1	(169.2)	14.3	(7.2)	-
Accrued pension benefits	-	305.9	-	-	305.9
Other long-term liabilities	19.6	69.1	-	-	88.7
Non-current deferred income tax liability	-	35.1	0.3	-	35.4

Total liabilities	2,025.0	1,321.8	28.7	(20.6)	3,354.9

Total equity	56.5	1,755.7	8.6	(1,764.3)	56.5

Total liabilities and equity	$2,081.5	$3,077.5	$37.3	$(1,784.9)	$3,411.4

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$562.0	$0.2	$6.6	$-	$568.8
Accounts and notes receivable, net	-	120.4	6.0	-	126.4
Intercompany receivables	-	18.1	1.7	(19.8)	-
Unbilled revenue	-	26.5	12.3	-	38.8
Inventories, net	-	1,291.9	7.0	-	1,298.9
Current deferred income tax asset	25.0	-	0.1	-	25.1
Prepaid expenses and other current assets	(35.0)	53.0	1.0	-	19.0

Total current assets	552.0	1,510.1	34.7	(19.8)	2,077.0

Property, plant and equipment, net	18.3	528.4	3.1	-	549.8
Investment in subsidiaries	2,003.2	-	-	(2,003.2)	-
Goodwill	-	259.5	-	-	259.5
Intangible assets, net	-	808.9	0.7	-	809.6
Non-current deferred income tax asset	-	-	-	-	-
Other assets, net	42.3	9.6	-	-	51.9

Total assets	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$310.2	$-	$-	$-	$310.2
Current portion of industrial revenue bonds payable (receivable)	(69.7)	69.7	-	-	-
Advance payments and billings in excess of costs incurred	-	327.9	0.5	-	328.4
Accounts payable	0.2	219.4	8.6	(13.0)	215.2
Accrued salaries and wages	-	47.2	0.4	-	47.6
Current deferred income tax liability	-	-	-	-	-
Accrued interest payable	14.6	0.4	-	-	15.0
Other accrued expenses	4.0	221.2	5.8	-	231.0

Total current liabilities	259.3	885.8	15.3	(13.0)	1,147.4

Long-term debt	2,054.0	-	-	-	2,054.0
Industrial revenue bonds payable (receivable)	(261.8)	261.8	-	-	-
Intercompany loan	396.2	(402.1)	12.7	(6.8)	-
Accrued pension benefits	-	296.3	-	-	296.3
Other long-term liabilities	20.9	71.4	-	-	92.3
Non-current deferred income tax liability	25.0	10.5	0.1	-	35.6

Total liabilities	2,493.6	1,123.7	28.1	(19.8)	3,625.6

Total equity	122.2	1,992.8	10.4	(2,003.2)	122.2

Total liabilities and equity	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 28, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$-	$611.6	$16.9	$(60.3)	$568.2
Cost of sales	-	557.9	14.7	(60.3)	512.3

Gross profit	-	53.7	2.2	-	55.9

Restructuring, net	-	1.9	-	-	1.9
Selling, general and administrative expenses	0.3	55.3	0.9	-	56.5
Research and development expenses	-	22.6	-	-	22.6

Operating (loss) income	(0.3)	(26.1)	1.3	-	(25.1)

Intercompany interest expense (income), net	0.1	(0.1)	-	-	-
Interest expense, net	35.0	0.2	1.0	-	36.2
Other loss (income), net	0.2	(0.7)	0.2	-	(0.3)

Non-operating expense (income), net	35.3	(0.6)	1.2	-	35.9

(Loss) income before taxes	(35.6)	(25.5)	0.1	-	(61.0)
Provision for (benefit from) income taxes	(0.2)	1.9	0.7	-	2.4

Loss before equity income	(35.4)	(27.4)	(0.6)	-	(63.4)

Equity loss (income) in subsidiaries	28.0	-	-	(28.0)	-

Net (loss) income	(63.4)	(27.4)	(0.6)	28.0	(63.4)

Net income attributable to non-controlling interest	-	-	0.1	-	0.1

Net (loss) income attributable to parent company	$(63.4)	$(27.4)	$(0.7)	$28.0	$(63.5)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 29, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$-	$560.8	$18.9	$(42.1)	$537.6
Cost of sales	-	515.3	16.2	(42.1)	489.4

Gross profit	-	45.5	2.7	-	48.2

Restructuring expenses	-	13.6	-	-	13.6
Selling, general and administrative expenses	0.2	51.1	1.2	-	52.5
Research and development expenses	-	28.1	-	-	28.1

Operating (loss) income	(0.2)	(47.3)	1.5	-	(46.0)

Intercompany interest expense (income), net	0.1	(0.1)	-	-	-
Interest expense, net	40.2	1.2	-	-	41.4
Gain on debt repurchase, net	(177.0)	-	-	-	(177.0)
Other income, net	-	(0.3)	(0.4)	-	(0.7)

Non-operating (income) expense, net	(136.7)	0.8	(0.4)	-	(136.3)

Income (loss) before taxes	136.5	(48.1)	1.9	-	90.3

Provision for (benefit from) income taxes	48.3	(11.6)	0.5	-	37.2

Earnings (loss) before equity loss	88.2	(36.5)	1.4	-	53.1

Equity loss in subsidiaries	35.1	-	-	(35.1)	-

Net income (loss)	53.1	(36.5)	1.4	35.1	53.1

Net income attributable to non-controlling interest	-	-	-	-	-

Net income (loss) attributable to parent company	$53.1	$(36.5)	$1.4	$35.1	$53.1

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 28, 2010

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net cash provided by (used in) operating activities	$166.4	$(152.0)	$(5.7)	$-	$8.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	-	(8.3)	(0.0)	-	(8.3)
Additions to computer software	-	(0.7)	-	-	(0.7)
Proceeds from sale of property, plant and equipment	-	0.0	-	-	0.0

Net cash used in investing activities	-	(9.0)	(0.0)	-	(9.0)

Cash flows from financing activities:
Payment of notes payable	(32.8)	-	-	-	(32.8)
Utilization of revolving credit facility	(235.0)	-	-	-	(235.0)
Net (repayments to) borrowings from Parent	(166.0)	161.1	4.9	-	(0.0)

Net cash (used in) provided by financing activities	(433.8)	161.1	4.9	-	(267.8)

Net (decrease) increase in cash and cash equivalents	(267.4)	0.1	(0.8)	-	(268.1)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	-	568.8

Cash and cash equivalents at end of period	$294.6	$0.3	$5.8	$-	$300.7

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 29, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net cash used in operating activities	$(47.1)	$(123.3)	$(0.8)	$-	$(171.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	-	(10.9)	(1.4)	-	(12.3)
Additions to computer software	-	(0.4)		-	(0.4)
Proceeds from sale of property, plant and equipment	-	0.3	-	-	0.3

Net cash used in investing activities	-	(11.0)	(1.4)	-	(12.4)

Cash flows from financing activities:
Payment of notes payable	(80.2)	-	-	-	(80.2)
Debt repurchase	(41.0)	-	-	-	(41.0)
Net (repayments to) borrowings from Parent	(136.8)	133.9	2.9	-	0.0

Net cash (used in) provided by financing activities	(258.0)	133.9	2.9	-	(121.2)

Effect of exchange rates on cash and cash equivalents	-	-	(0.5)	-	(0.5)

Net (decrease) increase in cash and cash equivalents	(305.1)	(0.4)	0.2	-	(305.3)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	-	377.6

Cash and cash equivalents at end of period	$65.8	$(0.1)	$6.6	$-	$72.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three months ended March 28, 2010 and March 29, 2009 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC” or “the Company”).

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We operate in the global business and general aviation industry, which continues to experience depressed demand primarily as a result of weakness in the global economy. The business and general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the business and general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. While we believe that our backlog of $3.1 billion at March 28, 2010 as well as our existing aircraft portfolio and planned derivative upgrades position us well within this market, we believe that we, and the business and general aviation industry as a whole, will continue to experience depressed demand during 2010.

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

Results of Operations

Three Months Ended March 28, 2010 Compared to the Three Months Ended March 29, 2009

(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Sales	$568.2	$537.6
Cost of sales	512.3	489.4

Gross margin	55.9	48.2

Restructuring, net	1.9	13.6
Selling, general and administrative expenses	56.5	52.5
Research and development expenses	22.6	28.1

Operating (loss) income	(25.1)	(46.0)

Interest expense	36.3	41.9
Interest income	(0.1)	(0.5)
Gain on debt repurchase, net	-	(177.0)
Other income, net	(0.3)	(0.7)

Non-operating (income) expense, net	35.9	(136.3)

(Loss) income before taxes	(61.0)	90.3

Provision for income taxes	2.4	37.2

Net (loss) income	(63.4)	53.1

Net income attributable to non-controlling interest	0.1	-

Net (loss) income attributable to parent company	$(63.5)	$53.1

Sales

As detailed in the table below, sales increased by $30.6 million for the three months ended March 28, 2010 as compared to the three months ended March 29, 2009. The increase was driven by increased production volume in the Trainer Aircraft segment, offset by lower aircraft deliveries in the Business and General Aviation segment.

Sales: (In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Business and General Aviation	$343.7	$376.5
Trainer Aircraft	142.4	80.8
Customer Support	107.1	103.8
Eliminations	(25.0)	(23.5)

Total	$568.2	$537.6

Business and General Aviation. Sales for the three months ended March 28, 2010 decreased by $32.8 million as compared to the three months ended March 29, 2009 as a result of reduced aircraft deliveries, primarily in the King Air and Piston products, as reflected in the table below. In addition to the decline caused by the depressed general aviation market, the King Air delivery volumes were impacted by a reduction in special mission deliveries, including Project Liberty aircraft.

Business and General Aviation	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
New Aircraft Deliveries:
Hawker 4000	4	1
Hawker 900XP	8	5
Hawker 800XP/850XP	0	1
Hawker 750	0	5
Hawker 400XP	1	0
Premier	1	3
King Air	15	29
Pistons	5	13

Total	34	57

Trainer Aircraft. Sales for the three months ended March 28, 2010 increased by $61.6 million as compared to the three months ended March 29, 2009 primarily due to increased volume on the Joint Primary Aircraft Training System (“JPATS”) contract with the U.S. government as well as on non-JPATS contracts awarded during the second half of 2009. Revenue is recognized on essentially all contracts in the Trainer Aircraft segment using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred.

During the three months ended March 28, 2010, we delivered 16 T-6 aircraft compared to 29 during the comparable period of 2009. T-6 deliveries in the first quarter of 2009 included 12 units completed in 2008 that were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component. Deliveries resumed on January 20, 2009.

Customer Support. Sales for the three months ended March 28, 2010 increased by $3.3 million as compared to the three months ended March 29, 2009 primarily due to higher spare parts sales volumes. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Operating (Loss) Income

The table below details the improvement in operating loss of $20.9 million for the three months ended March 28, 2010 as compared to the three months ended March 29, 2009. The improvement was primarily due to sharply increased operating income in the Trainer Aircraft segment as a result of increased sales volume.

Operating (Loss) Income:	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
(In millions)
Business and General Aviation	$(64.6)	$(65.0)
Trainer Aircraft	20.1	0.9
Customer Support	19.4	18.1
Eliminations	-	-

Total	$(25.1)	$(46.0)

Business and General Aviation. Operating loss was essentially unchanged for the three months ended March 28, 2010 as compared to the three months ended March 29, 2009 despite the reduction in delivery volume. Operating income in any particular period is heavily impacted by the mix of aircraft delivered. In addition, the three months ended March 29, 2009 included a charge of $25.3 million to reduce the carrying value of used aircraft inventory to market value. There were no significant charges related to used aircraft in the comparable three month period of 2010.

Trainer Aircraft. Operating income increased by $19.2 million for the three months ended March 28, 2010 as compared to the three months ended March 29, 2009 due primarily to the increased volumes discussed previously. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $3.5 million were recorded during the three months ended March 28, 2010 as compared to $1.5 million during the three months ended March 29, 2009. In addition, the three months ended March 29, 2009 included amortization expense of $3.1 million related to intangible assets arising at Acquisition. The underlying assets became fully amortized at March 29, 2009; therefore, there was not a similar expense during the three months ended March 28, 2010.

Customer Support. Operating income increased by $1.3 million for the three months ended March 28, 2010 as compared to the three months ended March 29, 2009 due primarily to increases in parts sales volumes.

Restructuring, net.

We recorded pre-tax charges of $1.9 million and $13.6 million related to workforce reductions during the three months ended March 28, 2010 and March 29, 2009, respectively. We continued restructuring actions during the first quarter of fiscal 2010 in response to lower aircraft production rates due to depressed demand in the general aviation industry.

Selling, General and Administrative Expense.

Selling, general and administrative expense totaled $56.5 million, or 9.9% of sales for the three months ended March 28, 2010 as compared to $52.5 million, or 9.8% of sales for the three months ended March 29, 2009. The increase was due to higher international selling expenses in support of the broadening global market and consulting services related to the Company’s factory operations cost reduction activities.

Research and Development Expense.

Research and development expense decreased by $5.5 million for the three months ended March 28, 2010 as compared to the three months ended March 29, 2009. We continue to increase development efforts on the T-6 derivative products in the Trainer Aircraft segment. Our Business and General Aviation segment research and development efforts have decreased slightly, as we attempt to better time new product introduction with anticipated market demand. In addition, the three months ended March 29, 2009 included higher expenses related to certification activities for the Hawker 4000. We continue to focus our research and development on a derivative aircraft strategy.

Non-operating Income/Expense, net.

Net non-operating expense was $35.9 million for the three months ended March 28, 2010 as compared to net non-operating income of $136.3 million for the three months ended March 29, 2009 and was comprised almost exclusively of the interest expense on our existing debt. The three months ended March 29, 2009 included a $177.0 million gain on the purchase of our debt securities. The reduction in interest expense was primarily the result of lower interest rates on our floating rate debt as well as reduced principal balances on the fixed rate debt resulting from the debt repurchases during the first half of 2009. In addition, the repayment of the revolving credit facility early in the quarter also contributed to the reduced interest expense.

Provision for Income Taxes.

The effective tax rate for the three months ended March 28, 2010 was negative 3.9% and reflects the impact of the full valuation allowance on our U.S. deferred income tax assets. The effective tax rate for the three months ended March 29, 2009 was 41.2%, which included the impact of $177.0 million of cancellation of debt income included in the financial statements for that period.

Liquidity and Capital Resources

Cash Flow Analysis

The following table illustrates sources and uses of funds:

(In millions)	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Net cash provided by (used in) operating activities	$8.7	$(171.2)
Net cash used in investing activities	(9.0)	(12.4)
Net cash used in financing activities	(267.8)	(121.2)
Effect of exchange rates on cash and cash equivalents	-	(0.5)

Net decrease in cash and cash equivalents	$(268.1)	$(305.3)

Three Months Ended March 28, 2010. Net cash provided by operating activities was $8.7 million. The net cash provided was primarily due to a continued reduction in inventory balances during the quarter. Customer deposit and advance payment balances declined; however, better inventory management, along with a number of smaller favorable cash impacts resulted in the net positive operating cash flow.

Net cash used in investing activities of $9.0 million related primarily to capital expenditures for equipment being used to support the T-6 derivative program development in our Trainer Aircraft segment as well as tooling in our Business and General Aviation segment.

Net cash used in financing activities of $267.8 million represents the repayment of the previously outstanding $235.0 million on the revolving credit facility as well as payments on notes payable used to finance certain aircraft engine purchases.

Three Months Ended March 29, 2009. Net cash used in operating activities was $171.2 million. The net cash consumed was primarily due to increases in inventory associated with the reduced delivery volumes as well as reductions in customer deposits associated with a decline in new orders. In addition, accounts payable balances decreased significantly as amounts due vendors associated with higher activity in late 2008 were paid in early 2009.

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

Capital Resources

The following table summarizes our capital resources as of the dates indicated:

(In millions)	March 28, 2010	December 31, 2009
Cash and cash equivalents	$300.7	$568.8
Total debt	2,128.9	2,364.2
Net debt (total debt less cash and cash equivalents)	1,828.2	1,795.4
Total equity	56.5	122.2
Total capitalization (debt plus equity)	2,185.4	2,486.4
Net capitalization (debt plus equity less cash and cash equivalents)	1,884.7	1,917.6

Debt to total capitalization	97%	95%
Net debt to net capitalization	97%	94%

We have substantial indebtedness. As of March 28, 2010, our total indebtedness was $2,128.9 million, including $59.4 million of short-term obligations payable to a third party under a financing arrangement. We also had up to $75.0 million available for letter of credit issuances under a synthetic letter of credit facility as of March 28, 2010. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. On September 28, 2009, we notified our noteholders that we had elected to pay the April 2010 semi-annual interest payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash. On April 1, 2010, we notified our noteholders that we have elected to pay the September 2010 semi-annual interest payment on our Senior PIK-Election Notes in cash.

Our principal sources of liquidity consist of cash generated by operations and borrowings available under our revolving credit facility. As of March 28, 2010, we had $300.7 million of cash and cash equivalents and we had $236.3 million available under our revolving credit facility, net of $3.7 million of outstanding letters of credit. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. We believe the actions discussed above will result in our having sufficient liquidity to meet our cash requirements for the next twelve months; however, additional economic deterioration may further depress the business and general aviation market and we could be required to take additional measures to meet our liquidity needs.

Notes. Hawker Beechcraft, Inc. was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business from Raytheon Company (the “Acquisition”). In connection with the Acquisition, we issued $1,100.0 million of notes, including $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015, $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017. In February 2008, we exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 (the “Securities Act”) and do not bear restrictions on transferability mandated by the Securities Act or certain penalties for failure to file a registration statement relating to the exchange.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net gain of $352.1 million.

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. The debt acquired by such entity has not been retired and we will continue to pay interest in accordance with terms of the debt. The amount of accrued interest associated with these notes as of March 28, 2010 was $7.3 million and no interest payments were made during the three months ended March 28, 2010.

Senior Secured Credit Facilities. Also in connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, an undrawn $400.0 million revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future. In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in the Company’s $400.0 million revolving credit facility. Lehman Brothers Commercial Bank has not fulfilled its funding obligations under the Company’s revolving credit facility.

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

The initial effectiveness of the Second Amendment was conditioned upon, among other items, the permanent reduction of commitments under the revolving credit facility by $137.0 million (including amounts committed by Lehman Brothers). Following the reduction in commitments, the total availability under the revolving credit facility is $240.0 million after considering the expected reduction due to the Lehman bankruptcy discussed above.

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

As of March 28, 2010, we continued to be in full compliance with all covenants contained in our debt agreements.

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

Backlog

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog was $3.1 billion at March 28, 2010 of which 56% represented orders expected to be delivered beyond the next twelve months. Our backlog includes significant orders with the U.S. government.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our financial condition, results of operations or liquidity. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 28, 2010. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of March 28, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 13 to the unaudited condensed consolidated financial statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

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

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT, and that matter is pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing is set to begin July 27, 2010.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position or results of operations. There have been no material changes to the risk factors previously disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
4.1	Trustee Notice dated as of March 30, 2010, regarding PIK interest election for interest period beginning April 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2010).

10.1*	April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting).

10.2*	April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A).

10.3*	April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B).

10.4	Form of March 2010 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8.4 to the Company’s Post Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.5	Form of March 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.27.2 to the Company’s Post–Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.6	March 26, 2010 Agreement of Certain Nonqualified Performance-Vesting Type A and Certain Nonqualified Performance-Vesting Type B Stock Option Agreements granted prior to March 5, 2010 using the 2007 forms of agreements (incorporated by reference to Exhibit 10.30.1 to the Company’s Post-Effective Amendment No. 2 to Form
S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.7	March 26, 2010 Amendment of Certain Nonqualified Performance-Vesting Type A and Certain Nonqualified Performance-Vesting Type B Stock Option Agreements granted prior to March 5, 2010 using the 2009 forms of agreements (incorporated by reference to Exhibit 10.30.2 to the Company’s Post Effective Amendment No. 2 to Form
S-1, filed with the Securities and Exchange Commission on April 12, 2010).

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.
31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.
31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.
31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.
32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.
32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.
32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.
32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

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
James D. Knight, Vice President and Controller, and Acting Treasurer (Principal Accounting Officer)

Date: May 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight, Vice President and Controller, and Acting Treasurer (Principal Accounting Officer)

Date: May 3, 2010

EXHIBIT INDEX

Exhibit Number	Description
4.1	Trustee Notice dated as of March 30, 2010, regarding PIK interest election for interest period beginning April 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2010).

10.1*	April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting).

10.2*	April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance Vesting Type A).

10.3*	April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance Vesting Type B).

10.4	Form of March 2010 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8.4 to the Company’s Post Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.5	Form of March 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.27.2 to the Company’s Post–Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.6	March 26, 2010 Agreement of Certain Nonqualified Performance-Vesting Type A and Certain Nonqualified Performance-Vesting Type B Stock Option Agreements granted prior to March 5, 2010 using the 2007 forms of agreements (incorporated by reference to Exhibit 10.30.1 to the Company’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.7	March 26, 2010 Amendment of Certain Nonqualified Performance-Vesting Type A and Certain Nonqualified Performance-Vesting Type B Stock Option Agreements granted prior to March 5, 2010 using the 2009 forms of agreements (incorporated by reference to Exhibit 10.30.2 to the Company’s Post Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.
31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.
31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.
31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.
32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.
32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.
32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.
32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.