Form 10-Q
period 2010-06-27
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2010-08-03
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	June 27, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$307.2	$568.8
Accounts and notes receivable, net	135.2	126.4
Unbilled revenue	33.9	38.8
Inventories, net	1,298.9	1,298.9
Current deferred income tax asset, net	—	25.1
Prepaid expenses and other current assets	30.0	19.0

Total current assets	1,805.2	2,077.0

Property, plant and equipment, net	520.9	549.8
Goodwill	259.5	259.5
Intangible assets, net	787.9	809.6
Other assets, net	47.0	51.9

Total assets	$3,420.5	$3,747.8

Liabilities and Equity
Current liabilities:
Notes payable, revolver, and current portion of long-term debt	$70.3	$310.2
Advance payments and billings in excess of costs incurred	315.4	328.4
Accounts payable	247.4	215.2
Accrued salaries and wages	60.4	47.6
Current deferred income tax liability, net	2.1	—
Accrued interest payable	28.1	15.0
Other accrued expenses	205.1	231.0

Total current liabilities	928.8	1,147.4

Long-term debt	2,065.2	2,054.0
Accrued pension benefits	310.4	296.3
Other long-term liabilities	93.9	92.3
Non-current deferred income tax liability, net	10.6	35.6

Total liabilities	3,408.9	3,625.6

Equity:
Paid-in capital	1,002.4	1,000.1
Accumulated other comprehensive loss	(266.3)	(274.1)
Retained deficit	(727.7)	(607.7)

Total equity attributable to parent company	8.4	118.3
Non-controlling interest	3.2	3.9

Total equity	11.6	122.2

Total liabilities and equity	$3,420.5	$3,747.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Sales:
Aircraft and parts	$603.7	$775.0	$1,134.4	$1,274.1
Services	35.6	41.3	73.1	79.8

Total sales	639.3	816.3	1,207.5	1,353.9

Cost of sales:
Aircraft and parts	536.4	650.8	1,016.2	1,106.9
Services	30.4	35.5	62.9	68.8

Total cost of sales	566.8	686.3	1,079.1	1,175.7

Gross profit	72.5	130.0	128.4	178.2

Restructuring, net	3.7	7.0	5.6	20.6
Selling, general and administrative expenses	64.9	54.9	121.4	107.4
Research and development expenses	24.6	28.7	47.2	56.8

Operating (loss) income	(20.7)	39.4	(45.8)	(6.6)

Interest expense	36.8	37.6	73.1	79.5
Interest income	(0.1)	(0.3)	(0.2)	(0.8)
Gain on debt repurchase, net	—	(175.0)	—	(352.1)
Other (income) expense, net	(1.0)	0.5	(1.3)	(0.1)

Non-operating expense (income), net	35.7	(137.2)	71.6	(273.5)

(Loss) income before taxes	(56.4)	176.6	(117.4)	266.9
Provision for income taxes	0.2	4.4	2.6	41.6

Net (loss) income	(56.6)	172.2	(120.0)	225.3
Net income attributable to non-controlling interest	0.2	—	0.3	—

Net (loss) income attributable to parent company	$(56.8)	$172.2	$(120.3)	$225.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2009 – June 27, 2010

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity	Total Comprehensive Income Attributable to Parent	Total Comprehensive Income Attributable Non-Controlling Interest
Balance at January 1, 2009	$996.8	$(156.4)	$(409.3)	$4.2	435.3
Stock-based compensation	3.3				3.3
Dividends declared (received)		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Other comprehensive income (loss), net of tax:					—
Realized prior service cost due to curtailment			5.5		5.5	—
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	—
Reclassifications of unrelaized losses due to maturities, net of tax of $(1.0)			29.7		29.7	—
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Balance at December 31, 2009	1,000.1	(607.7)	(274.1)	3.9	122.2	$(390.7)	$0.3

Stock-based compensation	2.3				2.3
Dividends declared (received)		0.3		(1.0)	(0.7)
Net (loss) income		(120.3)		0.3	(120.0)	$(120.3)	$0.3
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges, net of tax of $0			(0.5)		(0.5)	(0.5)
Reclassification of unrealized losses due to maturities, net of tax of $0			9.2		9.2	—
Foreign currency translation adjustments, net of tax of $0			(0.9)		(0.9)	(0.9)

Balance at June 27, 2010	$1,002.4	$(727.7)	$(266.3)	$3.2	$11.6	$(121.7)	$0.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net (loss) income	$(120.0)	$225.3
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	43.9	45.8
Amortization of intangible assets	23.3	33.7
Amortization of debt issuance costs	4.7	4.6
Amortization of original issue discount	1.1	—
Amortization of deferred compensation	—	0.2
Stock-based compensation	2.3	1.8
Change in current and deferred income taxes	2.1	35.8
Gain on sale of property, plant and equipment	(1.5)	—
Gain on repurchase of long-term debt, net of debt issuance costs write-off	—	(352.1)
Non-cash interest expense	6.9	—

Changes in assets and liabilities:
Accounts receivable, net	(8.8)	9.5
Unbilled revenue, advanced payments and billings in excess of costs incurred	(8.0)	(53.7)
Inventories, net	79.3	3.9
Prepaid expenses and other current assets	(8.0)	3.6
Accounts payable	32.2	(129.1)
Accrued salaries and wages	12.8	0.1
Other accrued expenses	(5.5)	(56.6)
Pension and other changes, net	23.8	84.3
Income taxes payable	(1.1)	1.2

Net cash provided by (used in) operating activities	79.5	(141.7)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(13.5)	(31.0)
Additions to computer software	(1.5)	(2.0)
Proceeds from sale of property, plant and equipment	4.7	0.3

Net cash used in investing activities	(10.3)	(32.7)

Cash flows from financing activities:
Payment of notes payable	(92.1)	(124.6)
Payment of term loan	(3.8)	(3.3)
(Repayment) utilization of revolving credit facility	(235.0)	365.0
Proceeds from IRB funding	0.1	4.5
Debt repurchase	—	(136.7)

Net cash (used in) provided by financing activities	(330.8)	104.9

Net decrease in cash and cash equivalents	(261.6)	(69.5)
Cash and cash equivalents at beginning of period	568.8	377.6

Cash and cash equivalents at end of period	$307.2	$308.1

Supplemental Disclosures:
Cash paid for interest	$38.5	$13.3
Cash paid (received) for income taxes	1.3	(1.2)
Net non-cash transfers to (from) property, plant and equipment (to) from inventory	7.9	(11.8)
Net non-cash transfers from property, plant and equipment to prepaid expenses and other current assets	(2.9)	—
Inventories acquired through issuance of notes	87.2	77.0

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted. In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

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

3. Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. In addition, this update removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued new standards in the ASC topic on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarify existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures were effective for the Company beginning with the Company’s Form 10-Q for the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s financial statements. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Other new pronouncements issued but not effective until after June 27, 2010 are not expected to have a material effect on our financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Beginning balance	$65.6	$65.5	$67.9	$67.3
Accrual for aircraft and part deliveries	4.6	7.2	8.5	10.7
Reversals related to prior period deliveries	(0.9)	(2.3)	(1.1)	(2.9)
Warranty services provided	(6.9)	(5.7)	(12.9)	(10.4)

Ending balance	$62.4	$64.7	$62.4	$64.7

Warranty provisions related to aircraft deliveries on contracts accounted for using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

5. Inventories, net

Inventories consisted of the following:

	June 27,	December 31,
(In millions)	2010	2009
Finished goods	$129.9	$157.4
Work in process	937.8	811.2
Materials and purchased parts	231.2	330.3

Total	$1,298.9	$1,298.9

Net non-cash transfers of $7.9 million for the six months ended June 27, 2010 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from inventory to property, plant and equipment. Net non-cash transfers of $11.8 million for the six months ended June 28, 2009 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted United Kingdom pound sterling inventory purchases. Notional amounts outstanding at June 27, 2010 and June 28, 2009 based on contract rates were $56.4 million and $396.3 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at June 27, 2010 extend through January 2011. For the six months ended June 27, 2010, the net loss recognized in earnings due to foreign currency forward contracts not designated or de-designated as cash flow hedges was $6.4 million. As of June 27, 2010, $18.4 million of net unrealized losses on contracts designated and effective as cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

Interest Rate Swap

We entered into an interest rate swap agreement (“the swap”) in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap is $485.0 million, of which $335.0 million matures on December 30, 2010 and $150.0 million matures on December 30, 2011.

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the de-designated hedge is being amortized over the life of the debt. We entered into an additional interest rate swap agreement in June 2009 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the June 2009 swap is $300.0 million and matures on June 30, 2011.

For the three and six months ended June 27, 2010, we reclassified losses of $0.9 million and $1.9 million, respectively, from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the six months ended June 27, 2010, no ineffectiveness was recognized for the new hedging relationship. As of June 27, 2010, a loss of $1.0 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table discloses the fair values regarding derivative instruments as of June 27, 2010 and December 31, 2009:

	Statement of Financial Position Location	June 27, 2010	December 31, 2009
(In millions)		Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	$14.8	$18.1
Foreign exchange contracts, current	Other accrued expenses	6.4	13.1

Total derivatives designated as hedging instruments		$21.2	$31.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts, current	Other accrued expenses	$2.9	$14.9
Interest rate contracts	Other long-term liabilities	1.2	2.8

Total derivatives not designated as hedging instruments		$4.1	$17.7

Total derivatives		$25.3	$48.9

The following tables disclose the effect of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 27, 2010 and June 28, 2009, (in millions):

Derivatives not in Cash Flow Hedging Relationships

	Amount of Loss Recognized in Income on Derivative				Location of Loss Recognized in Income on Derivative
	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest rate contracts	$(0.9)	$(1.3)	$(1.9)	$(2.8)	Interest expense, net
Foreign exchange contracts	(0.5)	(1.2)	(6.4)	(18.7)	Cost of sales

Total	$(1.4)	$(2.5)	$(8.3)	$(21.5)

Derivatives not in Cash Flow Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (effective portion)		Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (effective portion) (1)		Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest rate contracts	$3.6	$(0.2)	$—	$—	$—	$—
Foreign exchange contracts	0.2	33.8	(4.8)	(21.6)	—	—

Total	$3.8	$33.6	$(4.8)	$(21.6)	$—	$—

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (effective portion)		Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (effective portion) (1)		Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
	Six Months Ended		Six Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest rate contracts	$4.9	$2.1	$—	$—	$—	$(0.6)
Foreign exchange contracts	(5.4)	22.1	(7.3)	(21.6)	—	—

Total	$(0.5)	$24.2	$(7.3)	$(21.6)	$—	$(0.6)

(1)	Amounts related to interest rate contracts are included in Interest expense, net and amounts related to foreign exchange rates are included in Cost of sales.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. Restructuring

During the six months ended June 27, 2010, we continued restructuring actions in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives. The following table shows pre-tax charges for the three and six months ended June 27, 2010 and June 28, 2009:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Business and General Aviation	$3.4	$7.1	$5.3	$19.7
Trainer Aircraft	0.3	(0.2)	0.3	0.4
Customer Support	—	0.1	—	0.5

Total	$3.7	$7.0	$5.6	$20.6

Changes in our restructuring and other reserve balances, which are recorded on the Consolidated Statement of Financial Position as other accrued expenses, are shown in the table as follows:

(In millions)	Facilities and Other Consolidaton Costs	Severance and Related Costs	Total
Beginning balance, December 31, 2009	$0.9	$1.8	$2.7
Accruals	0.8	4.8	$5.6
Payments	(0.4)	(4.0)	$(4.4)

Ending balance, June 27, 2010	$1.3	$2.6	$3.9

8. Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	June 27, 2010	December 31, 2009
Short-term debt:
Notes payable	$55.3	$60.2
Revolving credit facility	—	235.0
Current portion of long-term debt	15.0	15.0

Total short-term debt	70.3	310.2

Senior secured term loan due 2014, net of current portion	1,248.0	1,249.3
Incremental secured term loan due 2014, net of current portion	186.6	188.0
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	288.7
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,065.2	2,054.0

Total debt	$2,135.5	$2,364.2

The average floating interest rate on the senior secured term loan was 3.50% at June 27, 2010 and 3.36% at December 31, 2009.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods. We pay the lender within 155 days under the terms of the underlying short-term promissory notes with interest determined at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. At June 27, 2010, we had $55.3 million of outstanding notes payable at a weighted-average interest rate of 5.62%. At December 31, 2009, we had $60.2 million of outstanding notes payable at a weighted-average interest rate of 5.50%. The issuance of these notes was treated as a non-cash financing transaction. $87.2 million of notes were issued during the six months ended June 27, 2010.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The book balance of the incremental secured term loan due 2014 will vary as principal payments occur and with the accretion of the original issue discount. The increase in the senior PIK-election notes during the first half of 2010 was due to the Company’s decision to make the April 1, 2010 interest payment by issuing additional PIK-election notes rather than by paying in cash. The Company has elected to make the next semi-annual interest payment in cash.

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

•	Level 3 Inputs – Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	June 27, 2010			December 31, 2009
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$265.6	$—	$—	$559.7	$—	$—

Total	$265.6	$—	$—	$559.7	$—	$—

Liabilities
Foreign currency forward contracts	$—	$(9.3)	$—	$—	$(28.0)	$—
Interest rate swaps	—	(16.1)	—	—	(20.9)	—

Total	$—	$(25.3)	$—	$—	$(48.9)	$—

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in our statement of financial position as follows:

	June 27, 2010		December 31, 2009
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swaps
Other accrued expenses-current	$(9.3)	$—	$(28.0)	$—
Other long-term liabilities	—	(16.0)	—	(20.9)

Net derivative liability	$(9.3)	$(16.0)	$(28.0)	$(20.9)

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	June 27, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$1,261.0	$1,027.7	$1,264.3	$938.7
Incremental secured term loan due 2014	188.6	184.8	188.0	184.2
Senior fixed rate notes	182.9	147.2	182.9	128.7
Senior PIK-election notes	302.6	242.1	288.7	176.1
Senior subordinated notes	145.1	91.8	145.1	92.9

Total	$2,080.2	$1,693.6	$2,069.0	$1,520.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. Income Taxes

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended June 27, 2010 was negative 2.2%, which included the impact of discrete items related to foreign return to provision true-ups which had an immaterial impact on the overall effective tax rate for the period. The effective tax rate for the six months ended June 28, 2009 was 15.6%, which included the impact of $352.1 million of cancellation of debt income included in the financial statements for that period. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

We have a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite-lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pre-tax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $379.7 million at December 31, 2009. Our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses, increased $44.0 million during the six months ending June 27, 2010 to $423.7 million. We intend to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The U.S. federal research and development tax credit expired as of December 31, 2009. As of June 27, 2010, the credit had not been reinstated. Due to our net operating losses and full valuation allowance, a reinstatement of the credit during the year would have no impact on our effective tax rate.

An entity affiliated with Goldman, Sachs and Co. and Onex Partners II LP purchased $152.8 million of our outstanding notes at a discount in February 2010. For income tax purposes, the entity is considered a related party, and therefore, the acquisition of the outstanding debt is treated as acquired “repurchased” by the Company resulting in cancellation-of-indebtedness (“COD”) income estimated to be $55.0 million. The repurchased debt is treated as new indebtedness for income tax purposes which is “deemed” issued to the related party at a discount creating original issue discount (“OID”) estimated to be $51.0 million.

We are currently analyzing the tax consequences of deferring the COD income and OID deductions under the provisions of Internal Revenue Code §108(i) enacted under the American Recovery and Reinvestment Act of 2009. We have prepared the tax provision based on the assumption that we will not elect to defer, although the election is not required to be made until the Company files its current year tax return. If we elect deferral, the COD income and OID deductions will be deferred until 2014 and included in taxable income ratably from 2014 through 2018.

11. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net pension expense recognized:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$5.8	$6.8	$11.6	$13.6
Interest cost	14.4	14.2	28.7	28.4
Expected return on plan assets	(14.3)	(15.1)	(28.6)	(30.2)
Amortization of prior service cost	0.4	0.6	0.9	1.2
Amortization of net loss	3.5	1.8	7.0	3.6
Pension curtailment	—	2.3	—	2.3

Net amount recognized	$9.8	$10.6	$19.6	$18.9

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table outlines the components of net periodic other benefits expense recognized:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.3	0.4	0.6
Amortization of net gain	(0.1)	—	(0.2)	—

Amount recognized	$0.2	$0.4	$0.4	$0.8

We anticipate total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be $28.7 million and $0.6 million, respectively, in 2010.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, we matched (“HBAC Match”) union and non-union employee contributions up to a maximum of four percent of eligible compensation. The Company match for all non-union employees was suspended indefinitely, effective October 5, 2009. Total HBAC Match expense was $1.4 million and $4.3 million for the three months ended June 27, 2010 and June 28, 2009, respectively. Total HBAC Match expense was $2.8 million and $8.5 million for the six months ended June 27, 2010 and June 28, 2009, respectively.

We maintain a retirement income savings program (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $0.9 million and $1.7 million for the three and six months ended June 27, 2010, respectively. For the three and six months ended June 28, 2009, total expense for the RISP was $0.9 million and $1.9 million, respectively.

12. Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of $0.8 million and $1.5 million for the three and six months ended June 27, 2010, respectively. For the three and six months ended June 28, 2009, we received components from Spirit of $6.2 million and $12.1 million, respectively. Advance payments to Spirit for goods not yet received were $0.1 million and $0.2 million at June 27, 2010 and December 31, 2009, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities, including for the Incremental Term Loan facility in November 2009. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L.P. has entered into interest rate swaps with the Company. In addition, Goldman, Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of our outstanding Senior Notes and Senior Subordinated Notes. We believe these agreements were executed at market terms for a similar company with a similar risk profile.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of June 27, 2010, the debt acquired by such entity has not been retired and we will continue to pay interest in accordance with terms of the debt. During the second quarter of 2010, we paid interest on these notes by making cash payments of $0.4 million and by issuing $6.6 million of additional PIK-Election notes. As of June 27, 2010, the affiliates’ outstanding balance of these notes was $159.4 million and the amount of accrued interest associated with these notes was $3.6 million.

13. Stock-Based Compensation

Stock option activity for the six months ended June 27, 2010 and June 28, 2009 was as follows:

	Number of Options
Service-Vesting	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Beginning balance	3,694,387	2,986,724
Granted	2,495,168	659,375
Forefeited or expired	(404,420)	(204,884)

Ending balance	5,785,135	3,441,215

	Number of Options
Performance-Vesting	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Beginning balance	3,490,523	3,056,104
Granted	285,168	621,875
Forefeited or expired	(157,294)	(323,068)

Ending balance	3,618,397	3,354,911

Restricted share activity for the six months ended June 27, 2010 and June 28, 2009 was as follows:

	Number of Options
Restricted Shares	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Beginning balance	158,878	98,687
Granted	182,829	125,000
Vested	(62,809)	(15,181)

Ending balance	278,898	208,506

We recognized stock-based compensation expense of $1.4 million and $2.3 million during the three and six months ended June 27, 2010, respectively. During the three and six months ended June 28, 2009, we recognized stock-based compensation expense of $1.3 million and $1.8 million, respectively.

14. Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $4.0 million and $7.1 million for the three and six months ended June 27, 2010, respectively. For the three and six months ended June 28, 2009, our rent expense was $4.3 million and $7.7 million, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $19.8 million and $21.3 million at June 27, 2010 and December 31, 2009, respectively. The underlying leases extend through 2026.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $4.6 million and $3.6 million were required under these contracts at June 27, 2010 and December 31, 2009, respectively.

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $15.5 million and $13.2 million at June 27, 2010 and December 31, 2009, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. $116.5 million, $67.3 million and $1.3 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 27, 2010, respectively, and $146.5 million, $61.5 million and $1.2 million were outstanding at December 31, 2009, respectively. These instruments expire on various dates through 2016.

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $28.8 million and $29.2 million at June 27, 2010 and December 31, 2009, respectively. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

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

As a defense contractor, we are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect our financial position, results of operations or liquidity.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. On July 22, 2010, the U.S. Attorney’s Office notified us that it intends to seek civil enforcement penalties of at least $2.6 million, as well as injunctive relief, against HBAC with respect to HBAC’s quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition, results of operations or liquidity.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Following post-hearing submissions, scheduled to be completed in October 2010, the tribunal will issue its final award.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Sales:
Business and General Aviation	$361.8	$610.3	$705.5	$986.8
Trainer Aircraft	184.8	117.1	327.2	197.9
Customer Support	126.2	109.8	233.3	213.6
Eliminations	(33.5)	(20.9)	(58.5)	(44.4)

Total	$639.3	$816.3	$1,207.5	$1,353.9

Operating (Loss) Income:
Business and General Aviation	$(72.3)	$7.3	$(136.9)	$(57.7)
Trainer Aircraft	32.0	9.1	52.1	10.0
Customer Support	19.7	23.0	39.1	41.1
Eliminations	(0.1)	—	(0.1)	—

Total	$(20.7)	$39.4	$(45.8)	$(6.6)

Intersegment sales for the three and six months ended June 27, 2010 were $19.7 million and $35.1 million, respectively, for Business and General Aviation and $13.8 million and $23.4 million, respectively, for Customer Support. For the three and six months ended June 28, 2009, intersegment sales were $10.2 million and $22.8 million, respectively, for Business and General Aviation and $10.7 million and $21.6 million, respectively, for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of June 27, 2010 and December 31, 2009; Condensed Consolidating Statements of Operations for the six months ended June 27, 2010 and the six months ended June 28, 2009; Condensed Consolidating Statements of Cash Flows for the six months ended June 27, 2010 and the six months ended June 28, 2009.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of June 27, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$301.4	$0.2	$5.6	$—	$307.2
Accounts and notes receivable, net	—	126.0	9.2	—	135.2
Intercompany receivables	—	14.4	2.7	(17.1)	—
Unbilled revenue	—	25.6	8.2	—	33.8
Inventories, net	—	1,292.8	6.1	—	1,298.9
Prepaid expenses and other current assets	(35.7)	64.5	1.2	—	30.0

Total current assets	265.7	1,523.5	33.0	(17.1)	1,805.1
Property, plant and equipment, net	17.9	500.3	2.7	—	520.9
Investment in subsidiaries	1,749.4	—	—	(1,749.4)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	787.2	0.7	—	787.9
Non-current deferred income tax asset	—	0.1	—	—	0.1
Other assets, net	37.6	9.4	—	—	47.0

Total assets	$2,070.6	$3,080.0	$36.4	$(1,766.5)	$3,420.5

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$70.3	$—	$—	$—	$70.3
Current portion of industrial revenue bonds (receivable) payable	(65.3)	65.3	—	—	—
Advance payments and billings in excess of costs incurred	—	315.1	0.3	—	315.4
Accounts payable	0.5	248.9	7.3	(9.3)	247.4
Accrued salaries and wages	—	60.1	0.3	—	60.4
Current deferred income tax liability	—	2.1	—	—	2.1
Accrued interest payable	27.7	0.4	—	—	28.1
Other accrued expenses	5.2	196.1	3.8	—	205.1

Total current liabilities	38.4	888.0	11.7	(9.3)	928.8
Long-term debt	2,065.2	—	—	—	2,065.2
Industrial revenue bonds (receivable) payable	(227.6)	227.6	—	—	—
Intercompany loan	167.0	(175.6)	16.4	(7.8)	—
Accrued pension benefits	—	310.4	—	—	310.4
Other long-term liabilities	16.0	77.9	—	—	93.9
Non-current deferred income tax liability	—	10.6	—	—	10.6

Total liabilities	2,059.0	1,338.9	28.1	(17.1)	3,408.9
Total equity	11.6	1,741.1	8.3	(1,749.4)	11.6

Total liabilities and equity	$2,070.6	$3,080.0	$36.4	$(1,766.5)	$3,420.5

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$562.0	$0.2	$6.6	$—	$568.8
Accounts and notes receivable, net	—	120.4	6.0	—	126.4
Intercompany receivables	—	18.1	1.7	(19.8)	—
Unbilled revenue	—	26.5	12.3	—	38.8
Inventories, net	—	1,291.9	7.0	—	1,298.9
Current deferred income tax asset	25.0	—	0.1	—	25.1
Prepaid expenses and other current assets	(35.0)	53.0	1.0	—	19.0

Total current assets	552.0	1,510.1	34.7	(19.8)	2,077.0
Property, plant and equipment, net	18.3	528.4	3.1	—	549.8
Investment in subsidiaries	2,003.2	—	—	(2,003.2)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	808.9	0.7	—	809.6
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	42.3	9.6	—	—	51.9

Total assets	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$310.2	$—	$—	$—	$310.2
Current portion of industrial revenue bonds payable (receivable)	(69.7)	69.7	—	—	—
Advance payments and billings in excess of costs incurred	—	327.9	0.5	—	328.4
Accounts payable	0.2	219.4	8.6	(13.0)	215.2
Accrued salaries and wages	—	47.2	0.4	—	47.6
Current deferred income tax liability	—	—	—	—	—
Accrued interest payable	14.6	0.4	—	—	15.0
Other accrued expenses	4.0	221.2	5.8	—	231.0

Total current liabilities	259.3	885.8	15.3	(13.0)	1,147.4
Long-term debt	2,054.0	—	—	—	2,054.0
Industrial revenue bonds payable (receivable)	(261.8)	261.8	—	—	—
Intercompany loan	396.2	(402.1)	12.7	(6.8)	—
Accrued pension benefits	—	296.3	—	—	296.3
Other long-term liabilities	20.9	71.4	—	—	92.3
Non-current deferred income tax liability	25.0	10.5	0.1	—	35.6

Total liabilities	2,493.6	1,123.7	28.1	(19.8)	3,625.6
Total equity	122.2	1,992.8	10.4	(2,003.2)	122.2

Total liabilities and equity	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended June 27, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$678.3	$18.2	$(57.2)	$639.3
Cost of sales	—	607.4	16.6	(57.2)	566.8

Gross profit	—	70.9	1.6	—	72.5

Restructuring expenses	—	3.7	—	—	3.7
Selling, general and administrative expenses	0.4	63.3	1.2	—	64.9
Research and development expenses	—	24.6	—	—	24.6

Operating (loss) income	(0.4)	(20.7)	0.4	—	(20.7)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	35.5	1.2	—	—	36.7
Other (income) expense, net	(0.6)	(2.0)	1.6	—	(1.0)

Non-operating expense (income), net	35.0	(0.9)	1.6	—	35.7

Loss before taxes	(35.4)	(19.8)	(1.2)	—	(56.4)
(Benefit from) provision for income taxes	(0.7)	0.8	0.1	—	0.2

Loss before equity income	(34.7)	(20.6)	(1.3)	—	(56.6)

Equity loss (income) in subsidiaries	21.9	—	—	(21.9)	—

Net (loss) income	(56.6)	(20.6)	(1.3)	21.9	(56.6)

Net income attributable to non-controlling interest	—	—	0.2	—	0.2

Net (loss) income attributable to parent company	$(56.6)	$(20.6)	$(1.5)	$21.9	$(56.8)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended June 28, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$832.9	$22.1	$(38.7)	$816.3
Cost of sales	—	705.0	20.0	(38.7)	686.3

Gross margin	—	127.9	2.1	—	130.0

Restructuring expenses	—	7.0	—	—	7.0
Selling, general and administrative expenses	0.3	53.6	1.0	—	54.9
Research and development expenses	—	28.7	—	—	28.7

Operating (loss) income	(0.3)	38.6	1.1	—	39.4

Intercompany interest (income) expense, net	0.2	(0.2)	—	—	—
Interest expense (income), net	35.9	1.4	—	—	37.3
Gain on debt repurchase, net	(175.0)	—	—	—	(175.0)
Other expense, net	(0.1)	1.3	(0.7)	—	0.5

Non-operating (income) expense, net	(139.0)	2.5	(0.7)	—	(137.2)

Income (loss) before taxes	138.7	36.1	1.8	—	176.6
Provision for income taxes	(2.9)	7.7	(0.4)	—	4.4

Earnings (loss) before Equity Loss	141.6	28.4	2.2	—	172.2
Equity (income) loss in subsidiaries	(30.6)	—	—	30.6	—

Net income (loss)	$172.2	$28.4	$2.2	$(30.6)	$172.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Six Months Ended June 27, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,289.9	$35.1	$(117.5)	$1,207.5
Cost of sales	—	1,165.3	31.3	(117.5)	1,079.1

Gross profit	—	124.6	3.8	—	128.4

Restructuring, net	—	5.6	—	—	5.6
Selling, general and administrative expenses	0.7	118.6	2.1	—	121.4
Research and development expenses	—	47.2	—	—	47.2

Operating (loss) income	(0.7)	(46.8)	1.7	—	(45.8)

Intercompany interest expense (income), net	0.2	(0.2)	—	—	—
Interest expense, net	70.5	1.4	1.0	—	72.9
Other (income) expense, net	(0.4)	(2.7)	1.8	—	(1.3)

Non-operating expense (income), net	70.3	(1.5)	2.8	—	71.6

Loss before taxes	(71.0)	(45.3)	(1.1)	—	(117.4)
(Benefit from) provision for income taxes	(0.9)	2.7	0.8	—	2.6

Loss before equity income	(70.1)	(48.0)	(1.9)	—	(120.0)
Equity loss (income) in subsidiaries	49.9	—	—	(49.9)	—

Net (loss) income	(120.0)	(48.0)	(1.9)	49.9	(120.0)

Net income attributable to non-controlling interest	—	—	0.3	—	0.3

Net (loss) income attributable to parent company	$(120.0)	$(48.0)	$(2.2)	$49.9	$(120.3)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Six Months Ended June 28, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,393.7	$41.0	$(80.8)	$1,353.9
Cost of sales	—	1,220.3	36.2	(80.8)	1,175.7

Gross margin	—	173.4	4.8	—	178.2

Restructuring expenses	—	20.6	—	—	20.6
Selling, general and administrative expenses	0.5	104.7	2.2	—	107.4
Research and development expenses	—	56.8	—	—	56.8

Operating (loss) income	(0.5)	(8.7)	2.6	—	(6.6)

Intercompany interest expense (income), net	0.3	(0.3)	—	—	—
Interest expense (income), net	76.1	2.6	—	—	78.7
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other expense, net	—	1.0	(1.1)	—	(0.1)

Non-operating expense, net	(275.7)	3.3	(1.1)	—	(273.5)

Income (loss) before taxes	275.2	(12.0)	3.7	—	266.9
Provision for income taxes	45.4	(3.9)	0.1	—	41.6

Earnings (loss) before Equity Loss	229.8	(8.1)	3.6	—	225.3
Equity loss in subsidiaries	4.5	—	—	(4.5)	—

Net income (loss)	$225.3	$(8.1)	$3.6	$4.5	$225.3

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 27, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$261.9	$(177.8)	$(4.6)	$—	$79.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(13.4)	(0.1)	—	(13.5)
Additions to computer software	—	(1.5)	—	—	(1.5)
Proceeds from sale of property, plant and equipment	—	4.7	—	—	4.7

Net cash used in investing activities	—	(10.2)	(0.1)	—	(10.3)

Cash flows from financing activities:
Payment of notes payable	(92.1)	—	—	—	(92.1)
Payment of term loan	(3.8)	—	—	—	(3.8)
Utilization of revolving credit facility	(235.0)	—	—	—	(235.0)
Proceeds from IRB funding	—	0.1	—	—	0.1
Industrial revenue bond receipts (payments)	38.6	(38.6)	—	—	(0.0)
Net (repayments to) borrowings from Parent	(230.2)	226.5	3.7	—	0.0

Net cash (used in) provided by financing activities	(522.5)	188.0	3.7	—	(330.8)

Net (decrease) increase in cash and cash equivalents	(260.6)	—	(1.0)	—	(261.6)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$301.4	$0.2	$5.6	$—	$307.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 28, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(169.3)	$27.3	$0.3	$—	$(141.7)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(30.4)	(0.6)	—	(31.0)
Additions to computer software	—	(2.0)	—	—	(2.0)
Proceeds from sale of property, plant and equipment		0.3			0.3

Net cash used in investing activities	—	(32.1)	(0.6)	—	(32.7)

Cash flows from financing activities:
Payment of term loan	(3.3)	—	—	—	(3.3)
Payment of notes payable	(124.7)	—	—	—	(124.7)
Repurchase of debt	(136.6)	—	—	—	(136.6)
Proceeds from IRB funding	—	4.5	—	—	4.5
Utilization of term loan	365.0	—	—	—	365.0

Net cash provided by financing activities	100.4	4.5	—	—	104.9

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) in cash and cash equivalents	(68.9)	(0.3)	(0.3)	—	(69.5)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$302.0	$—	$6.1	$—	$308.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 27, 2010 and June 28, 2009 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”, “the Company”, “we”, or “our”) and its subsidiaries.

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

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the United States (U.S.) Air Force and the U.S. Navy and provide military trainer aircraft to other governments. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 30 countries to an estimated installed fleet of more than 37,000 aircraft.

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

We operate in the global business and general aviation industry, which continues to experience depressed demand primarily as a result of uncertainty in the global economy. The business and general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the business and general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. While we believe that our backlog of $2.4 billion at June 27, 2010 as well as our existing aircraft portfolio and planned derivative upgrades position us well within this market, we believe that we, and the business and general aviation industry as a whole, will continue to experience depressed demand during 2010 and likely into 2011.

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

Current Developments

The Company continues to evaluate aspects of its overall cost and manufacturing structure, including the possibility of relocating certain work to other locations within and outside the U.S. With the exception of the already announced decision to close the Salina, Kansas facility, these evaluations and decisions are expected to occur over the remainder of 2010 and into early 2011. Included within the evaluation is a consideration of assets which may potentially be surplus as well as costs that might be incurred as a result of a decision to change the location of certain work. Decisions made as these evaluations conclude could result in restructuring or other accounting charges.

Results of Operations

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2010	2009	2010	2009
Sales	$639.3	$816.3	$1,207.5	$1,353.9
Cost of sales	566.8	686.3	1,079.1	1,175.7

Gross margin	72.5	130.0	128.4	178.2

Restructuring, net	3.7	7.0	5.6	20.6
Selling, general and administrative expenses	64.9	54.9	121.4	107.4
Research and development expenses	24.6	28.7	47.2	56.8

Operating loss	(20.7)	39.4	(45.8)	(6.6)

Interest expense	36.8	37.6	73.1	79.5
Interest income	(0.1)	(0.3)	(0.2)	(0.8)
Gain on debt repurchase, net	—	(175.0)	—	(352.1)
Other income, net	(1.0)	0.5	(1.3)	(0.1)

Non-operating expense (income), net	35.7	(137.2)	71.6	(273.5)

(Loss) income before taxes	(56.4)	176.6	(117.4)	266.9

Provision for income taxes	0.2	4.4	2.6	41.6

Net (loss) income	(56.6)	172.2	(120.0)	225.3

Net income attributable to non-controlling interest	0.2	—	0.3	—

Net (loss) income attributable to parent company	$(56.8)	$172.2	$(120.3)	$225.3

Three Months Ended June 27, 2010 Compared to the Three Months Ended June 28, 2009

Sales

As detailed in the table below, sales decreased by $177.0 million for the three months ended June 27, 2010 as compared to the three months ended June 28, 2009. The decrease was driven by lower deliveries in the Business and General Aviation segment, partially offset by increased volume in the Trainer Aircraft segment.

	Three Months Ended
(In millions)	June 27, 2010	June 28, 2009
Sales:
Business and General Aviation	$361.8	$610.3
Trainer Aircraft	184.8	117.1
Customer Support	126.2	109.8
Eliminations	(33.5)	(20.9)

Total	$639.3	$816.3

Business and General Aviation. Sales for the three months ended June 27, 2010 decreased by $248.5 million as compared to the three months ended June 27, 2009 due to generally lower aircraft delivery volume, particularly in the King Air and Hawker 900 models as reflected in the table below. Aircraft deliveries were significantly impacted by the current depressed market conditions. King Air deliveries in the three months ended June 27, 2009 included a significant number of special mission aircraft, most notably the Project Liberty aircraft. Deliveries under Project Liberty were completed in the fourth quarter of 2009.

	Three Months Ended
	June 27,	June 28,
	2010	2009
Business and General Aviation
New Aircraft Deliveries:
Hawker 4000	4	3
Hawker 900XP	3	11
Hawker 800XP/850XP	1	—
Hawker 750	1	2
Hawker 400XP	2	4
Premier	2	4
King Air	24	41
Pistons	17	13

Total	54	78

Trainer Aircraft. Sales for the three months ended June 27, 2010 increased by $67.7 million as compared to the three months ended June 28, 2009 primarily due to higher volume on both the Joint Primary Aircraft Training System (“JPATS”) contract with the U.S. government as well as international trainer contracts awarded in late 2009. A significant portion of the higher volume relates to the Ground Based Training Systems (“GBTS”) and Contractor Logistics Support (“CLS”) elements of the JPATS and international contracts. During the three months ended June 27, 2010, the Trainer Aircraft segment delivered 22 T-6 aircraft compared to 27 in the comparable period of 2009. The three months ended June 28, 2009 included 8 units that were built in 2008, but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component.

Customer Support. Sales for the three months ended June 27, 2010 increased by $16.4 million as compared to the three months ended June 28, 2009. The increase is primarily due to the sale of aircraft engines to certain major customers. Sales volume was essentially the same for the comparable quarters in 2010 and 2009 excluding these engine sales. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Operating (Loss) Income

As depicted in the table below, operating loss was $20.7 million for the three months ended June 27, 2010 as compared to operating income of $39.4 million for the three months ended June 28, 2009, a change of $60.1 million. The amount of the operating loss is primarily due to the increase in operating loss in the Business and General Aviation segment, which was impacted by decreases in aircraft delivery volume.

	Three Months Ended
(In millions)	June 27, 2010	June 28, 2009
Operating (Loss) Income:
Business and General Aviation	$(72.3)	$7.3
Trainer Aircraft	32.0	9.1
Customer Support	19.7	23.0
Eliminations	(0.1)	—

Total	$(20.7)	$39.4

Business and General Aviation. Operating loss was $72.3 million for the three months ended June 27, 2010 as compared to operating income of $7.3 million for the three months ended June 28, 2009. This decline in operating income of $79.6 million for the period was due to the previously discussed decrease in aircraft delivery volume. Operating income is impacted significantly by the mix of aircraft delivered during any particular quarter. Of particular significance were the Project Liberty aircraft deliveries in the second quarter of 2009 that were not repeated in the comparable period of 2010.

Trainer Aircraft. Operating income increased by $22.9 million for the three months ended June 27, 2010 as compared to the three months ended June 28, 2009 due to the increased volume discussed previously as well as improved estimated contract profitability during the quarter due to the lower than expected contract service costs. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $12.2 million were recorded during the three months ended June 27, 2010 as compared to $0.4 million during the three months ended June 28, 2009.

Customer Support. Operating income decreased by $3.3 million for the three months ended June 27, 2010 as compared to the three months ended June 28, 2009. As discussed above, sales volume for the quarter was essentially unchanged from the comparable quarter in 2009 after excluding the aircraft engine sales which had little impact on operating income. The modest reduction in operating income was primarily due to increased research and development expenditures of $0.8 million during the three months ended June 27, 2010 to develop certain new capabilities at the segment’s Company-owned service centers. In addition, a favorable $1.3 million one-time adjustment related to warranty costs was recorded during the three months ended June 28, 2009.

Restructuring, net.

We recorded pre-tax charges of $3.7 million and $7.0 million related to workforce reductions during the three months ended June 27, 2010 and June 27, 2009, respectively. We continued restructuring actions during the second quarter of fiscal 2010 in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives.

Selling, General and Administrative Expense.

Selling, general and administrative expense totaled $64.9 million, or 10.2% of sales for the three months ended June 27, 2010 as compared to $54.9 million, or 6.7% of sales for the three months ended June 28, 2009. The increase was due to higher consulting and other services related to factory operations cost reduction activities as well as higher selling expenses associated with the increased focus on international sales.

Research and Development Expense.

Research and development expense decreased by $4.1 million for the three months ended June 27, 2010 as compared to the three months ended June 28, 2009. We continue to invest in the development of our T-6 derivative products in the Trainer Aircraft segment. In addition, we are investing in development activities in the Business and General Aviation segment; however, expenditures in that segment are generally lower currently as we attempt to time new product introduction with anticipated market demand.

Non-operating Income/Expense, net.

Net non-operating expense was $35.7 million for the three months ended June 27, 2010 as compared to net non-operating income of $137.2 million for the three months ended June 28, 2009 and was comprised almost exclusively of the interest expense on our existing debt. The three months ended June 28, 2009 included a $175.0 million net gain on the purchase of our debt securities. Interest expense was slightly lower primarily due to the result of lower interest rates on our floating rate debt as well as reduced principal balances on the fixed rate debt resulting from the debt repurchases during the first half of 2009.

Provision for Income Taxes.

The effective tax rate for the three months ended June 27, 2010 was negative 0.4% and reflects the impact of the full valuation allowance on our U.S. deferred income tax assets. The effective tax rate for the three months ended June 28, 2009 was 2.5%, which included the impact of $175.0 million of cancellation of debt income included in the financial statements for that period.

Six Months Ended June 27, 2010 Compared to the Six Months Ended June 28, 2009

Sales

As detailed in the sales by segment table below, sales decreased by $146.4 million for the six months ended June 27, 2010 as compared to the six months ended June 28, 2009. The decrease was driven by lower aircraft deliveries in the Business and General Aviation segment, partially offset by increased volume in the Trainer Aircraft segment.

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Sales:
Business and General Aviation	$705.5	$986.8
Trainer Aircraft	327.2	197.9
Customer Support	233.3	213.6
Eliminations	(58.5)	(44.4)

Total	$1,207.5	$1,353.9

Business and General Aviation. Sales for the six months ended June 27, 2010 decreased by $281.3 million as compared to the six months ended June 28, 2009 due to lower aircraft delivery volumes reflected in the table below. In addition, the six months ended June 27, 2009 included a significant number of special mission aircraft, most notably the Project Liberty aircraft. Deliveries under Project Liberty were completed in fourth quarter 2009.

	Six Months Ended
	June 27, 2010	June 28, 2009
Business and General Aviation New Aircraft Deliveries:
Hawker 4000	8	4
Hawker 900XP	11	16
Hawker 800XP/850XP	1	1
Hawker 750	1	7
Hawker 400XP	3	4
Premier	3	7
King Air	39	70
Pistons	22	26

Total	88	135

Trainer Aircraft. Sales for the six months ended June 27, 2010 increased by $129.3 million as compared to the six months ended June 28, 2009 due to higher volume on both the Joint Primary Aircraft Training System (“JPATS”) contract as well as international trainer contracts awarded in late 2009. A significant portion of the higher volume relates to the GBTS and Contractor Logistics Support CLS elements of the JPATS and international contracts. During the six months ended June 27, 2010, the Trainer Aircraft segment delivered 38 T-6 aircraft compared to 56 in the comparable period of 2009. The six months ended June 28, 2009 included 20 units that were built in 2008, but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component. Revenue is recognized on essentially all contracts in the Trainer Aircraft segment using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred.

Customer Support. Sales for the six months ended June 27, 2010 increased by $19.7 million as compared to the six months ended June 28, 2009 primarily due to higher parts sales volume including the sale of engines, on essentially a pass-through basis, as part of certain maintenance service contracts. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Operating (Loss) Income

The Operating (Loss) Income by Segment table below details the increase in operating loss of $39.2 million for the six months ended June 27, 2010 as compared to the six months ended June 28, 2009. The amount of the operating loss was primarily due to the decrease in aircraft delivery volume in the Business and General Aviation segment.

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Operating (Loss) Income:
Business and General Aviation	$(136.9)	$(57.7)
Trainer Aircraft	52.1	10.0
Customer Support	39.1	41.1
Eliminations	(0.1)	—

Total	$(45.8)	$(6.6)

Business and General Aviation. Operating loss increased by $79.2 million during the six months ended June 27, 2010 as compared to the six months ended June 28, 2009 due to the previously discussed decrease in aircraft delivery volume. Operating income is impacted significantly by the mix of aircraft delivered during any particular quarter. Of particular significance was the Project Liberty aircraft deliveries in the six months ended June 28, 2009 that were not repeated in the comparable period of 2010. Partially offsetting the adverse impact of reduced delivery volumes was a $25.7 million charge recorded in the six months ended June 28, 2009 to reduce the carrying value of used aircraft inventory for which no comparable charge was recorded during the six months ended June 27, 2010.

Trainer Aircraft. Operating income increased by $42.1 million for the six months ended June 27, 2010 as compared to the six months ended June 28, 2009 due primarily to the increased volumes discussed previously as well as improved estimated contract profitability during the current year due to lower than expected contract service costs. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $15.8 million were recorded during the six months ended June 27, 2010 as compared to $1.9 million during the six months ended June 28, 2009. In addition, the six months ended June 28, 2009 included amortization expense of $3.1 million related to intangible assets arising at Acquisition. The underlying assets became fully amortized at March 29, 2009; therefore, there was not a similar expense during the six months ended June 27, 2010.

Customer Support. Operating income decreased by $2.0 million for the six months ended June 27, 2010 as compared to the six months ended June 28, 2009 due primarily to a favorable one-time adjustment related to warranty costs recorded during the six months ended June 28, 2009 as well as increased research and development expenditures during the six months ended June 27, 2010.

Restructuring, net.

We recorded pre-tax charges of $5.6 million and $20.6 million related to workforce reductions during the six months ended June 27, 2010 and June 28, 2009, respectively. We continued restructuring actions during the first half of fiscal 2010 in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives.

Selling, General and Administrative Expense.

Selling, general and administrative expense totaled $121.4 million, or 10.1% of sales, for the six months ended June 27, 2010 as compared to $107.4 million, or 7.9% of sales, for the six months ended June 28, 2009. The increase was due to higher consulting and other services related to factory operations cost reduction activities as well as higher selling expenses associated with the increased focus on international sales.

Research and Development Expense.

Research and development expense decreased by $9.6 million for the six months ended June 27, 2010 as compared to the six months ended June 28, 2009. We continue to invest in the development of our T-6 derivative products in the Trainer Aircraft segment. In addition, we are investing in developmental activities in the Business and General Aviation segment; however, expenditures in that segment are generally lower relative to prior periods as we attempt to time new product introduction with anticipated market demand.

Non-operating Income/Expense, net.

Net non-operating expense was $71.6 million for the six months ended June 27, 2010 as compared to net non-operating income of $273.5 million for the six months ended June 28, 2009 and was comprised almost exclusively of the interest expense on our existing debt. The six months ended June 28, 2009 included a $352.1 million gain on the purchase of our debt securities. The reduction in interest expense was primarily the result of lower interest rates on our floating rate debt as well as reduced principal balances on the fixed rate debt resulting from the debt repurchases during the first half of 2009.

Provision for Income Taxes.

The effective tax rate for the six months ended June 27, 2010 was negative 2.2% and reflects the impact of the full valuation allowance on our U.S. deferred income tax assets. The effective tax rate for the six months ended June 28, 2009 was 15.6%, which included the impact of $352.1 million of cancellation of debt income included in the financial statements for that period.

Liquidity and Capital Resources

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Six Months Ended
(In millions)	June 28, 2010	June 29, 2009
Net cash provided by (used in) operating activities	$79.5	$(141.7)
Net cash used in investing activities	(10.3)	(32.7)
Net cash used in financing activities	(330.8)	104.9
Effect of exchange rates on cash and cash equivalents	—	—

Net decrease in cash and cash equivalents	$(261.6)	$(69.5)

Six Months Ended June 27, 2010. Net cash provided by operating activities was $79.5 million and was primarily due to the liquidation of inventory as well as an increase in accounts payable balances.

Net cash used in investing activities of $10.3 million related primarily to capital expenditures for equipment being used to support the T-6 derivative program development in our Trainer Aircraft segment as well as tooling in our Business and General Aviation segment.

Net cash used in financing activities of $330.8 million represents the repayment of the previously outstanding $235.0 million on the revolving credit facility as well as payments on notes payable used to finance certain aircraft engine purchases.

Six Months Ended June 28, 2009. Net cash used in operating activities was $141.7 million. The net cash consumed was primarily due to decreased accounts payable balances as amounts due vendors associated with higher activity in late 2008 were paid in early 2009. In addition, customer deposits were reduced as a result of a decline in new orders.

Net cash used in investing activities of $32.7 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Net cash from financing activities of $104.9 million represented the proceeds from the full draw of our $365 million revolving credit facility offset by the cash used to purchase our debt securities in both the tender offer and open market purchases discussed herein as well as payments on notes payable used to finance engine purchases.

Capital Resources

The following table summarizes our capital resources as of the dates indicated:

(In millions)	June 27, 2010	December 31, 2009
Cash and cash equivalents	$307.2	$568.8
Total debt	2,135.5	2,364.2
Net debt (total debt less cash and cash equivalents)	1,828.3	1,795.4
Total equity	11.6	122.2
Total capitalization (debt plus equity)	2,147.1	2,486.4
Net capitalization (debt plus equity less cash and cash equivalents)	1,839.9	1,917.6
Debt to total capitalization	99%	95%
Net debt to net capitalization	99%	94%

We have substantial indebtedness. As of June 27, 2010, our total indebtedness was $2,135.5 million, including $55.3 million of short-term obligations payable to a third party under a financing arrangement. We also had up to $75.0 million available for letter of credit issuances under a synthetic letter of credit facility as of June 27, 2010. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. We elected to pay the April 2010 semi-annual interest payment on our Senior PIK-Election Notes by issuing additional PIK-election notes rather than by paying in cash. On April 1, 2010, we notified our noteholders that we have elected to pay the September 2010 semi-annual interest payment on our Senior PIK-Election Notes in cash.

Our principal sources of liquidity consist of cash generated by operations and borrowings available under our revolving credit facility. As of June 27, 2010, we had $307.2 million of cash and cash equivalents and we had $236.5 million available under our revolving credit facility, net of $3.5 million of outstanding letters of credit. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. We believe the actions discussed above will result in our having sufficient liquidity to meet our cash requirements for the next twelve months; however, additional economic deterioration may further depress the business and general aviation market and we could be required to take additional measures to meet our liquidity needs.

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

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of June 27, 2010, the debt acquired by such entity has not been retired and we will continue to pay interest in accordance with terms of the debt. During the second quarter of 2010, we paid interest on these notes by making cash payments of $0.4 million and by issuing $6.6 million of additional PIK-Election notes. As of June 27, 2010, the affiliates’ outstanding balance of these notes was $159.4 million and the amount of accrued interest associated with these notes was $3.6 million.

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

As of June 27, 2010, we continued to be in full compliance with all covenants contained in our debt agreements.

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

Backlog

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog was $2.4 billion at June 27, 2010 of which 60.5% represented orders expected to be delivered beyond the next twelve months. Our backlog includes significant orders with the U.S. government. Backlog at June 27, 2010 includes the impact of a cancellation notice for 23 aircraft received from Net Jets in late June 2010. The impact of the cancellation was to reduce backlog by $0.4 billion; however none of the cancelled orders were scheduled for delivery in 2010 and only one was scheduled to deliver in 2011. We have no remaining backlog with Net Jets.

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

There has been no material change in our exposure to market risk during the six months ended June 27, 2010. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of June 27, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. On July 22, 2010, the U.S. Attorney’s Office notified us that it intends to seek civil enforcement penalties of at least $2.6 million, as well as injunctive relief, against HBAC with respect to HBAC’s quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition, results of operations or liquidity.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Following post-hearing submissions, scheduled to be completed in October 2010, the tribunal will issue its final award.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Compensation Program for Certain Directors, Effective March 29, 2010.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

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

Date: August 3, 2010

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

Date: August 3, 2010