Form 10-Q
period 2010-09-30
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2010-11-09
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Numbers 333-147828 and 333-147828-08

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$252.6	$568.8
Accounts and notes receivable, net	104.0	126.4
Unbilled revenue	37.6	38.8
Inventories, net	1,366.4	1,298.9
Current deferred income tax asset, net	1.9	25.1
Prepaid expenses and other current assets	30.7	19.0

Total current assets	1,793.2	2,077.0

Property, plant and equipment, net	506.7	549.8
Goodwill	259.5	259.5
Intangible assets, net	780.3	809.6
Other assets, net	44.9	51.9

Total assets	$3,384.6	$3,747.8

Liabilities and Equity
Current liabilities:
Notes payable, revolver, and current portion of long-term debt	$84.9	$310.2
Advance payments and billings in excess of costs incurred	337.5	328.4
Accounts payable	253.9	215.2
Accrued salaries and wages	60.1	47.6
Accrued interest payable	29.3	15.0
Other accrued expenses	252.3	231.0

Total current liabilities	1,018.0	1,147.4

Long-term debt	2,058.3	2,054.0
Accrued pension benefits	298.5	296.3
Other long-term liabilities	91.5	92.3
Non-current deferred income tax liability, net	15.6	35.6

Total liabilities	3,481.9	3,625.6

Equity:
Paid-in capital	1,003.5	1,000.1
Accumulated other comprehensive loss	(257.8)	(274.1)
Retained deficit	(846.3)	(607.7)

Total (deficit) equity attributable to parent company	(100.6)	118.3
Non-controlling interest	3.3	3.9

Total (deficit) equity	(97.3)	122.2

Total liabilities and equity	$3,384.6	$3,747.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Sales:
Aircraft and parts	$552.1	$717.9	$1,686.5	$1,992.0
Services	42.6	39.8	115.7	119.6

Total sales	594.7	757.7	1,802.2	2,111.6

Cost of sales:
Aircraft and parts	547.8	841.7	1,564.0	1,948.5
Services	35.7	33.9	98.6	102.7

Total cost of sales	583.5	875.6	1,662.6	2,051.2

Gross profit (loss)	11.2	(117.9)	139.6	60.4

Restructuring	1.8	8.5	7.4	29.1
Definite-lived intangible asset impairment	—	73.0	—	73.0
Goodwill and indefinite-lived intangible asset impairment	—	448.3	—	448.3
Selling, general and administrative expenses	64.1	48.4	185.5	155.8
Research and development expenses	26.7	25.0	73.9	81.8

Operating loss	(81.4)	(721.1)	(127.2)	(727.6)

Interest expense	37.5	35.6	110.6	115.1
Interest income	(0.2)	(0.2)	(0.4)	(1.0)
Gain on debt repurchase, net	—	—	—	(352.1)
Other income, net	(1.0)	(0.3)	(2.3)	(0.3)

Non-operating expense (income), net	36.3	35.1	107.9	(238.3)

Loss before taxes	(117.7)	(756.2)	(235.1)	(489.3)
Provision for (benefit from) income taxes	0.9	(72.3)	3.5	(30.7)

Net loss	(118.6)	(683.9)	(238.6)	(458.6)
Net income attributable to non-controlling interest	0.1	0.3	0.4	0.3

Net loss attributable to parent company	$(118.7)	$(684.2)	$(239.0)	$(458.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2009 – September 30, 2010

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity	Total Comprehensive Income Attributable to HBAC	Total Comprehensive Income Attributable Non-Controlling Interest
Balance at January 1, 2009	$996.8	$(156.4)	$(409.3)	$4.2	435.3
Stock-based compensation	3.3				3.3
Dividends declared (received)		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Other comprehensive income (loss), net of tax:					—
Realized prior service cost due to curtailment			5.5		5.5	—
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	—
Reclassifications of unrealized losses due to maturities, net of tax of $(1.0)			29.7		29.7	—
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Balance at December 31, 2009	1,000.1	(607.7)	(274.1)	3.9	122.2	$(390.7)	$0.3

Stock-based compensation	3.4				3.4
Dividends declared (received)		0.4		(1.0)	(0.6)
Net (loss) income		(239.0)		0.4	(238.6)	$(239.0)	$0.4
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges, net of tax of $(1.2)			1.9		1.9	1.9
Reclassification of unrealized losses due to maturities, net of tax of $0			14.5		14.5	—
Foreign currency translation adjustments, net of tax of $0			(0.1)		(0.1)	(0.1)

Balance at September 30, 2010	$1,003.5	$(846.3)	$(257.8)	$3.3	$(97.3)	$(237.2)	$0.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30, 2010	September 27, 2009
Cash flows from operating activities:
Net loss	$(238.6)	$(458.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	66.4	69.0
Amortization of intangible assets	33.5	49.0
Amortization of debt issuance costs	7.0	8.2
Amortization of original issue discount	1.7	—
Amortization of deferred compensation	—	0.3
Stock-based compensation	3.4	2.5
Change in current and deferred income taxes	3.2	(31.2)
Gain on sale of property, plant and equipment	(1.5)	—
Gain on repurchase of long-term debt, net of debt issuance costs write-off	—	(352.1)
Inventory impairments	—	70.7
Definite-lived asset impairment	—	94.0
Goodwill and other indefinite-lived intangible impairment charges	—	448.3
Non-cash interest expense	6.9	13.3

Changes in assets and liabilities:
Accounts receivable, net	22.4	(19.8)
Unbilled revenue, advanced payments and billings in excess of costs incurred	10.3	(93.2)
Inventories, net	34.4	171.3
Prepaid expenses and other current assets	(6.9)	4.4
Accounts payable	48.0	(126.0)
Accrued salaries and wages	12.5	(4.8)
Other accrued expenses	44.7	(0.4)
Pension and other changes, net	6.4	71.2
Income taxes payable	(1.1)	0.7

Net cash provided by (used in) operating activities	52.7	(83.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(23.3)	(42.0)
Additions to computer software	(4.0)	(3.1)
Proceeds from sale of property, plant and equipment	4.7	1.2

Net cash used in investing activities	(22.6)	(43.9)

Cash flows from financing activities:
Payment of notes payable	(100.1)	(174.8)
Payment of term loan	(11.3)	(6.5)
(Repayment) utilization of revolving credit facility	(235.0)	365.0
Payment of revolving credit facility	—	(1.8)
Proceeds from IRB funding	0.1	4.5
Debt repurchase	—	(136.7)

Net cash (used in) provided by financing activities	(346.3)	49.7

Net decrease in cash and cash equivalents	(316.2)	(77.4)
Cash and cash equivalents at beginning of period	568.8	377.6

Cash and cash equivalents at end of period	$252.6	$300.2

Supplemental Disclosures:
Cash paid for interest	$71.1	$88.5
Cash paid (received) for income taxes	2.1	(0.7)
Net non-cash transfers to (from) property, plant and equipment (to) from inventory	7.9	(21.9)
Net non-cash transfers from property, plant and equipment to prepaid expenses and other current assets	(4.6)	—
Inventories acquired through issuance of notes	109.8	111.4

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Other new pronouncements issued but not effective until after September 30, 2010 are not expected to have a material effect on our financial position, results of operations or cash flows.

4. Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from 1 to 5 years with limited additional coverage up to 10 years on the Hawker 4000. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised. Activity related to commercial aircraft and parts warranty provisions, the majority of which is recorded in other long-term liabilities on the balance sheet, was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Beginning balance	$62.4	$64.7	$67.9	$67.3
Accrual for aircraft and part deliveries	3.2	6.4	11.7	17.0
Accruals (reversals) related to prior period deliveries	0.4	(0.4)	(0.6)	(3.3)
Warranty services provided	(7.2)	(6.0)	(20.2)	(16.3)

Ending balance	$58.8	$64.7	$58.8	$64.7

Warranty provisions related to aircraft deliveries on contracts accounted for using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

5. Inventories, net

Inventories consisted of the following:

(In millions)	September 30, 2010	December 31, 2009
Finished goods	$133.1	$157.4
Work in process	995.2	811.2
Materials and purchased parts	238.1	330.3

Total	$1,366.4	$1,298.9

Net non-cash transfers of $7.9 million for the nine months ended September 30, 2010 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from inventory to property, plant and equipment. Net non-cash transfers of $21.9 million for the nine months ended September 27, 2009 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory.

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted United Kingdom pound sterling inventory purchases. Notional amounts outstanding at September 30, 2010 and September 27, 2009 based on contract rates were $5.0 million and $308.7 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at September 30, 2010 extend through January 2011. For the nine months ended September 30, 2010, the net loss recognized in earnings due to foreign currency forward contracts not designated or de-designated as cash flow hedges was $4.9 million. As of September 30, 2010, $12.7 million of net unrealized losses on contracts designated and effective as cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

Interest Rate Swap

We entered into an interest rate swap agreement (“the swap”) in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap is as follows: $335.0 million for the period from December 31, 2009 through December 31, 2010 and $150.0 million for the period from December 31, 2010 through December 30, 2011.

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

We entered into an additional interest rate swap agreement in June 2009 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the June 2009 swap is $300.0 million and it matures on June 30, 2011.

For the three and nine months ended September 30, 2010, we reclassified losses of $0.5 million and $2.4 million, respectively, from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the nine months ended September 30, 2010, no ineffectiveness was recognized for the new hedging relationship. As of September 30, 2010, a loss of $0.6 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table discloses the fair values regarding derivative instruments as of September 30, 2010 and December 31, 2009:

	Statement of Financial Position Location	September 30, 2010	December 31, 2009
(In millions)		Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts, non-current	Other long-term liabilities	$9.8	$18.1
Interest rate contracts, current	Other accrued expenses	2.9	—
Foreign exchange contracts, current	Other accrued expenses	0.8	13.1

Total derivatives designated as hedging instruments		$13.5	$31.2

Derivatives not designated as hedging instruments:
Interest rate contracts, non-current	Other long-term liabilities	0.6	2.8
Foreign exchange contracts, current	Other accrued expenses	$—	$14.9

Total derivatives not designated as hedging instruments		$0.6	$17.7

Total derivatives		$14.1	$48.9

The following tables disclose the effect of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 27, 2009 (in millions):

Derivatives not in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in Income on Derivative				Location of Loss Recognized in Income on Derivative
	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Interest rate contracts	$(0.5)	$(1.4)	$(2.4)	$(4.2)	Interest expense, net
Foreign exchange contracts	1.5	(9.1)	(4.9)	(27.8)	Cost of sales

Total	$1.0	$(10.5)	$(7.3)	$(32.0)

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (effective portion)		Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (effective portion) (1)		Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Interest rate contracts	$2.7	$0.6	$—	$—	$—	$—
Foreign exchange contracts	0.9	(5.4)	(4.8)	(5.2)	—	—

Total	$3.6	$(4.8)	$(4.8)	$(5.2)	$—	$—

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (effective portion)		Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (effective portion) (1)		Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Interest rate contracts	$7.6	$2.7	$—	$—	$—	$(0.6)
Foreign exchange contracts	(4.5)	16.7	(12.1)	(26.8)	—	—

Total	$3.1	$19.4	$(12.1)	$(26.8)	$—	$(0.6)

(1)	Amounts related to interest rate contracts are included in Interest expense, net and amounts related to foreign exchange rates are included in Cost of sales.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. Restructuring

During the nine months ended September 30, 2010, we continued restructuring actions in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives. The following table shows pre-tax charges for the three and nine months ended September 30, 2010 and September 27, 2009:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Business and General Aviation	$1.7	$8.0	$7.0	$27.7
Trainer Aircraft	0.1	0.2	0.4	0.6
Customer Support	—	0.3	—	0.8

Total	$1.8	$8.5	$7.4	$29.1

Changes in our restructuring and other reserve balances, which are recorded on the Consolidated Statement of Financial Position as other accrued expenses, are shown in the table as follows:

(In millions)	Facilities and Other Consolidation Costs	Severance and Related Costs	Total
Beginning balance, December 31, 2009	$0.9	$1.8	$2.7
Accruals	0.9	6.5	$7.4
Payments	(0.5)	(5.2)	$(5.7)

Ending balance, September 30, 2010	$1.3	$3.1	$4.4

8. Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	September 30, 2010	December 31, 2009
Short-term debt:
Notes payable	$69.9	$60.2
Revolving credit facility	—	235.0
Current portion of long-term debt	15.0	15.0

Total short-term debt	84.9	310.2

Senior secured term loan due 2014, net of current portion	1,241.5	1,251.3
Incremental secured term loan due 2014, net of current portion	186.2	186.0
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	288.7
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,058.3	2,054.0

Total debt	$2,143.2	$2,364.2

The average floating interest rate on the senior secured term loan was 3.45% at September 30, 2010 and 3.36% at December 31, 2009.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods. We pay the lender within 155 days under the terms of the underlying short-term promissory notes with interest determined at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. At September 30, 2010, we had $69.9 million of outstanding notes payable at a weighted-average interest rate of 5.62%. At December 31, 2009, we had $60.2 million of outstanding notes payable at a weighted-average interest rate of 5.50%. The issuance of these notes was treated as a non-cash financing transaction. $109.8 million of notes were issued during the nine months ended September 30, 2010.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The book balance of the incremental secured term loan due 2014 will vary as principal payments occur and with the accretion of the original issue discount. The increase in the senior PIK-election notes during the first nine months of 2010 was due to the Company’s decision to make the April 1, 2010 interest payment by issuing additional PIK-election notes rather than by paying in cash. The Company made the October 1, 2010 semi-annual interest payment in cash and has elected to make the next semi-annual interest payment due on April 1, 2011 in cash.

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

•	Level 3 Inputs – Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010			December 31, 2009
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$195.7	$—	$—	$559.7	$—	$—

Total	$195.7	$—	$—	$559.7	$—	$—

Liabilities
Foreign currency forward contracts	$—	$(0.8)	$—	$—	$(28.0)	$—
Interest rate swaps	—	(13.3)	—	—	(20.9)	—

Total	$—	$(14.1)	$—	$—	$(48.9)	$—

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in our statement of financial position as follows:

	September 30, 2010		December 31, 2009
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swaps
Other accrued expenses-current	$(0.8)	$(2.9)	$(28.0)	$—
Other long-term liabilities	—	(10.4)	—	(20.9)

Net derivative liability	$(0.8)	$(13.3)	$(28.0)	$(20.9)

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,254.5	$1,012.7	$1,264.3	$938.7
Incremental secured term loan due 2014	188.2	$186.4	188.0	184.2
Senior fixed rate notes	182.9	$138.1	182.9	128.7
Senior PIK-election notes	302.6	$228.5	288.7	176.1
Senior subordinated notes	145.1	$91.7	145.1	92.9

Total	$2,073.3	$1,657.4	$2,069.0	$1,520.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. Goodwill and Intangibles

The Company tests goodwill for impairment annually during the fourth quarter of each calendar year or more frequently if events or circumstances warrant. Based on last year’s global economic conditions and the Company’s expectation of the timing of a general aviation market recovery at that time, the Company concluded that it was more likely than not that the fair value of one of its business segments had been reduced below its carrying value. Accordingly, the Company performed an interim review of the value of its goodwill and indefinite-lived intangible assets during the third quarter of 2009.

As a result of the Company’s assessment, it concluded that the implied fair value of the goodwill of its Business and General Aviation segment was zero. Accordingly, the Company recorded an impairment charge of $340.1 million during the three months ended September 27, 2009 to reduce the carrying value to zero. The primary cause of the goodwill impairment was the overall decline in the market value of the segment as a result of the adverse global economic conditions and the Company’s expectations as to the timing of a recovery in the general aviation market.

As part of the interim goodwill impairment testing performed during the third quarter of 2009, the Company performed an assessment of the fair value of its indefinite-lived intangible assets and recorded non-cash impairment charges of $107.8 million related to the “Hawker” trade name and $0.4 million related to the “Bonanza” trade name to reduce the carrying values to fair value. The impairment was caused by a decrease in the expected cash flows from the underlying products as a result of the depressed general aviation market and resulting reduced production volumes and downward pricing pressure.

The Company also performed an analysis of the potential impairment lives of its identifiable intangible assets and recorded impairment charges totaling $73.0 million to reduce the carrying value of certain assets to their fair values during the third quarter of 2009. The primary reason for the impairment was a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures.

As of September 30, 2010, the Company concluded there were no triggering events during the first nine months of 2010 that required an interim goodwill impairment test. The Company can make no assurances, however, that future impairment tests will not result in goodwill impairments. The Company plans to perform its annual impairment test in the fourth quarter of 2010, using market data and its internal forecasts of future results that will be available at that time.

11. Income Taxes

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended September 30, 2010 was negative 1.5%. The effective tax rate for the nine months ended September 27, 2009 was 6.3%. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

We have a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $379.7 million at December 31, 2009. Our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses, increased $97.6 million during the nine months ending September 27, 2009 to $477.3 million as of September 30, 2010. We intend to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

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

12. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our non-union employees hired prior to January 1, 2007 (“Pension Benefits”) in addition to all of our union employees. In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net pension expense recognized:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Service cost	$5.8	$6.8	$17.4	$20.5
Interest cost	14.4	14.2	43.1	42.6
Expected return on plan assets	(14.3)	(15.1)	(42.9)	(45.5)
Amortization of prior service cost	0.5	0.6	1.4	1.7
Amortization of net loss	3.5	1.8	10.5	5.5
Pension curtailment	—	—	—	2.3

Net amount recognized	$9.9	$8.3	$29.5	$27.1

The following table outlines the components of net periodic other benefits expense recognized:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Service cost	$0.1	$0.1	$0.3	$0.5
Interest cost	0.2	0.3	0.6	0.8
Amortization of net gain	(0.1)	—	(0.3)	—

Amount recognized	$0.2	$0.4	$0.6	$1.3

We anticipate total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be $28.7 million and $0.6 million, respectively, in 2010.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, we matched (“HBAC Match”) union and non-union employee contributions up to a maximum of four percent of eligible compensation. The Company match for all non-union employees was suspended effective October 5, 2009. Effective October 4, 2010, we reinstated a Company match for all non-union employees, matching 50 percent of the first four percent of contributions. Total HBAC Match expense was $1.6 million and $3.8 million for the three months ended September 30, 2010 and September 27, 2009, respectively. Total HBAC Match expense was $4.4 million and $12.3 million for the nine months ended September 30, 2010 and September 27, 2009, respectively.

We maintain a retirement income savings program (“RISP”), which is a defined contribution plan, for certain non-union employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $1.1 million and $2.8 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 27, 2009, total expense for the RISP was $0.9 million and $2.8 million, respectively.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13. Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of $1.9 million and $4.2 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 27, 2009, we received components from Spirit of $3.4 million and $15.5 million, respectively. Advance payments to Spirit for goods not yet received were $0.1 million and $0.2 million at September 30, 2010 and December 31, 2009, respectively.

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

A member of the Board of Directors of HBI has also been a member of the Board of Directors of Spirit. On September 24, 2010, this member notified the Company of his intent to resign from the HBI’s Board of Directors in October 2010. His resignation was effective October 22, 2010 and was not a result of a disagreement with the Company.

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of September 30, 2010, the debt acquired by such entity has not been retired and we will continue to pay interest in accordance with terms of the debt. As of September 30, 2010, the affiliates’ outstanding balance of these notes was $159.4 million. The amount of accrued interest associated with these notes as of September 30, 2010 was $7.1 million and no interest payments were made during the three months ended September 30, 2010.

14. Stock-Based Compensation

Stock option activity for service-vesting for the nine months ended September 30, 2010 and September 27, 2009 was as follows:

	Number of Options
Service-Vesting	Nine Months Ended September 30, 2010	Nine Months Ended September 27, 2009
Beginning balance	3,694,387	2,986,724
Granted	2,642,673	753,125
Forefeited or expired	(535,046)	(584,048)

Ending balance	5,802,014	3,155,801

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Stock option activity for performance-vesting for the nine months ended September 30, 2010 and September 27, 2009 was as follows:

	Number of Options
Performance-Vesting	Nine Months Ended September 30, 2010	Nine Months Ended September 27, 2009
Beginning balance	3,490,523	3,056,104
Granted	412,668	809,375
Forefeited or expired	(188,436)	(960,358)

Ending balance	3,714,755	2,905,121

Restricted share activity for the nine months ended September 30, 2010 and September 27, 2009 was as follows:

	Number of Options
Restricted Shares	Nine Months Ended September 30, 2010	Nine Months Ended September 27, 2009
Beginning balance	158,878	98,687
Granted	182,829	127,500
Vested	(84,130)	(67,308)

Ending balance	257,577	158,879

We recognized stock-based compensation expense of $1.1 million and $3.4 million during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 27, 2009, we recognized stock-based compensation expense of $0.7 million and $2.5 million, respectively.

15. Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $3.4 million and $10.4 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 27, 2009, our rent expense was $3.4 million and $11.1 million, respectively.

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $19.1 million and $21.3 million at September 30, 2010 and December 31, 2009, respectively. The underlying leases extend through 2026.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $5.7 million and $3.6 million were required under these contracts at September 30, 2010 and December 31, 2009, respectively.

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We have responsibility for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $18.4 million and $13.2 million at September 30, 2010 and December 31, 2009, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. $116.5 million, $61.9 million, and $1.2 million of these guarantees, letters of credit and surety bonds, for which there were stated values were outstanding at September 30, 2010, respectively, and $146.5 million, $61.5 million and $1.2 million were outstanding at December 31, 2009, respectively. These instruments expire on various dates through 2016.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $19.3 million and $29.2 million at September 30, 2010 and December 31, 2009, respectively. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

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

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. Plaintiffs filed their amended complaint on August 16, 2010. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Post-hearing submissions were completed in October 2010; we are awaiting the decision of the tribunal.

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

While some working capital accounts are maintained on a segment basis, many of our assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, other assets, non-current liabilities and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of our productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Sales:
Business and General Aviation	$347.2	$504.4	$1,052.8	$1,491.2
Trainer Aircraft	161.1	169.7	488.3	367.6
Customer Support	125.2	100.2	358.4	313.8
Eliminations	(38.8)	(16.6)	(97.3)	(61.0)

Total	$594.7	$757.7	$1,802.2	$2,111.6

Operating (Loss) Income:
Business and General Aviation	$(123.0)	$(719.3)	$(259.9)	$(777.0)
Trainer Aircraft	20.2	14.3	72.3	24.3
Customer Support	21.5	(16.1)	60.6	25.0
Eliminations	(0.1)	—	(0.2)	0.1

Total	$(81.4)	$(721.1)	$(127.2)	$(727.6)

Intersegment sales for the three and nine months ended September 30, 2010 were $16.0 million and $51.1 million, respectively, for Business and General Aviation and $22.8 million and $46.2 million, respectively, for Customer Support. For the three and nine months ended September 27, 2009, intersegment sales were $7.8 million and $30.6 million, respectively, for Business and General Aviation and $8.8 million and $30.4 million, respectively, for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

17. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by the Company. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the U.S.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of September 30, 2010 and December 31, 2009; Condensed Consolidating Statements of Operations for the nine months ended September 30, 2010 and the nine months ended September 27, 2009; Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and the nine months ended September 27, 2009.

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$245.9	$0.1	$6.6	$—	$252.6
Accounts and notes receivable, net	—	96.5	7.5	—	104.0
Intercompany receivables	—	17.8	1.9	(19.7)	—
Unbilled revenue	—	26.1	11.5	—	37.6
Inventories, net	—	1,359.4	7.0	—	1,366.4
Current deferred income tax asset	—	1.9	—	—	1.9
Prepaid expenses and other current assets	1.2	28.0	1.5	—	30.7

Total current assets	247.1	1,529.8	36.0	(19.7)	1,793.2
Property, plant and equipment, net	17.7	486.4	2.6	—	506.7
Investment in subsidiaries	1,674.2	—	—	(1,674.2)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	779.6	0.7	—	780.3
Other assets, net	34.2	10.7	—	—	44.9

Total assets	$1,973.2	$3,066.0	$39.3	$(1,693.9)	$3,384.6

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$84.9	$—	$—	$—	$84.9
Current portion of industrial revenue bonds (receivable) payable	(65.3)	65.3	—	—	—
Advance payments and billings in excess of costs incurred	—	337.3	0.2	—	337.5
Accounts payable	0.1	257.1	9.9	(13.2)	253.9
Accrued salaries and wages	—	59.6	0.5	—	60.1
Accrued interest payable	27.8	1.5	—	—	29.3
Other accrued expenses	5.7	243.6	3.0	—	252.3

Total current liabilities	53.2	964.4	13.6	(13.2)	1,018.0
Long-term debt	2,058.3	—	—	—	2,058.3
Industrial revenue bonds (receivable) payable	(227.6)	227.6	—	—	—
Intercompany loan	173.1	(180.4)	13.8	(6.5)	—
Accrued pension benefits	—	298.5	—	—	298.5
Other long-term liabilities	13.4	78.1	—	—	91.5
Non-current deferred income tax liability	—	15.6	—	—	15.6

Total liabilities	2,070.4	1,403.8	27.4	(19.7)	3,481.9
Total equity	(97.3)	1,662.3	11.9	(1,674.2)	(97.3)

Total liabilities and equity	$1,973.1	$3,066.1	$39.3	$(1,693.9)	$3,384.6

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

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$638.1	$22.8	$(66.2)	$594.7
Cost of sales	—	629.9	19.8	(66.2)	583.5

Gross profit	—	8.2	3.0	—	11.2

Restructuring expenses	—	1.8	—	—	1.8
Selling, general and administrative expenses	0.3	62.6	1.2	—	64.1
Research and development expenses	—	26.7	—	—	26.7

Operating (loss) income	(0.3)	(82.9)	1.8	—	(81.4)

Intercompany interest expense (income), net	0.2	(0.2)	—	—	—
Interest expense, net	36.2	1.1	—	—	37.3
Other (income) expense, net	(1.8)	2.2	(1.4)	—	(1.0)

Non-operating expense (income), net	34.6	3.1	(1.4)	—	36.3

Loss before taxes	(34.9)	(86.0)	3.2	—	(117.7)
(Benefit from) provision for income taxes	0.4	1.0	(0.5)	—	0.9

Loss before equity income	(35.3)	(87.0)	3.7	—	(118.6)
Equity loss (income) in subsidiaries	83.3	—	—	(83.3)	—

Net (loss) income	(118.6)	(87.0)	3.7	83.3	(118.6)
Net income attributable to non-controlling interest	—	—	0.1	—	0.1

Net (loss) income attributable to parent company	$(118.6)	$(87.0)	$3.6	$83.3	$(118.7)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 27, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$773.4	$20.2	$(35.9)	$757.7
Cost of sales	—	894.1	17.4	(35.9)	875.6

Gross margin	—	(120.7)	2.8	—	(117.9)

Restructuring expenses	—	8.5	—	—	8.5
Definite-lived asset impairment	—	73.0	—	—	73.0
Goodwill and indefinite-lived asset impairment	—	448.3	—	—	448.3
Selling, general and administrative expenses	0.3	47.3	0.8	—	48.4
Research and development expenses	—	25.0	—	—	25.0

Operating (loss) income	(0.3)	(722.8)	2.0	—	(721.1)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	34.1	1.3	—	—	35.4
Other (income) expense, net	—	(1.1)	0.8	—	(0.3)

Non-operating expense, net	34.2	0.1	0.8	—	35.1

(Loss) income before taxes	(34.5)	(722.9)	1.2	—	(756.2)
(Benefit from) provision for income taxes	(42.1)	(32.5)	2.3	—	(72.3)

Earnings (loss) before equity loss	7.6	(690.4)	(1.1)	—	(683.9)
Equity loss in subsidiaries	691.5	—	—	(691.5)	—

Net (loss) income	(683.9)	(690.4)	(1.1)	691.5	(683.9)
Net income attributable to non-controlling interest	—	—	0.3	—	0.3

Net (loss) income attributable to parent company	$(683.9)	$(690.4)	$(1.4)	$691.5	$(684.2)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,928.0	$57.9	$(183.7)	$1,802.2
Cost of sales	—	1,795.2	51.1	(183.7)	1,662.6

Gross profit	—	132.8	6.8	—	139.6

Restructuring, net	—	7.4	—	—	7.4
Selling, general and administrative expenses	1.0	181.2	3.3	—	185.5
Research and development expenses	—	73.9	—	—	73.9

Operating (loss) income	(1.0)	(129.7)	3.5	—	(127.2)

Intercompany interest expense (income), net	0.4	(0.4)	—	—	—
Interest expense, net	106.7	2.5	1.0	—	110.2
Other (income) expense, net	(2.2)	(0.5)	0.4	—	(2.3)

Non-operating expense (income), net	104.9	1.6	1.4	—	107.9

Loss before taxes	(105.9)	(131.3)	2.1	—	(235.1)
(Benefit from) provision for income taxes	(0.5)	3.7	0.3	—	3.5

Loss before equity income	(105.4)	(135.0)	1.8	—	(238.6)
Equity loss (income) in subsidiaries	133.2	—	—	(133.2)	—

Net (loss) income	(238.6)	(135.0)	1.8	133.2	(238.6)

Net income attributable to non-controlling interest	—	—	0.4	—	0.4

Net (loss) income attributable to parent company	$(238.6)	$(135.0)	$1.4	$133.2	$(239.0)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 27, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,167.1	$61.2	$(116.7)	$2,111.6
Cost of sales	—	2,114.3	53.6	(116.7)	2,051.2

Gross margin	—	52.8	7.6	—	60.4

Restructuring expenses	—	29.1	—	—	29.1
Definite-lived asset impairment		73.0			73.0
Goodwill and indefinite-lived asset impairment		448.3			448.3
Selling, general and administrative expenses	0.8	152.0	3.0	—	155.8
Research and development expenses	—	81.8	—	—	81.8

Operating (loss) income	(0.8)	(731.4)	4.6	—	(727.6)

Intercompany interest expense (income), net	0.4	(0.4)	—	—	—
Interest expense, net	110.2	3.9	—	—	114.1
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other income, net	—	—	(0.3)	—	(0.3)

Non-operating expense, net	(241.5)	3.5	(0.3)	—	(238.3)

Income (loss) before taxes	240.7	(734.9)	4.9	—	(489.3)
Provision for (benefit from) income taxes	3.3	(36.4)	2.4	—	(30.7)

Earnings (loss) before Equity Loss	237.4	(698.5)	2.5	—	(458.6)
Equity loss in subsidiaries	696.0	—	—	(696.0)	—

Net (loss) income	(458.6)	(698.5)	2.5	696.0	(458.6)
Net income attributable to non-controlling interest	—	—	0.3	—	0.3

Net (loss) income attributable to parent company	$(458.6)	$(698.5)	$2.2	$696.0	$(458.9)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$214.5	$(160.8)	$(1.0)	$—	$52.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(23.2)	(0.1)	—	(23.3)
Additions to computer software	—	(4.0)	—	—	(4.0)
Proceeds from sale of property, plant and equipment	—	4.7	—	—	4.7

Net cash used in investing activities	—	(22.5)	(0.1)	—	(22.6)

Cash flows from financing activities:
Payment of notes payable	(100.1)	—	—	—	(100.1)
Payment of term loan	(11.3)	—	—	—	(11.3)
Utilization of revolving credit facility	(235.0)	—	—	—	(235.0)
Proceeds from IRB funding	—	0.1	—	—	0.1
Industrial revenue bond receipts (payments)	38.6	(38.6)	—	—	(0.0)
Net (repayments to) borrowings from Parent	(222.8)	221.7	1.1	—	0.0

Net cash (used in) provided by financing activities	(530.6)	183.2	1.1	—	(346.3)

Net (decrease) increase in cash and cash equivalents	(316.1)	(0.1)	—	—	(316.2)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$245.9	$0.1	$6.6	$—	$252.6

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 27, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(124.7)	$38.5	$3.0	$—	$(83.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(41.4)	(0.6)	—	(42.0)
Additions to computer software	—	(3.1)	—	—	(3.1)
Proceeds from sale of property, plant and equipment		1.2			1.2

Net cash used in investing activities	—	(43.3)	(0.6)	—	(43.9)

Cash flows from financing activities:
Payment of term loan	(6.5)	—	—	—	(6.5)
Payment of notes payable	(174.8)	—	—	—	(174.8)
Repurchase of debt	(136.7)	—	—	—	(136.7)
Proceeds from IRB funding	—	4.5	—	—	4.5
Utilization of revolving credit facility	365.0	—	—	—	365.0
Payment of revolving credit facility	(1.8)	—	—	—	(1.8)

Net cash provided by financing activities	45.2	4.5	—	—	49.7

Net (decrease) increase in cash and cash equivalents	(79.5)	(0.3)	2.4	—	(77.4)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$291.4	$—	$8.8	$—	$300.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2010 and September 27, 2009 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”, “the Company”, “we”, “our”, or “us”) and its subsidiaries.

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

We operate in the global business and general aviation industry, which continues to experience depressed demand primarily as a result of uncertainty in the global economy. The business and general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the business and general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. We believe that the business and general aviation industry as a whole will continue to experience depressed demand throughout the remainder of 2010 and into 2011.

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

As part of the Company’s efforts to reduce its overall cost and manufacturing structure over the course of the last few months, the Company has spoken with the International Association of Machinists and Aerospace Workers in an attempt to renegotiate its contract. On October 16, 2010, the agreement for a new labor contract was rejected by a vote of the union members. The union’s current labor contract expires in August 2011.

To further reduce the cost of operations, on October 22, 2010, the Company announced it would implement a cost reduction and productivity program. The program consists of two parts.

The first part consisted of the immediate termination of approximately 8% of its salaried employees. The Company expects the pre-tax severance and related costs associated with the termination of these salaried employees to be approximately $3 million. The Company anticipates those costs to be incurred in the fourth quarter of 2010.

The second part of the program involves reducing the Company’s factory and shop work forces by approximately 800 employees over a period of time. The second part of the program is expected to be completed by August 2011 and will result in the closure of several of the Company’s facilities in Wichita, Kansas and the outsourcing of certain operations. The program is expected to result in the transfer of the work performed at the facilities being closed to third party suppliers or the Company’s manufacturing operations in Mexico. The costs related to the reduction in the Company’s factory and shop work force and other associated costs cannot yet be estimated.

The decision to implement the program was based on continuing challenging economic conditions affecting the Business and General Aviation division of the Company and the desire to provide resources for long term investment for the Company’s future.

The Company will provide additional estimates, or ranges of estimates, concerning the costs and charges expected to be incurred in connection with the remainder of the program as additional information becomes available.

Results of Operations

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Sales	$594.7	$757.7	$1,802.2	$2,111.6
Cost of sales	583.5	875.6	1,662.6	2,051.2

Gross margin	11.2	(117.9)	139.6	60.4

Restructuring, net	1.8	8.5	7.4	29.1
Definite-lived asset impairment		73.0		73.0
Goodwill and intangible asset impairment		448.3		448.3
Selling, general and administrative expenses	64.1	48.4	185.5	155.8
Research and development expenses	26.7	25.0	73.9	81.8

Operating loss	(81.4)	(721.1)	(127.2)	(727.6)

Interest expense	37.5	35.6	110.6	115.1
Interest income	(0.2)	(0.2)	(0.4)	(1.0)
Gain on debt repurchase, net	—	—	—	(352.1)
Other income, net	(1.0)	(0.3)	(2.3)	(0.3)

Non-operating expense (income), net	36.3	35.1	107.9	(238.3)

Loss before taxes	(117.7)	(756.2)	(235.1)	(489.3)

Provision for (benefit from) income taxes	0.9	(72.3)	3.5	(30.7)

Net loss	(118.6)	(683.9)	(238.6)	(458.6)

Net income attributable to non-controlling interest	0.1	0.3	0.4	0.3

Net loss attributable to parent company	$(118.7)	$(684.2)	$(239.0)	$(458.9)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 27, 2009

Sales

As detailed in the table below, sales decreased by $163.0 million for the three months ended September 30, 2010 as compared to the three months ended September 27, 2009. The decrease was driven primarily by fewer deliveries in the Business and General Aviation and to a lesser extent, the Trainer Aircraft segment which was partially offset by increased volume in the Customer Support segment.

	Three Months Ended
(In millions)	September 30, 2010	September 27, 2009
Sales:
Business and General Aviation	$347.2	$504.4
Trainer Aircraft	161.1	169.7
Customer Support	125.2	100.2
Eliminations	(38.8)	(16.6)

Total	$594.7	$757.7

Business and General Aviation. Sales for the three months ended September 30, 2010 decreased by $157.2 million as compared to the three months ended September 27, 2009 due to lower aircraft delivery volume, particularly in the Hawker 4000, Hawker 900XP and King Air models as reflected in the table below. Aircraft deliveries have been significantly impacted by the current depressed market conditions. Additionally, the difficult market conditions placed downward pricing pressures on most aircraft. King Air deliveries in the three months ended September 27, 2009 included 7 units of special mission aircraft, most notably the Project Liberty aircraft.

	Three Months Ended
	September 30, 2010	September 27, 2009
Business and General Aviation New
Aircraft Deliveries:
Hawker 4000	1	4
Hawker 900XP	5	11
Hawker 750	1	1
Hawker 400XP	1	4
Premier	2	5
King Air	26	30
Pistons	13	9

Total	49	64

Trainer Aircraft. Sales for the three months ended September 30, 2010 decreased by $8.6 million as compared to the three months ended September 27, 2009 primarily due to a one-time sale of subcontractor spare parts inventory to the U.S. government during the third quarter of 2009 that was not repeated in 2010. During the three months ended September 30, 2010, the Trainer Aircraft segment delivered 20 T-6 aircraft compared to 27 in the comparable period of 2009. The three months ended September 27, 2009 included 13 units that were built in 2008, but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component.

Customer Support. Sales for the three months ended September 30, 2010 increased by $25.0 million as compared to the three months ended September 27, 2009. The increase was driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business during the third quarter of 2010 as compared to the third quarter of 2009. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Operating (Loss) Income

As depicted in the table below, operating loss was $81.4 million for the three months ended September 30, 2010 as compared to an operating loss of $721.1 million for the three months ended September 27, 2009, an improvement of $639.7 million. The improved operating loss was primarily due to charges of $581.5 million related to asset impairments that had been recorded during the three months ended September 27, 2009. A majority of the charges that occurred during the third quarter of 2009 were recorded in the Business and General Aviation segment.

	Three Months Ended
(In millions)	September 30, 2010	September 27, 2009
Operating (Loss) Income:
Business and General Aviation	$(123.0)	$(719.3)
Trainer Aircraft	20.2	14.3
Customer Support	21.5	(16.1)
Eliminations	(0.1)	—

Total	$(81.4)	$(721.1)

Business and General Aviation. The operating loss was $123.0 million for the three months ended September 30, 2010 as compared to an operating loss of $719.3 million for the three months ended September 27, 2009, an improvement of $596.3 million, and was impacted by the challenging market conditions. Both the decline in deliveries and pricing pressures discussed above impacted the results this quarter. During the three months ended September 27, 2009, the Company recorded a charge of $340.1 million to reduce the carrying value of the Business and General Aviation segment goodwill to zero, a charge of $181.2 million to reflect impairments of other intangible assets and a charge of $60.2 million resulting from tangible asset and inventory impairments. These impairment charges that occurred during the third quarter of 2009 did not recur during the third quarter of 2010. The absence of such impairment charges was the primary contributor to the improved results for the three months ended September 30, 2010.

In the third quarter of 2010, the Company recorded a charge of $36.3 million in connection with a Hawker 4000 upgrade and enhancement program which included $8.5 million of loss making reserves. In addition, loss making reserves of $30.8 million were recorded in the three month period ended September 30, 2010. Also in the current period, the Company recorded a charge of

$7.8 million, primarily related to excess inventory, on the Hawker 400 line. In response to the challenging market, the Company has decided to temporarily suspend production of the Hawker 400 in 2011 to realign supply with demand. Our current expectation is that we will resume production of the Hawker 400 in early 2013. During the three months ended September 27, 2009, charges totaling $113.4 million related to reserves for loss-making aircraft, mostly related to the Hawker 4000, and vendor claims were also recorded. Operating (loss) income is impacted significantly by the mix of aircraft delivered during any particular quarter. Of particular significance were the Project Liberty aircraft deliveries in the third quarter of 2009 that were not repeated in the third quarter of 2010.

Trainer Aircraft. Operating income increased by $5.9 million for the three months ended September 30, 2010 as compared to the three months ended September 27, 2009 due to improved estimated contract profitability during the quarter as a result of lower than expected contract service costs which was partially offset by a decrease in volume. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $1.7 million were recorded during the three months ended September 30, 2010 as compared to $2.3 million during the three months ended September 27, 2009.

Customer Support. Operating income increased by $37.6 million for the three months ended September 30, 2010 as compared to the three months ended September 27, 2009. The improvement in operating income was primarily due to a $31.5 million impaired inventory charge that was recorded during the third quarter of 2009 and did not recur during the third quarter of 2010. The remaining increase was driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business during the three months ended September 30, 2010 as compared to the same period of last year.

Restructuring.

The Company recorded pre-tax charges of $1.8 million and $8.5 million related to workforce reductions during the three months ended September 30, 2010 and September 27, 2009, respectively. The Company continued restructuring actions during the third quarter of fiscal year 2010 in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives.

Selling, General and Administrative Expense.

Selling, general and administrative expense totaled $64.1 million, or 10.8% of sales, for the three months ended September 30, 2010 as compared to $48.4 million, or 6.4% of sales, for the three months ended September 27, 2009. The increase was primarily due to higher selling expenses of $8.9 million associated with the Company’s increased focus on international sales and higher costs associated with consulting and other services related to factory operations cost reduction activities of $2.9 million.

Research and Development Expense.

Research and development expense increased by $1.7 million for the three months ended September 30, 2010 as compared to the three months ended September 27, 2009. The increase was primarily driven by our continued investment in development activities in the Business and General Aviation segment as the Company attempts to time new product introduction with anticipated market demand.

Non-operating Income/Expense, net.

Net non-operating expense was $36.3 million for the three months ended September 30, 2010 as compared to net non-operating expense of $35.1 million for the three months ended September 27, 2009, an increase of $1.2 million, and was comprised almost exclusively of the interest expense on our existing debt. Although our overall debt balance had been reduced by $144.3 million from September 27, 2009 to September 30, 2010, our interest expense increased. Over that period of time, the revolver was repaid and an additional term loan was issued which had a higher rate of interest than the revolver.

Provision for Income Taxes.

The effective tax rate for the three months ended September 30, 2010 was negative 0.8% and reflected the impact of the full valuation allowance on our U.S. deferred income tax assets. The effective tax rate for the three months ended September 27, 2009 was 9.6% and included a $36.5 million benefit resulting from the reversal of deferred income taxes associated with the $448.3 million impairment to goodwill and indefinite-lived intangibles during the three months ended September 27, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 27, 2009

Sales

As detailed in the sales by segment table below, sales decreased by $309.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 27, 2009. The decrease was driven by lower aircraft deliveries in the Business and General Aviation segment, partially offset by increased volume in the Trainer Aircraft and Customer Support segments.

	Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009
Sales:
Business and General Aviation	$1,052.8	$1,491.2
Trainer Aircraft	488.3	367.6
Customer Support	358.4	313.8
Eliminations	(97.3)	(61.0)

Total	$1,802.2	$2,111.6

Business and General Aviation. Sales for the nine months ended September 30, 2010 decreased by $438.4 million as compared to the nine months ended September 27, 2009 driven by lower aircraft delivery volumes reflected in the table below. In addition, the nine months ended September 27, 2009 included sales of 23 units of special mission aircraft, most notably those related to Project Liberty.

	Nine Months Ended
	September 30, 2010	September 27, 2009
Business and General Aviation New
Aircraft Deliveries:
Hawker 4000	9	8
Hawker 900XP	16	27
Hawker 800XP/850XP	1	1
Hawker 750	2	8
Hawker 400XP	4	8
Premier	5	12
King Air	65	100
Pistons	35	35

Total	137	199

Trainer Aircraft. Sales for the nine months ended September 30, 2010 increased by $120.7 million as compared to the nine months ended September 27, 2009 due to higher volume on both the Joint Primary Aircraft Training System (“JPATS”) contract as well as international trainer contracts awarded in late 2009. A significant portion of the higher volume relates to the Ground Based Training Systems and Contractor Logistics Support elements of the JPATS and international contracts. During the nine months ended September 30, 2010, the Trainer Aircraft segment delivered 58 T-6 aircraft compared to 65 in the comparable period of 2009. The nine months ended September 27, 2009 included 33 units that were built in 2008 but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component. Revenue is recognized on essentially all contracts in the Trainer Aircraft segment using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred.

Customer Support. Sales for the nine months ended September 30, 2010 increased by $44.6 million as compared to the nine months ended September 27, 2009. The increase was primarily driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business as well as the sale of aircraft engines to certain major customers. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Operating (Loss) Income

The Operating (Loss) Income by Segment table below details the improved operating performance of $600.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 27, 2009. Improved operating performance was primarily due to charges of $581.5 million related to asset impairments that had been recorded during the nine months ended

September 27, 2009 which did not recur in the nine months ended September 30, 2010. A majority of the charges in 2009 were recorded in the Business and General Aviation segment. The decrease in aircraft delivery volume in the Business and General Aviation segment during the nine months ended September 30, 2010 as compared to the nine months ended September 27, 2009, partially offset the improvement in operating income.

	Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009
Operating (Loss) Income:
Business and General Aviation	$(259.9)	$(777.0)
Trainer Aircraft	72.3	24.3
Customer Support	60.6	25.0
Eliminations	(0.2)	0.1

Total	$(127.2)	$(727.6)

Business and General Aviation. The operating loss was $259.9 million for the nine months ended September 30, 2010 as compared to an operating loss of $777.0 million for the nine months ended September 27, 2009, an improvement of $517.1 million, and was impacted by the challenging market conditions. The decline in deliveries discussed above has impacted the results for the nine months ended September 30, 2010. In the third quarter of 2009, the Company recorded a charge of $340.1 million to reduce the carrying value of the Business and General Aviation segment goodwill to zero, a charge of $181.2 million to reflect impairments of other intangible assets and a charge of $60.2 million resulting from tangible asset and inventory impairments. The impairment charges that occurred in 2009 did not recur in 2010 and was the primary contributor to the improved operating results for the nine month period ended September 30, 2010.

During the nine months ended September 30, 2010, the Company recorded charges of $67.5 million related to reserves for loss-making aircraft, a majority of which was related to the Hawker 4000, and vendor claims. During the nine months ended September 27, 2009, charges totaling $131.2 million related to reserves for loss making aircraft, mostly related to the Hawker 4000, and vendor claims were recorded. Operating income is impacted significantly by the mix of aircraft delivered during any particular quarter. Of particular significance were the Project Liberty aircraft deliveries in 2009 that were not repeated in 2010.

Trainer Aircraft. Operating income increased by $48.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 27, 2009 due primarily to the increased delivery volumes discussed previously as well as improved estimated contract profitability during the current year due to lower than expected contract service costs. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $17.4 million were recorded during the nine months ended September 30, 2010 as compared to $4.3 million during the nine months ended September 27, 2009. In addition, the nine months ended September 27, 2009 included amortization expense of $3.1 million related to intangible assets arising at Acquisition. The underlying assets became fully amortized at March 29, 2009; therefore, there was not a similar expense during the nine months ended September 30, 2010.

Customer Support. Operating income increased by $35.6 million for the nine months ended September 30, 2010 as compared to the nine months ended September 27, 2009 due primarily to an inventory charge of $31.5 million that was recorded in 2009 that did not recur during the comparable period of 2010. The remaining increase was primarily driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business as the increased aircraft engine sales described above had little impact on operating income.

Restructuring.

We recorded pre-tax charges of $7.4 million and $29.1 million related to workforce reductions during the nine months ended September 30, 2010 and September 27, 2009, respectively. We continued restructuring actions during the first nine months of fiscal 2010 in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives.

Selling, General and Administrative Expense.

Selling, general and administrative expense totaled $185.5 million, or 10.3% of sales, for the nine months ended September 30, 2010 as compared to $155.8 million, or 7.4% of sales, for the nine months ended September 27, 2009. The increase was primarily due to higher selling expenses of $17.5 million associated with the Company’s increased focus on international sales and higher costs associated with consulting and other services related to factory operations cost reduction activities of $13.5 million.

Research and Development Expense.

Research and development expense decreased by $7.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 27, 2009. Although we continue to invest in development activities in the Business and General Aviation segment, our expenditures in that segment were lower in the current nine month period as compared to the same period of last year, as we attempt to time new product introduction with anticipated market demand.

Non-operating Income/Expense, net.

For the nine months ended September 30, 2010, net non-operating expense was $107.9 million, primarily related to interest expense, versus net non-operating income of $238.3 million for the nine months ended September 27, 2009, an increase of $346.2 million in expense. The primary driver of the increase in non-operating expense during the nine months ended September 30, 2010 compared to the nine months ended September 27, 2009 was the non-recurring gain of the $352.1 million that the Company had in connection with the purchase of its own debt securities in 2009.

Provision for Income Taxes.

The effective tax rate for the nine months ended September 30, 2010 was negative 1.5% and reflected the impact of the full valuation allowance on our U.S. deferred income tax assets. The effective tax rate for the nine months ended September 27, 2009 was 6.3% and included a $36.5 million benefit resulting from the reversal of deferred income taxes associated with the $448.3 million impairment to goodwill and indefinite-lived intangibles during the nine months ended September 27, 2009.

Liquidity and Capital Resources

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Nine Months Ended
(In millions)	September 30, 2010	September 27, 2009
Net cash provided by (used in) operating activities	$52.7	$(83.2)
Net cash used in investing activities	(22.6)	(43.9)
Net cash used in financing activities	(346.3)	49.7

Net decrease in cash and cash equivalents	$(316.2)	$(77.4)

Nine Months Ended September 30, 2010. Despite lower sales in 2010, our operating activities provided net cash of $52.7 million during the nine months ended September 30, 2010. The net cash provided primarily resulted from improved cash management due to our efforts to increase customer deposits, enhance control over material receipts and better manage our inventory.

Net cash used in investing activities of $22.6 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and for the AT-6 program and associated tooling in our Trainer Aircraft segment.

Net cash used in financing activities of $346.3 million represents the repayment of the previously outstanding $235.0 million on the revolving credit facility as well as payments on notes payable used to finance certain aircraft engine purchases.

Nine Months Ended September 27, 2009. Net cash used in operating activities was $83.2 million. The net cash consumed was primarily due to significantly decreased accounts payable balances as amounts due to vendors associated with higher activity in late 2008 were paid in early 2009. In addition, customer deposits were reduced as a result of a decline in new orders. Partially offsetting these uses of cash were reduced inventory associated with aircraft deliveries and reduced material receipts associated with lower production levels.

Net cash used in investing activities of $43.9 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Net cash from financing activities of $49.7 million represented the proceeds from the drawing of our $365.0 million revolving credit facility offset by the cash used to purchase our debt securities in the first half of 2009 as well as payments on notes payable used to finance engine purchases.

Capital Resources

The following table summarizes our capital resources as of the dates indicated:

(In millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$252.6	$568.8
Total debt	2,143.2	2,364.2
Net debt (total debt less cash and cash equivalents)	1,890.6	1,795.4
Total (deficit) equity	(97.3)	122.2
Total capitalization (debt plus equity)	2,045.9	2,486.4
Net capitalization (debt plus equity less cash and cash equivalents)	1,793.3	1,917.6
Debt to total capitalization	105%	95%
Net debt to net capitalization	105%	94%

We have substantial indebtedness. As of September 30, 2010, our total indebtedness was $2,143.2 million, including $69.9 million of short-term obligations payable to a third party under a financing arrangement. We also had up to $75.0 million available for letter of credit issuances under a synthetic letter of credit facility as of September 30, 2010. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest in any period, we would incur indebtedness in an amount equal to the PIK-interest for such period. We previously elected to pay the April 1, 2010 semi-annual payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash. On April 1, 2010, we notified our noteholders of our election to pay the October 1, 2010 semi-annual interest payment on our Senior PIK-Election Notes in cash. We have since elected to make the April 1, 2011 semi-annual interest payment in cash.

Our principal sources of liquidity consist of cash generated by operations and borrowings available under our revolving credit facility. As of September 30, 2010, we had $252.6 million of cash and cash equivalents and we had $235.2 million available under our revolving credit facility, net of $4.8 million of outstanding letters of credit. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. We believe the actions discussed above will result in our having sufficient liquidity to meet our cash requirements for the next twelve months; however, additional economic deterioration may further depress the business and general aviation market and we could be required to take additional measures to meet our liquidity needs.

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

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of September 30, 2010, the debt acquired by that entity has not been retired and we will continue to pay interest in accordance with terms of the debt. As of September 30, 2010, the affiliates’ outstanding balance of these notes was $159.4 million. The amount of accrued interest associated with these notes as of September 30, 2010 was $7.1 million and no interest payments were made during the three months ended September 30, 2010.

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

As of September 30, 2010, we continued to be in full compliance with all covenants contained in our debt agreements.

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

Backlog

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog was $1.9 billion at September 30, 2010 of which 34.6% represented orders expected to be delivered beyond the next twelve months. Our backlog includes significant orders with the U.S. government.

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

There has been no material change in our exposure to market risk during the nine months ended September 30, 2010. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Post-hearing submissions were completed in October 2010; we are awaiting the decision of the tribunal.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Trustee Note dated as of September 30, 2010 regarding PIK interest election for interest period beginning

October 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K,

Filed with the Securities and Exchange Commission on September 30, 2010.

10.1*	Fourth Amendment to the Hawker Beechcraft Savings and Investment Plan dated September 27, 2010.

10.2*	October 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting).

10.3*	October 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-

Vesting Type A).

10.4*	October 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-

Vesting Type B).

10.5*	October 29, 2010 Amendment of Certain Hawker Beechcraft, Inc. Nonqualified Time-Vesting,

Nonqualified Performance Vesting Type A, and Nonqualified Performance-Vesting Type B Stock Option

Agreements for the 2007, 2009 and April 2010 Forms of Agreements.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ SIDNEY E. ANDERSON
Sidney E. Anderson, Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ GINA E. VASCSINEC
Gina E. Vascsinec, Vice President and Controller (Principal Accounting Officer)

Date: November 9, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ SIDNEY E. ANDERSON
Sidney E. Anderson, Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ GINA E. VASCSINEC
Gina E. Vascsinec, Vice President and Controller
(Principal Accounting Officer)

Date: November 9, 2010