Form 10-K/A
period 2009-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2011-02-25
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Hawker Beechcraft Acquisition Company, LLC (the “Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2010 (the “Original Form 10-K”). This Amendment No. 1 is being filed for the purpose of responding to comments received from the staff of the SEC. In particular, this Amendment No. 1 adds the signed Report of Independent Accountants from the Company’s accounting firm, PricewaterhouseCoopers LLC., for the predecessor period of January 1, 2007 through March 25, 2007 to Item 8 – Financial Statements and Supplementary Data, which was inadvertently omitted from the Original Form 10-K.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

			Page
Part II

	Item 8.	Financial Statements and Supplementary Data	4

Part IV

	Signatures		58

Item 8.	Financial Statements and Supplementary Data

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

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In millions)

For the Period January 1, 2007 - March 25, 2007 (Predecessor)

	Raytheon’s Net Investment	Accumulated Other Comprehensive (Loss)	Non- Controlling Interest	Total Invested Equity	Total Comprehensive Income	Total Comprehensive Income Attributable to Non- Controlling Interest
Balance at January 1, 2007	1,330.0	(85.9)	$2.0	1,246.1
Net transfers from Raytheon	117.4			117.4
Stock-based compensation	1.2			1.2
Net income	10.0		0.2	10.2	$10.0	$0.2
Other comprehensive income (loss):
Amortization of pension and other benefits, net of tax of $(3.0)		5.5		5.5	5.5
Unrealized loss on cash flow hedges, net of tax of $0.6		(1.1)		(1.1)	(1.1)
Foreign currency translation adjustments, net of tax of $0.9		(1.7)		(1.7)	(1.7)
Unrealized loss on investments, net of tax of $0.1		(0.3)		(0.3)	(0.3)

Total comprehensive income					$12.4	$0.2

Balance at March 25, 2007	$1,458.6	$(83.5)	$2.2	$1,377.3

For the Period March 26, 2007 – December 31, 2009 (Successor)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity	Total Comprehensive Income (Loss) Attributable to Parent	Total Comprehensive Income Attributable to Non- Controlling Interest
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$2.1	$—	$2.1	$980.9
Stock-based compensation	12.5				12.5
Net income		0.1		0.7	0.8	$0.1	$0.7
Other comprehensive income (loss):
Net gain on pension and other benefits, net of tax of $(17.7)			27.0		27.0	27.0
Unrealized loss on cash flow hedges, net of tax of $8.0			(12.3)		(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)		(0.3)	(0.3)

Total comprehensive income						$14.5	$0.7

Balance at December 31, 2007	$989.2	$2.2	$14.4	$2.8	$1,008.6
Stock-based compensation	7.6				7.6
Net (loss) income		(158.6)		1.4	(157.2)	$(158.6)	$1.4
Other comprehensive income (loss):
Net loss on pension and other benefits, net of tax of $1.7			(276.1)		(276.1)	(276.1)
Prior service cost, net of tax of $(1.8)			(28.4)		(28.4)	(28.4)
Unrealized loss on cash flow hedges, net of tax of $(1.0)			(114.2)		(114.2)	(114.2)
Foreign currency translation adjustments, net of tax of $1.2			(5.0)		(5.0)	(5.0)

Total comprehensive loss						$(582.3)	$1.4

Balance at December 31, 2008	$996.8	$(156.4)	$(409.3)	$4.2	$435.3
Stock-based compensation	3.3				3.3
Dividends (declared) received		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Other comprehensive income:
Realized prior service cost due to curtailment			5.5		5.5	—
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	—
Reclassification of unrealized losses due to maturities, net of tax of $(1.0)			29.7		29.7	—
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Total comprehensive loss						$(390.7)	0.3

Balance at December 31, 2009	$1,000.1	$(607.7)	$(274.1)	$3.9	$122.2

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

The following tables disclose the effects derivative instruments have on our statements of financial position, operations, and cash flows:

	December 31, 2009
(In millions)	Statement of Financial Position Location	Fair Value
Derivatives designated as hedging instruments

Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$18.1
Foreign exchange contracts, current	Other accrued expenses	13.1
Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	0.0

Total derivatives designated as hedging instruments		$31.2

Derivatives not designated as hedging instruments
Foreign exchange contracts, current	Other accrued expenses	$14.9

Interest rate contracts	Accrued retiree benefits and other long-term liabilities	2.8

Total derivatives not designated as hedging instruments		$17.7

Total derivatives		$48.9

The Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

		Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under	Location of Gain/(Loss) Recognized in Income on Derivative	Year ended December 31, 2009
Interest rate contracts	Interest expense, net	$(5.6)
Foreign exchange contracts	Cost of sales	$(26.5)

Total		$(32.1)

	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/ (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Year ended December 31, 2009		Year ended December 31, 2009		Year ended December 31, 2009
Interest rate contracts	$9.5	Interest expense, net	$—	Interest expense, net	$—
Foreign exchange contracts	26.8	Cost of sales	(29.7)	Cost of sales	—

Total	$36.3		$(29.7)		$—

12.	Restructuring

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

Stock option activity for the Successor was as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Nine Months Ended December 31, 2007
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Service-Vesting
Outstanding at beginning of period	2,986,724	$10.28	3,710,678	$10.00	—	$—
Granted	1,140,469	8.00	461,630	12.06	3,803,643	10.00
Exercised	—	—	(98,415)	10.00	—	—
Forefeited or expired	(432,806)	10.60	(1,087,169)	10.11	(92,965)	10.00

Outstanding at end of period	3,694,387	$9.59	2,986,724	$10.28	3,710,678	$10.00

Vested and nonvested expected to vest	3,639,949	$9.56	2,835,404	$10.26	3,339,217	$10.00

Exercisable	1,270,032	$10.21	1,029,293	$10.01	33,200	$10.00

Performance-Vesting
Outstanding at beginning of period	3,056,104	$10.29	4,131,604	$10.00	—	$—
Granted	1,196,719	8.00	492,310	12.03	4,245,148	10.00
Exercised	—	—	(57,496)	10.00	—	—
Forefeited or expired	(762,300)	10.51	(1,510,314)	10.08	(113,544)	10.00

Outstanding at end of period	3,490,523	$9.52	3,056,104	$10.29	4,131,604	$10.00

Vested and nonvested expected to vest	2,657,016	$9.25	2,223,270	$10.26	3,722,692	$10.00

Exercisable	780,894	$10.00	780,894	$10.00	—	$—

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

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 27, 2007

(In Millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated Total
Net cash provided by (used in) operating activities	$(133.2)	$28.8	$(2.9)		$—	$(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(26.2)	—		—	(26.2)
Additions to computer software	—	(1.1)	—		—	(1.1)

Net cash used in investing activities	—	(27.3)	—		—	(27.3)

Cash flows from financing activities:
Net transfers from Raytheon	117.4	—	—		—	117.4

Net cash provided by financing activities	117.4	—	—		—	117.4

Effect of exchange rates on cash and cash equivalents	—	—	—		—	—

Net increase (decrease) in cash and cash equivalents	(15.8)	1.5	(2.9)		—	(17.2)
Cash and cash equivalents at beginning of period	18.5	1.6	5.8		—	25.9

Cash and cash equivalents at end of period	$2.7	$3.1	$2.9	$	— $	$8.7

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 338-147828.]

Exhibit Number	Description
31.1*	Certifications of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.2*	Certifications of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.2*	Certification of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ W. W. Boisture, Jr.
W. W. Boisture, Jr., President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gina E. Vascsinec	Vice President and Controller	February 25, 2011
Gina E. Vascsinec	(Principal Accounting Officer)

/s/ W. W. Boisture, Jr.	President	February 25, 2011
W. W. Boisture, Jr.	(Principal Executive Officer)
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ W. W. Boisture, Jr.
W. W. Boisture, Jr., Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gina E. Vascsinec	Vice President and Controller	February 25, 2011
Gina E. Vascsinec	(Principal Accounting Officer)

/s/ W. W. Boisture, Jr.	Chief Executive Officer	February 25, 2011
W. W. Boisture, Jr.	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Alexander L. W. Snyder	Director	February 25, 2011
Alexander L. W. Snyder

/s/ Halet A. Murphy	Director	February 25, 2011
Halet A. Murphy