Form 10-K
period 2010-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2011-02-25
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

FORWARD-LOOKING STATEMENTS

All statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report on Form 10-K includes forward-looking statements including, for example, statements about our business outlook, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are also based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions; production delays resulting from lack of regulatory certifications, work stoppages at our operations facilities, disruption in supply from key vendors and other factors; competition in our existing and future markets; lack of market acceptance of our products and services; the substantial leverage and debt service resulting from our indebtedness; loss or retirement of key executives, and other risks disclosed in our filings with the Securities and Exchange Commission.

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

Market Data Used in this Report

Certain market and industry data included in this annual report, and our position and the positions of our competitors within these markets, are based on estimates of our management, which are primarily based on our management’s knowledge and experience in the markets in which we operate. Although we believe all of these estimates were reasonably derived, you should not place undue reliance on them as estimates are inherently uncertain. Other market and industry data is derived from information obtained from market research firms, including information published by the General Aviation Manufacturers Association (“GAMA”), Forecast International, Inc., the Teal Group and Honeywell Aerospace. While we believe the industry sources used are generally reliable, we have not independently verified data from these sources or obtained third party verification of market share data and do not guarantee the accuracy or completeness of this information. Data regarding our industry is intended to provide general guidance but is inherently imprecise. Market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data regarding the specific market segments that we serve, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, customer preferences can and do change. As a result, you should be aware that share, market size, relative positions within industry segments and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable.

In certain parts of this annual report, we state statistics or market positions of certain “families” of aircraft (e.g., the Hawker 987 family refers to the 900, 800/850 and 750 models). In this context, the family of a particular model includes the current type design, its current derivative products and any previous versions of the aircraft produced using the same type design. In the case of the King Air family, it refers to all three current King Air models, their current derivatives and any previous King Air models.

Our Company

Hawker Beechcraft is a world-leading manufacturer of business, special mission and trainer/attack aircraft; designing, marketing and supporting aviation products and services for businesses, governments and individuals worldwide. The Company leads the industry with a global network of more than 100 factory-owned and authorized service centers to support an estimated installed fleet of more than 37,000 aircraft.

Our business was formerly owned by Raytheon. On March 26, 2007, HBI purchased Raytheon Aircraft Acquisition Company, LLC (which has been renamed Hawker Beechcraft Acquisition Company, LLC) and substantially all of the assets of Raytheon Aircraft Services Limited from Raytheon and some of its affiliates. We refer to this transaction when we use the term “Acquisition”. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to us.

Business Segment Information

We conduct our business through three segments: Business and General Aviation, Trainer/Attack Aircraft and Customer Support. A description of our business segments is set forth below. Segment financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Business and General Aviation

Our Business and General Aviation segment designs, develops, manufactures, markets and delivers commercial and specially modified general aviation aircraft. The segment manufactures one of the broadest product lines in the industry, including business jet, turboprop and piston aircraft, under the Hawker® and Beechcraft® brands. We believe our extensive product line, as described below, enables us to attract and retain a broad range of corporate, fractional and charter operators and individual customers worldwide. Our Business and General Aviation segment sells aircraft through various distribution channels, including direct single unit retail sales, fleet (multiple units) sales to larger operators and our authorized dealer network. For the years ended December 31, 2010, 2009 and 2008, respectively, sales in the Business and General Aviation segment were approximately 60%, 71%, and 77% of total consolidated sales.

Business Jets. Our business jet offerings include the Hawker 4000, the Hawker 987 family, the Hawker 400XP, the Hawker 200 and the Beechcraft Premier IA.

The Hawker 4000 received Federal Aviation Administration (“FAA”) type and production certification in June 2008. The flagship of the Hawker line, the composite fuselage Hawker 4000 sets the standard for quality, performance and value in the super-midsize business jet class. With a 3,280 nautical mile non-stop range and cruise speeds up to Mach 0.84, it features a sophisticated composite fuselage, all metal supercritical wing, powerful Pratt & Whitney Canada FADEC-controlled engines and state-of-the-art Honeywell Primus EPIC avionics. According to GAMA data, the Hawker 4000 had a 33% share of the super midsize aircraft segment in 2010.

We began deliveries of the Hawker 900XP in 2007. From the best-selling midsized business jet lineage (the Hawker 800 series), the Hawker 900XP has combined new Honeywell engines with enhanced winglets, an approximate 2,900 nautical mile non-stop range and a large cabin for increased performance, range, efficiency, comfort and compelling value.

In 2008, we began deliveries of the Hawker 750, an offering in the light midsize aircraft segment with additional cargo capacity, state-of-the-art avionics, a wider cabin than typical aircraft in its class and a range of approximately 2,200 nautical miles that is well suited for European-based operators. According to the GAMA data, the Hawker 900XP family had a combined 36% share of the midsize aircraft segment and 12% of the light midsize aircraft segment in 2010.

With the largest cabin of any comparable aircraft, the Hawker 400XP has been one of the preferred light jets for the fractional market and corporations worldwide. It is the fastest light business jet of its class. In response to the challenging market, HBC announced it is suspending production of the Hawker 400XP light jet in 2011 until such time market demand improves.

Truly an advanced technology light jet, the Premier IA offers customers an industry-leading combination of speed, cabin size and efficiency. With its single-pilot certification, advanced composite construction, seven-passenger seating and a top cruise speed of more than 500 miles per hour, the Premier IA offers operational flexibility. According to GAMA data, the Premier IA had an 8% share of the entry level aircraft segment in 2010.

Introduced in October 2010 and evolving from the Premier IA, the Hawker 200 is a new light business jet that features higher cruise speeds, a 20% longer range and increased payload. The Hawker 200 still offers the largest cabin and is a technologically advanced single-pilot business jet. Its performance, cabin and technology provide an ideal light jet choice for pilot owners and business operators. On a typical mission, it can cruise at 450 knots, fly at 43,000 feet and travel more than 1,200 nautical miles nonstop. This incredible performance comes with lower acquisition and operating costs than, we believe, any competitor can offer.

Turboprops. King Air is a leading name in turboprop aircraft, with approximately 41% of the passenger turboprop market in 2010, according to the GAMA data.

The King Air family is sold under the Beechcraft® brand and is currently comprised of the King Air 350i, B200GT/250 and C90GTx, and has ranges of approximately 1,800, 1,600 and 1,300 nautical miles, respectively. The King Air 350i, B200GT/250 and C90GTx typically are configured to carry nine passengers, seven passengers and five passengers, respectively, and can all be operated by a single pilot. Its squared-oval cabin design provides a spacious feel in the interior. The King Air 350i is the flagship of the King Air models with the most advanced performance and largest interior seating capacity. Now equipped with the Rockwell Collins Venue™ cabin management system and state-of-the-art Beechcraft FlexCabin capability, the new King Air 350i sets the standard in cabin comfort, entertainment and flexibility while delivering unmatched fuel efficiency and the lowest operating cost per seat mile, making it one of the greenest aircraft available to business travelers today. The King Air B200GT cruises at 35,000 feet and handles runways as short as 2,600 feet. It also offers a comparatively low maintenance cost for its class and hourly operating costs lower than jet competitors. The King Air B200GT entered the market as a direct response to customer feedback desiring faster cruise speeds. The King Air B200GT has a maximum cruise speed of 305 knots as a result of a new engine developed specifically for the King Air B200GT. In October 2010, Hawker Beechcraft announced the new King Air 250. Building on a reputation of proven performance, the next-generation King Air 250 features composite winglets and lightweight composite propellers, delivering improved runway performance, range, speed and enhanced climb. The King Air 250 further defines mission reliability with a ram air recovery system that maintains peak performance when the anti-icing system is activated, resulting in a high-performance, all-weather aircraft. First deliveries of the King Air 250 are expected in second quarter 2011.

In 2009, the company announced the launch of the Beechcraft King Air C90GTx. Key enhancements to the new King Air C90GTx include an increase in gross weight and the addition of composite winglets, which improve climb performance and further increase fuel efficiency. The C90GTx features a cabin 50 percent larger than some very light jets and seats up to seven passengers in its famed squared-oval design, allowing greater passenger comfort. It includes an in-flight accessible, heated and pressurized baggage storage area along with a private aft lavatory as standard.

Pistons. Our entry-level piston aircraft, the Beechcraft Baron and Beechcraft Bonanza models, are leaders in the executive piston aircraft market. The twin-engine Baron G58 and single-engine Bonanza G36 can carry up to five passengers and can be operated by one pilot. Both models have a sophisticated avionics suite and one of the most advanced autopilot systems offered in piston aircraft today.

The twin-engine piston aircraft that pilots aspire to own, the Baron G58 offers unmatched performance and range/payload capabilities in its segment. It also features a premium cabin that provides the best ride of any twin-engine aircraft, including flexible seating that allows for seating of two, four or six people, with the option to reconfigure and remove seats to accommodate mission needs and large baggage items. Its flight deck includes fully integrated Garmin G1000® avionics with a GFC 700 flight control system and new GWX 68 color weather radar.

The Bonanza G36 is the most prestigious high-performance single-engine piston on the market, offering six-passenger comfort and cabin flexibility not found in similarly priced four-seat aircraft. The Bonanza G36 also features Garmin G1000® avionics and a GFC 700 flight control system, making the best selling personal aircraft the most capable Bonanza yet.

Special Mission Aircraft. Hawker Beechcraft also markets, produces and supports a whole range of special-mission aircraft for militaries and governments worldwide. Missionized versions of the Beechcraft King Air series and pistons, as well as Hawker 400XP and Hawker 800 series, are currently in service worldwide. Our new Beechcraft King Air 350ER offers extended range and a variety of surveillance radar, ISR, air ambulance and special-mission capabilities.

Trainer/ Attack Aircraft

Our Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6 Texan II (“T-6”). In 1995, Raytheon Aircraft (RA) was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this program, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through December 31, 2010, Hawker Beechcraft and RA have delivered 556 trainer aircraft under JPATS contracts, including the 60 T-6B aircraft with upgraded avionics to the U.S. Navy. In addition, HBC has sold and delivered 110 trainer aircraft to international customers, including 4 T-6C aircraft, the most recent variant of the T-6 trainer. We continue to market the T-6 trainer to certain foreign governments and anticipate additional international awards in the near future. International customers made up 20% of the deliveries in 2010.

We continue to invest in the AT-6, the Light Attack aircraft being offered by Hawker Beechcraft. This aircraft offers integrated surveillance equipment, data link and “hard point” wings capable of carrying light attack weapons. The prototype completed its initial flight tests in the fall of 2009 and performed successfully at the U.S. Department of Defense Joint Expeditionary Force Experiment (JEFX) in 2010.

Our Trainer/Attack Aircraft segment also provides training and logistics support and aftermarket parts and services. We expect the U.S. Government to continue to require product support for T-6 trainers through 2050.

For the years ended December 31, 2010, 2009 and 2008, respectively, sales in the Trainer/Attack Aircraft segment were approximately 24%, 17% and 9% of total consolidated sales.

Customer Support

Our Customer Support segment provides parts and maintenance services to our estimated installed fleet of more than 37,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas, London, England, Dubai, United Arab Emerates, and Singapore. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network consists of the largest number of jet and turboprop service centers in the industry, including 10 company-owned service centers in the United States (U.S.), the United Kingdom and Mexico, as well as more than 100 company-authorized third party service centers in 32 countries. For the years ended December 31, 2010, 2009 and 2008, respectively, sales in the Customer Support segment were approximately 16%, 12% and 14% of total consolidated sales.

Customers and Distribution Methods

Our diverse customer base includes corporations, fractional and charter operators, governments and individuals around the world. We currently have an extensive global network of general aviation dealers, regional sales representatives and distributors who market our products around the world. We employ specialized sales teams for our products. We sell parts through a variety of channels, including our headquarters in Wichita, Kansas, and our 10 company-owned and more than 100 company-authorized third party service centers. We also sell support services through our company-owned service centers.

We continue to develop our sales resources to address markets outside the U.S. We currently have the largest installed fleet of turboprop and business jet aircraft in Latin America and Africa, and we believe our King Air products are ideally suited for the level of infrastructure available in many developing nations. We continue to market our T-6A trainers and its derivatives to foreign governments. For the year ended December 31, 2010, 45% of our sales were from outside the U.S. For additional information related to our sales derived outside the U.S., see Note 20 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

For 2010, one customer, the U.S. Government, represented approximately 30% of our sales, primarily from our Trainer/Attack Aircraft segment. Our top 10 customers represented approximately 43% of sales during the same period. The U.S. Government accounts for a significant portion of our backlog through the JPATS program. A significant reduction in purchases by the U.S. Government could have a material adverse effect on our financial position, results of operations and liquidity.

Competition

Competition in the Business and General Aviation segment is based on price, quality, product support, performance, reliability, product innovation and reputation. The Hawker® and Beechcraft® brands are known for innovation, performance, quality and value, which support the leading market positions for our aircraft. For example, the Hawker 900XP and King Air product families are the best selling business jet and turboprop lines, respectively, in the history of the general aviation industry. Competition is driven by the ability to deliver superior performance and features, such as increased cabin size or range, on a cost-effective basis. We have five major competitors in the business and general aviation industry: Cessna Aircraft Company, Bombardier Aerospace, Gulfstream Aerospace Corporation, Dassault Falcon Jet Corp. and Embraer S.A.

The Trainer/Attack Aircraft segment operates in the military aviation business and is the sole source provider of the world’s best selling primary military trainer aircraft, the T-6 and its variants, to the U.S. Air Force and the U.S. Navy. Outside the U.S., we compete for primary military trainer contracts with companies including Pilatus Aircraft Ltd., Embraer S.A., Korea Aerospace Industries Ltd., Alenia Aermacchi, EADS, Grob Aircraft AG and Lockheed Martin Corporation. It is anticipated the Light Attack Aircraft will compete primarily with the Super Tucano offered by Embraer Defense Systems.

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

Employees

As of December 31, 2010, we had approximately 6,800 employees, 47% of whom were covered by collective bargaining agreements. Approximately 2,900 of our hourly employees at our Wichita and Salina, Kansas facilities are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) which expires on August 7, 2011. Our Little Rock, Arkansas facility, which has approximately 500 employees, and our U.S. service facilities, which collectively have approximately 700 employees, are not covered by a collective bargaining agreement. Our service facility in Chester, England has a one-year union contract covering approximately 300 employees that expires on March 31, 2011.

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

A significant portion of components in each of our aircraft designs, such as engines and avionics, is co-developed with our suppliers and, therefore, are often sole-sourced with the supplier of a particular component. The majority of our supplies are custom ordered, engineered into the aircraft design and governed by FAA and other comparable international agencies aircraft certification. Therefore, changing an existing supplier’s design is often cost-prohibitive because it requires re-certification.

Approximately 45% of our direct material purchases are from the following four major suppliers: Pratt & Whitney Canada (engines), Honeywell (engines, avionics, environmental control, auxiliary power units and lighting), Rockwell Collins (avionics) and Airbus (certain wings and fuselages). Pratt & Whitney Canada approximates 19% of our direct material purchases. Honeywell approximates 10% of our direct material purchases.

Working Capital

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the second half of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher second half delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the second half of the year, as occurred during 2008 as a result of the strike by our Wichita and Salina, Kansas union work force, could have a disproportionate effect on our full-year financial operating results. Business for the Trainer/Attack Aircraft and Customer Support segments is not generally seasonal in nature.

Backlog

Our backlog is summarized below:

	December 31, 2010			December 31, 2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Business and General Aviation	$782.6	$—	$782.6	$2,247.2	$—	$2,247.2
Trainer/Attack	584.4	40.8	625.2	1,003.9	108.1	1,112.0

Total	$1,367.0	$40.8	$1,407.8	$3,251.1	$108.1	$3,359.2

Orders for aircraft are included in backlog upon receipt of an executed contract. Unfunded backlog represents U.S. and foreign government contracts for which funding has not yet been appropriated. Our backlog includes significant orders with the U.S. Government. Due to the nature of the work performed, the Customer Support segment does not have backlog. 28.2% of our total backlog at December 31, 2010 represents orders that are not expected to be filled in 2011. In late June 2010, NetJets, Inc. (“NetJets”) cancelled orders for 23 aircraft. The impact of the cancellation was to reduce backlog by $0.4 billion; however, none of the cancelled orders were scheduled for delivery in 2010 and only one was scheduled for delivery in 2011. We have no remaining backlog with NetJets.

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

Research and development expenditures were $101.1 million, $107.3 million, and $110.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Government Contracts

All companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience, as well as termination for default based on lack of performance. Upon termination for convenience, we generally would be entitled to compensation only for work done, supplier costs and termination liability at the time of termination and to receive an allowance for profit on the work performed. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future U.S. Government contracts and orders. Furthermore, on U.S. Government contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, which would likely result in the termination of our subcontract.

Governmental Regulations

Our operations, products and services are subject to oversight by the FAA and its counterpart regulators in jurisdictions outside of the U.S. These regulators routinely evaluate aircraft operational and safety requirements and are responsible for certification of new and modified aircraft. These regulators further oversee other aspects of our operations, including the provision of aircraft maintenance services. Failure to comply with the applicable laws, rules and regulations governing aviation in the U.S. or other jurisdictions may subject us to civil penalties, including fines or the suspension or revocation of certain necessary licenses or certifications. Future action by these regulators, including increased scrutiny or a change from past practices, may adversely affect our financial position, results of operations or liquidity and impair our ability to certify and deliver new products.

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

As a U.S. Government contractor, we are subject to specific import and export, procurement and other regulations and requirements. Failure to obtain timely export or import licenses could delay production and adversely affect our sales. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or terminations and the assessment of penalties and fines, and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, and accuracy of records and recording of costs. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DOD requirements.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act (“OSHA”) mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances.

Intellectual Property

We rely on a combination of trademarks, trade names, copyrights, patents and trade secrets to establish and protect our intellectual property rights relating to the development and manufacturing of our products. Some of these intellectual property assets are owned jointly with others or are provided to us through licenses. In the ordinary course of business, we have disputes with third parties regarding intellectual property rights which, in some cases, may result in litigation.

Environmental, Health and Safety Matters

Our operations are subject to the requirements of federal, state, local, European and other foreign environmental and occupational health and safety laws and regulations, the violation of which could result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to pollution; the protection of human health and the environment; air emissions; wastewater discharges; occupational health and safety; and the generation, handling, treatment, remediation, use, storage, transport, release of and exposure to, hazardous substances and wastes. We have incurred, and will continue to incur, costs and capital expenditures to comply with these environmental requirements and to obtain and maintain all necessary permits. Any failure by us to comply with such laws and regulations could subject us to significant civil or criminal fines and penalties and other liabilities. In addition, if we were convicted of a violation of these laws or regulations (including the Clean Air Act and the Clean Water Act), we, or one of our subsidiaries, could be placed by the Environmental Protection Agency (“EPA”) on the “Excluded Parties List” maintained by the U.S. General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Facilities at which the violation occurred cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA, and pre-existing contracts may be terminated by the government once a facility is listed. In addition, this prohibition can also extend to other facilities that are owned or operated by the convicted entity.

Under certain statutes, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. Liability under these statutes may be without regard to fault or to the legality of the activities giving rise to the contamination. Contamination has been identified at some of our facilities, and we have incurred, and will continue to incur, costs to investigate and remediate these conditions. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. In addition, we may incur liabilities in connection with any future environmental contamination or any previously unknown but currently existing environmental conditions at our facilities. While the amount of these costs and liabilities could be significant, we do not believe that, based on currently available information, the costs of investigation and remediation and other costs with respect to identified environmental conditions, including conditions at offsite disposal locations with respect to which we have been notified of potential liability, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Under our stock purchase agreement with Raytheon, subject to certain conditions, Raytheon is obligated to indemnify us for a number of categories of environmental liabilities, including liabilities relating to contamination at facilities that RA formerly owned or operated and waste disposal sites used by RA. We cannot be certain, however, that Raytheon will satisfy its indemnification obligations in whole or in part. If Raytheon fails to comply with its indemnity obligations, we could become subject to significant liabilities.

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

Corporate Information

Hawker Beechcraft Acquisition Company, LLC is a limited liability company formed in 2006 under the laws of the State of Delaware. Hawker Beechcraft Notes Company is a corporation formed in 2007 under the laws of the state of Delaware. Our headquarters and principal executive offices are located at 10511 East Central, Wichita, Kansas 67206 and our telephone number is (316) 676-7111. Our website is www.hawkerbeechcraft.com. The information contained on or connected to our website is expressly not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may materially adversely affect us. If any of these risks actually occurs, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Risks Relating to Our Business

Difficult conditions in the capital, credit, general aviation and other aircraft markets and in the overall economy could continue to materially adversely affect our business, financial condition, results of operations and liquidity, and we do not know if these conditions will improve in the near future.

Our business, financial condition and results of operations are being materially adversely affected by difficult conditions in the general aviation market and in the overall economy. The recession negatively affected the demand for new and used business jets, spare parts and maintenance, and despite the end of the recession our results of operations and financial condition continue to be materially adversely impacted by the current economic conditions.

Many of the products we sell are considered discretionary purchases, and our levels of sales have historically been tied to corporate and consumer spending levels, which are typically cyclical in nature. Our sales are significantly affected by the level of corporate spending which, in turn, is a function of the general economic environment. In a slowly growing economy such as many of the markets in which we operate are experiencing, corporate cash flows decrease, which typically leads to a decrease in demand for our products or postponement of planned purchases. The purchase of our products by consumers is discretionary, and therefore highly dependent upon the level of consumer spending. Accordingly, sales of our products may be adversely affected by a weak economy, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.

Moreover, aircraft customers, including sellers of fractional share interests, providers of charter services and dealers have responded and may continue to respond to the current weak economic conditions by delaying delivery of orders or canceling orders as we experienced in late 2008 and throughout 2009 and 2010. Weakness in the economy may also result in fewer hours being flown on existing aircraft and, consequently, lower demand for spare parts and maintenance services. Weak economic conditions may also cause reduced demand for used business jets. We have experienced reductions in the fair market value of used aircraft accepted as trade-ins while such aircraft were in our inventory. In addition, economic conditions have resulted in an increased supply of used aircraft in the market which to some extent competes with our sales of new aircraft into the market. The continuation of this dynamic may adversely affect sales of our products.

Our results of operations and financial condition could be materially adversely impacted by some of our customers’ inability to obtain financing.

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

The general aviation industry is highly competitive and we encounter competition in both domestic and foreign markets. The highly competitive nature of our industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Many of our competitors in the general aviation market are either part of larger, more diversified companies or may be the beneficiaries of government subsidies. As a result of this, these competitors may have access to more resources than we do. These circumstances may provide our competitors with a lower cost of capital, the ability to sustain a prolonged downturn in the industry or general economy, more funds for investment in development of new products and more resources in general.

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

We are at risk of adverse publicity and losses stemming from any accident involving aircraft for which we hold design authority.

Any accident involving one of our manufactured aircraft could create a public perception that our aircraft are not safe or reliable, which could harm our reputation and have a negative impact on our business, financial condition and results of operations. In addition, if one of our manufactured aircraft were to crash or be involved in an accident, we could be exposed to significant liability. We are currently involved in various litigation matters stemming from such incidents. Our insurance coverage may not be adequate to cover all possible losses that may arise in the event of an accident involving one of our manufactured products. In the event that our insurance is not adequate, we may be forced to bear substantial losses.

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

Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity or sustained mechanical failure. Although we have obtained property damage and business interruption insurance in amounts determined sufficient by management, a major catastrophe, such as a fire, flood, tornado or other natural disaster at any of our sites, war or terrorist activities in any of the areas where we conduct operations or the sustained mechanical failure of a key piece of equipment could result in a prolonged interruption of all or a substantial portion of our business. Production at our manufacturing facilities in

Kansas could be disrupted in connection with our closure of certain of our facilities and our outsourcing of certain operations. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations is conducted in facilities in Wichita and Salina, Kansas, in Little Rock, Arkansas, in Chester, England, and in Chihuahua, Mexico, and any significant damage or disruption to these facilities in particular would materially adversely affect our ability to manufacture and deliver aircraft and parts to our customers.

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

We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources, especially major systems such as engines and avionics, which are co-developed with our suppliers and, therefore, are often sole-sourced with that supplier. Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts that meet our technical specifications could adversely affect production schedules and contract profitability.

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

In addition to the risks described above, our continued supply of materials is subject to a number of other risks including:

•	the destruction of our suppliers’ facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure, shortage or delays in the delivery of supply of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	inability of second tier suppliers to perform as required.

Increases in labor costs, potential labor disputes and work stoppages at our facilities could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Approximately 47% of our workforce at December 31, 2010 was represented by unions and is covered by collective bargaining agreements. Approximately 2,900 of our hourly employees at our Wichita and Salina, Kansas facilities are covered by a collective bargaining agreement with IAM that expires on August 7, 2011. Our service facility in Chester, England has a union contract covering approximately 300 employees that expires on March 31, 2011. If our workers were to engage in a strike, as they did in 2008 when the prior collective bargaining agreement expired, work stoppage or other slowdown, we could experience a significant disruption of our operations that could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our sales or supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Our JPATS contracts expose us to the inherent risks of fixed price contracting, and future contracts under the JPATS program are not guaranteed.

We manufacture aircraft for the U.S. Air Force and the U.S. Navy. We provide some of our products and services to governments through long-term contracts in which the pricing terms are fixed based on certain production volumes. For the year ended December 31, 2010, approximately 18% of our revenues were derived from the JPATS contract. Government programs such as the JPATS program are generally implemented by the award of multi-year contracts in which the pricing for future years’ procurements by the government is negotiated under fixed price contracts and segregated into individual lots to be exercised on an annual basis. The award of these future lots is subject to future Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program extends for more than one year. Consequently, programs are often only partially funded at any one time, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts under such programs are subject to termination or adjustment if appropriations for the program are not available or change. In addition, U.S. Government contracts, including the JPATS contract, generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience as well as termination for default based on performance. We believe that the U.S. Navy will purchase fewer aircraft under the JPATS contract. Upon termination for convenience, we are generally entitled to compensation only for work done and commitments outstanding at the time of termination. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

In January 2011, the Secretary of Defense publicized his efforts to freeze the military budget as part of the U.S. Government’s efforts to decrease the deficit. Circumstances such as these may increase the risk that Congress may limit its appropriations in the future. The termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more government contracts, could materially adversely impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of any termination of our current U.S. Government contracts. The majority of our Trainer/Attack Aircraft segment sales are from our JPATS contract. A termination of the JPATS contract would substantially reduce future sales in this segment.

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

The Department of Homeland Security and the Transportation Security Administration, along with other governmental regulatory agencies regularly review the level of security associated with general aviation flight operations to minimize the vulnerability of general aviation aircraft being used as a weapon or to deliver illicit materials or to transport dangerous individuals. Any changes to the current regulations which decrease the efficiencies associated with the use of general aviation aircraft may make the utilization of general aviation as an alternative to commercial air travel less attractive and could therefore lower demand for our products which could have a material adverse effect on our business, financial condition, results of operation and liquidity.

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

We derive a significant portion of our revenues from sales to customers outside the United States. For the year ended December 31, 2010, international sales accounted for approximately 45% of our consolidated revenues. We expect that our international sales will continue to account for a significant portion of our revenues for the foreseeable future and are likely to increase over time. As a result, we are subject to risks of doing business internationally, including:

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

The majority of our sales are generated in U.S. dollars; however, a significant component of our aircraft production cost on certain models is contracted with suppliers in U.K. pound sterling. We may enter into foreign currency forward contracts with commercial banks to fix the dollar value of a portion of our commitments to these suppliers; however, these foreign currency forward contracts may not cover the total value of foreign currency payments we are obligated, or may become obligated, to make. Therefore, we could be adversely affected by a weakening of the U.S. dollar relative to foreign currencies, particularly the U.K. pound sterling. Conversely, declining production volumes could cause foreign currency forward contracts to be in excess of required foreign currency causing us to be exposed to mark-to-market gains or losses for contracts not designated in a cash flow hedging relationship.

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

Implementation of new information systems could cause disruptions to our operations.

In 2011, we will implement new information systems software throughout the company. Implementation of the new system could cause disruptions to our operations.

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

Our results of operations, financial condition and liquidity could be adversely affected if we become involved in intellectual property litigation. If we were to lose any such litigation, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, cause us to seek licenses and/or pay royalties to third parties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. Any of those events could have a material adverse effect on our financial condition, results of operations and liquidity. The defense and prosecution of intellectual property suits and proceedings before the U.S. Patent and Trademark Office, or its foreign equivalents, are costly and time consuming. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

Any future business combinations, acquisitions, mergers or joint ventures will expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

We actively consider strategic transactions from time to time. We evaluate acquisitions, joint ventures, alliances or co-production programs as opportunities arise, and we may be engaged in varying levels of negotiations with potential competitors at any time. We may not be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms or at all. The integration of companies that have previously been operated separately involves a number of risks; as such, if we enter into these transactions, we also may not realize the benefits we anticipate and we may subject ourselves to unforeseen contingent liabilities. Consummating any acquisitions, joint ventures, alliances or co-production programs could result in the incurrence of additional debt and related interest expense. In addition, we may not be able to obtain additional financing for these transactions.

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

The success of our business is highly dependent upon our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers. The market for these personnel resources is highly competitive. We may be unsuccessful in attracting and retaining the engineers we need, and, in such event, our business could be materially adversely affected. Our inability to hire new personnel with the requisite skills could impair our ability to provide products to our customers or to manage our business effectively.

If we fail to maintain a minimum number of employees in Kansas, we will be required to repay a portion of the funds we have received from the State of Kansas, which could materially adversely affect our business, financial condition, results of operations or liquidity.

In December 2010, we reached an agreement with the State of Kansas pursuant to which we will receive $10 million in 2011, followed by $5 million each year for the next four years. These funds may be used for expenses such as the purchase or relocation of equipment, product development, labor recruitment, or building costs. The State’s incentive package requires us to maintain our current product lines in Wichita and retain at least 4,000 jobs in Kansas over the next 10 years. If we do not, we will be subject to certain repayment obligations which could materially adversely affect our business, financial condition, results of operations or liquidity.

The conditions of the U.S. and international capital markets may adversely affect our financial condition or liquidity.

If financial institutions that have extended credit commitments to the Company are adversely affected by the current or future conditions of the U.S. and international capital markets, they may become unable to fulfill their credit commitments to the Company, which could have an adverse impact on the Company’s financial condition and its ability to access its revolving credit or to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes. By way of example, on September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in the Company’s revolving credit facility (the amount of this commitment has been reduced to $22.7 million as a result of an overall reduction in the revolving commitment). Accordingly, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under the Company’s revolving credit facility.

The investment of our cash balance is subject to risks which may cause losses and affect the liquidity of these investments.

We hold our cash in a variety of investment grade, liquid money market instruments. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. If there is destabilization in the credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments. Fair market value of our investments is determined on a daily basis based on market prices.

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

We have substantial indebtedness. As of December 31, 2010, we had $2,129.7 million of total indebtedness, including $59.6 million of short-term notes payable. We also have up to $75.0 million of letter of credit issuances available under our synthetic letter of credit facility.

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

In addition to the restrictions listed above, our revolving credit facility requires us to meet specified financial covenants as of certain dates. Beginning in fiscal year 2011, we will be required to maintain a minimum Adjusted EBITDA for specified periods, as further described below under “Management’s Discussion and Analysis and Results of Operations – Capital Resources.” Any of these provisions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities.

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

Our principal executive offices and headquarters are located in Wichita, Kansas. Our principal manufacturing facilities are in Wichita and Salina, Kansas; Little Rock, Arkansas; and Chihuahua, Mexico. Our primary distribution facilities are located in Wichita, Kansas, Dallas, Texas, London, England, Dubai, United Arab Emerates and Singapore.

At December 31, 2010 our properties consisted of the following:

Segment	Location	Activities	Owned/ Leased	Square Footage
Corporate Headquarters (1)	Wichita, Kansas	Parts processing, engine buildup, major and sub assembly, aircraft painting and interior installation and flight testing	Owned	3.9 million

Business and General Aviation	Salina, Kansas	Sub-assembly for all business and general aviation Beechcraft models and the Hawker 400XP	Leased	0.4 million

	Little Rock, Arkansas	Final specialty interior installation for the Hawker 900XP family and the Hawker 4000 and painting for the Hawker 900XP family	Leased	0.4 million

	Chihuahua, Mexico	Sheet metal processing, fabrication of parts and sub-assemblies for general aviation aircraft	Leased	0.4 million

Customer Support	Dallas, Texas	Retail aftermarket parts distribution warehouse	Leased	0.2 million

(1)	Our Corporate Headquarters are located in Wichita, Kansas. All three of our business segments, Business and General Aviation, Trainer Aircraft and Customer Support, have operations located at our Corporate Headquarters. All operations for our Trainer Aircraft segment are in Wichita, Kansas.

At December 31, 2010, our Customer Support segment operated 10 company-owned service centers in the following locations: Wichita, Kansas; Houston, Texas; Atlanta, Georgia; Mesa, Arizona; Indianapolis, Indiana; Little Rock, Arkansas; Tampa, Florida; San Antonio, Texas; Toluca, Mexico; and Chester, England. These centers are supplemented by more than 100 company-authorized third party service centers. Service centers typically provide maintenance, repairs, overhaul, refurbishment and product upgrade services.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 19 to the Consolidated Financial Statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in this Annual Report on Form 10-K). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. Based on discussions with the U.S. Attorney’s Office, HBAC expects to resolve the enforcement matter with the FAA in a manner that will not be material to our financial condition, results of operations or liquidity.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order. No accruals have been recorded for this matter as of December 31, 2010.

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

The following table presents selected historical financial information and other data. For the years ended December 31, 2010, 2009 and 2008, the financial information and other data is for HBAC and is derived from the audited consolidated financial statements of HBAC included elsewhere in this Annual Report on Form 10-K. For the three months ended March 25, 2007 and the year ended December 31, 2006, the financial information and other data is for Raytheon Aircraft, the “Predecessor,” and is derived from the audited consolidated financial statements and accompanying notes thereto of the Predecessor and, with respect to the three months ended March 25, 2007 and the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following information should be read in conjunction with the consolidated financial statements and related notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Successor				Predecessor
	Years Ended December 31,			Nine Months Ended December 31,	Three Months Ended March 25,	Year Ended December 31,
(Dollars in millions)	2010	2009	2008	2007	2007	2006
Statements of Operations Data:
Sales	$2,804.7	$3,198.5	$3,546.5	$2,793.4	$670.8	$3,095.4
Costs and expenses:
Cost of sales	2,579.5	3,036.6	3,016.9	2,369.6	558.6	2,585.1
Restructuring, net	14.9	34.1	—	—	—	—
Definite-lived asset impairment	12.6	74.5	—	—	—	—
Goodwill and indefinite-lived intangible asset impairment	13.0	448.3	—	—	—	—
Selling, general and administrative expenses	257.5	209.7	279.1	205.4	59.5	211.0
Research and development expenses	101.1	107.3	110.2	70.1	21.3	83.2

Operating (loss) income	(173.9)	(712.0)	140.3	148.3	31.4	216.1

Intercompany interest expense, net	—	—	—	—	15.8	91.6
External interest expense (income), net	131.7	153.4	197.4	152.3	(0.9)	(14.6)
Gain on debt repurchase, net	—	(352.1)	—	—	—	—
Other (income) expense, net	(2.2)	(1.3)	(2.4)	1.0	(0.1)	(1.5)

Non-operating expense (income), net	129.5	(200.0)	195.0	153.3	14.8	75.5

(Loss) income before tax	(303.4)	(512.0)	(54.7)	(5.0)	16.6	140.6
(Benefit from) provision for income taxes	0.9	(60.7)	102.5	(5.8)	6.4	50.5

Net (loss) income	(304.3)	(451.3)	(157.2)	0.8	10.4	90.1

Net income attributable to non-controlling interest	0.6	0.3	1.4	0.7	0.2	—

Net (loss) income attributable to parent company	$(304.9)	$(451.6)	$(158.6)	$0.1	$10.0	$90.1

Other Data:
Aircraft deliveries	318	418	477	367	88	462
Backlog	$1,407.8	$3,359.2	$7,606.6	$6,290.8	$3,937.0	$4,105.3
Capital expenditures	$41.7	$54.5	$74.9	$66.4	$27.3	$47.8

Statement of Finacial Position Data:	Successor				Predecessor
		As of December 31,			As of December 31,
(In millions)	2010	2009	2008	2007	2006
Cash and cash equivalents	$422.8	$568.8	$377.6	$569.5	$25.9
Working capital(1)	327.7	375.8	553.9	326.1	804.4
Property, plant and equipment, net	482.2	549.8	641.8	655.7	520.8
Total assets	3,211.8	3,747.8	4,687.6	4,675.2	2,518.2
Total debt(2)	2,129.7	2,364.2	2,490.8	2,446.9	—

(1)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt). Certain balances in prior periods have been conformed to the current presentation.
(2)

Total debt includes $1,439.5 million in outstanding principal on our senior secured credit facilities net of unamortized original issue discount, $630.6 million of outstanding notes and $59.6 million of short-term notes payable and outstanding borrowings under our revolving credit facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”).

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

Cautionary Note Regarding Forward-Looking Statements

All statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report on Form 10-K includes forward-looking statements including, for example, statements about our business outlook, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are also based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions; production delays resulting from lack of regulatory certifications, work stoppages at our operations facilities, disruption in supply from key vendors and other factors; competition in our existing and future markets; lack of market acceptance of our products and services; the substantial leverage and debt service resulting from our indebtedness; loss or retirement of key executives, and other risks disclosed in our filings with the Securities and Exchange Commission.

Business Overview

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy and provide military trainer aircraft to other governments. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 32 countries to an estimated installed fleet of more than 37,000 aircraft.

Our operations are divided into three segments - Business and General Aviation, Trainer/Attack Aircraft and Customer Support. The Business and General Aviation segment designs, develops, manufactures, markets and delivers commercial and specially-modified general aviation aircraft, as well as manufactures and provides aircraft parts to our Trainer/Attack Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. The Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training aircraft. The Customer Support segment provides aftermarket parts and maintenance services as well as refurbishments and upgrade services for our installed fleet of aircraft worldwide.

We operate in the global business and general aviation industry, which continues to experience depressed demand primarily as a result of uncertainty in the global economy. The business and general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the business and general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. We believe that the business and general aviation industry as a whole will continue to experience depressed demand during 2011.

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

Our Trainer/Attack Aircraft segment is less susceptible to changes in general economic conditions and provides us with a more stable and recurring source of revenue. Sales in this segment are principally generated by U.S. and foreign government and defense spending. Decreases or reprioritization of such spending could materially affect the financial performance of this segment.

Current Developments

To further reduce the cost of operations, in October, 2010, the Company announced it would implement a cost reduction and productivity program. The decision to implement the program was based on continuing challenging economic conditions affecting the Business and General Aviation division of the Company and the desire to provide resources for long-term investment for the Company’s future. The program consists of two parts.

The first part of the program consisted of the immediate termination of approximately 8% of salaried employees while the second part involves reducing the Company’s factory and shop work forces by approximately 800 employees by end of August 2011. The second part of the program also includes the closure of several of the Company’s facilities in Wichita, Kansas and the outsourcing of certain operations. The program is expected to result in the transfer of the work performed at the facilities being closed to third party suppliers or the Company’s manufacturing operations in Mexico. The costs related to the reduction in the Company’s factory and shop work force and other associated costs cannot yet be estimated.

In December 2010, the Company reached an agreement with the State of Kansas that incentivizes the Company to maintain its presence in Wichita. The $40.0 million incentive package from the State of Kansas is for investments in major projects and training. The Company is eligible to receive $10.0 million over three years for tuition reimbursement and training. The Company received $10.0 million in January 2011 and will receive $5.0 million each year for the next four years, as part of the Investments in Major Projects, to be used for product development, labor recruitment, building costs and other expenses related to the project. The State’s incentive package requires the Company to, among other things, (i) maintain its corporate headquarters and continue to perform final assembly of its current production lines in Wichita, Kansas through 2020; and (ii) maintain a minimum number of jobs in Kansas.

The Company will provide additional estimates, or ranges of estimates, concerning the costs and charges expected to be incurred in connection with the remainder of the program as additional information becomes available.

Results of Operations

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Sales	$2,804.7	$3,198.5	$3,546.5
Cost of sales	2,579.5	3,036.6	3,016.9

Gross margin	225.2	161.9	529.6

Restructuring, net	14.9	34.1	—
Definite-lived asset impairment	12.6	74.5	—
Goodwill and indefinite-lived intangible asset impairment	13.0	448.3	—
Selling, general and administrative expenses	257.5	209.7	279.1
Research and development expenses	101.1	107.3	110.2

Operating loss	(173.9)	(712.0)	140.3

Interest expense	131.8	154.6	205.9
Interest income	(0.1)	(1.2)	(8.5)
Gain on debt repurchase, net	—	(352.1)	—
Other income, net	(2.2)	(1.3)	(2.4)

Non-operating expense (income), net	129.5	(200.0)	195.0

Loss before taxes	(303.4)	(512.0)	(54.7)

Provision for (benefit from) income taxes	0.9	(60.7)	102.5

Net loss	(304.3)	(451.3)	(157.2)

Net income attributable to non-controlling interest	0.6	0.3	1.4

Net loss attributable to parent company	$(304.9)	$(451.6)	$(158.6)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales

As detailed in the sales by segment table below, sales decreased by $393.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was driven by lower aircraft deliveries in the Business and General Aviation segment, partially offset by increased volume in the Trainer/Aircraft Aircraft and Customer Support segments.

	Year Ended
(In millions)	December 31, 2010	December 31, 2009
Sales:
Business and General Aviation	$1,771.6	$2,310.6
Trainer/Attack Aircraft	681.1	531.3
Customer Support	508.0	438.3
Eliminations	(156.0)	(81.7)

Total	$2,804.7	$3,198.5

Business and General Aviation. Sales for the year ended December 31, 2010 decreased by $539.0 million as compared to the year ended December 31, 2009. The decrease was largely attributable to lower commercial aircraft deliveries as a result of depressed demand across the general aviation market and lower special mission aircraft deliveries. The year ended December 31, 2009 included sales of 29 units of special mission King Air aircraft to the U.S. government under Project Liberty Phase I that were not repeated in 2010.

	Year Ended
	December 31, 2010	December 31, 2009
Business and General Aviation New Aircraft Deliveries:
Hawker 4000	16	20
Hawker 900XP	28	35
Hawker 800XP/850XP	1	3
Hawker 750	5	13
Hawker 400XP	12	11
Premier	11	16
King Air	114	155
Pistons	51	56

Total	238	309

Trainer/Attack Aircraft. Sales for the year ended December 31, 2010 increased by $149.8 million as compared to the year ended December 31, 2009 due to higher volume on both the Joint Primary Aircraft Training System (“JPATS”) contract as well as international trainer contracts awarded in late 2009. A significant portion of the higher volume relates to the Ground Based Training Systems and Contractor Logistics Support elements of the JPATS and international contracts. During the year ended December 31, 2010, the Trainer/Attack Aircraft segment delivered 80 T-6 aircraft compared to 109 in the comparable period of 2009. The year ended December 31, 2009 included 36 units that were built in 2008 but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component. Revenue is recognized on essentially all contracts in the Trainer/Attack Aircraft segment using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer/Attack Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred.

Customer Support. Sales for the year ended December 31, 2010 increased by $69.7 million as compared to the year ended December 31, 2009. The increase was primarily driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business as well as general market strength. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Operating (Loss) Income

The Operating (Loss) Income by Segment table below details the improved operating performance of $538.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Improved operating performance was primarily due to charges of $25.6 million related to asset impairments recorded during the year ended December 31, 2010 as compared to charges of $522.8 million that had been recorded during the year ended December 31, 2009. A majority of the charges in 2009 were recorded in the Business and General Aviation segment. The decrease in aircraft delivery volume in the Business and General Aviation segment during the year ended December 31, 2010 as compared to the year ended December 31, 2009, partially offset the improvement in operating income.

	Year Ended
(In millions)	December 31, 2010	December 31, 2009
Operating (Loss) Income:
Business and General Aviation	$(363.1)	$(801.7)
Trainer/Attack Aircraft	95.7	45.5
Customer Support	93.6	44.1
Eliminations	(0.1)	0.1

Total	$(173.9)	$(712.0)

Business and General Aviation. The operating loss was $363.1 million for the year ended December 31, 2010 as compared to an operating loss of $801.7 million for the year ended December 31, 2009. The improvement of $438.6 million primarily resulted from lower impairment and loss-making aircraft charges, which were partially offset by decreases in sales volume, higher selling expenses associated with the Company’s expansion of its international sales force, as well as consulting and other expenditures related to factory operations cost-reduction initiatives.

During 2010, the Company recorded a charge of $13.0 million to reflect impairments of indefinite-lived assets and a charge of $12.6 million resulting from definite-lived asset impairments. In the third quarter of 2009, the Company recorded a charge of $340.1 million to reduce the carrying value of the Business and General Aviation segment goodwill to zero, a charge of $181.2 million to reflect impairments of other intangible assets and a charge of $60.2 million resulting from tangible asset and inventory impairments.

During the year ended December 31, 2010, the Company recorded charges of $89.4 million related to reserves for loss-making aircraft, a majority of which was related to the Hawker 4000. During the year ended December 31, 2009, charges totaling $137.1 million related to reserves for loss making aircraft, mostly related to the Hawker 4000 were recorded. Operating income is impacted significantly by the mix of aircraft delivered during any particular year. Of particular significance were the Project Liberty Phase I aircraft deliveries in 2009 that were not repeated in 2010.

Trainer/Attack Aircraft. Operating income increased by $50.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the increased volumes discussed previously as well as improved estimated contract profitability during the current year due to lower than expected contract service costs. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $25.3 million were recorded during the year ended December 31, 2010 as compared to $6.0 million during the year ended December 31, 2009. In addition, the year ended December 31, 2009 included amortization expense of $3.1 million related to intangible assets arising with the Acquisition. The underlying assets became fully amortized at March 29, 2009; therefore, there was not a similar expense during the year ended December 31, 2010.

Customer Support. Operating income increased by $49.5 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to an inventory impairment charge of $31.5 million that was recorded in 2009 that did not recur in 2010. The remaining increase was primarily driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business as well as cost productivity initiatives.

Restructuring.

We recorded pre-tax charges of $14.9 million related to restructuring during the year ended December 31, 2010 as compared to $34.1 million for the year ended December 31, 2009. We continued restructuring actions during 2010 in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives.

Selling, General and Administrative Expense.

Selling, general and administrative expense totaled $257.5 million, or 9.2% of sales, for the year ended December 31, 2010 as compared to $209.7 million, or 6.6% of sales, for the year ended December 31, 2009. This was primarily due to an increase of selling expenses of $33.7 million associated with the Company’s increased focus on international sales and higher costs associated with consulting and other services related to factory operations cost reduction activities of $13.4 million.

Research and Development Expense.

Research and development expense was $101.1 million for the year ended December 31, 2010 as compared to $107.3 million for the year ended December 31, 2009, a decrease of $6.2 million. Although we continue to invest in development activities in the Business and General Aviation segment, our expenditures in that segment were lower in 2010 as compared to 2009, as we attempt to time new product introduction with anticipated market demand.

Non-operating Income/Expense, net.

For the year ended December 31, 2010, net non-operating expense was $129.5 million, primarily related to interest expense, versus net non-operating income of $200.0 million for the year ended December 31, 2009, an increase of $329.5 million in expense. The primary driver of the increase in non-operating expense during the year ended December 31, 2010 compared to the year ended December 31, 2009 was the non-recurring gain of the $352.1 million that the Company had in connection with the purchase of its own debt securities in 2009. Partially offsetting this increase was a $22.8 million decrease in interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Provision for Income Taxes.

The effective tax rate for the year ended December 31, 2010 was negative 0.3% and reflected the impact of the full valuation allowance on our U.S. deferred income tax assets. The effective tax rate for the year ended December 31, 2009 was 11.9% and included a $60.7 million benefit resulting from applying the intraperiod tax allocation rules to items in other comprehensive income and as a result of the reversal of deferred income taxes associated with the impairment to goodwill and indefinite-lived intangibles during the year ended December 31, 2009.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Sales

As detailed in the table below, sales decreased by $348.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was driven primarily by the adverse market conditions impacting our Business and General Aviation segment partially offset by increased volume in the Trainer/Attack Aircraft segment. The year ended December 31, 2008 was impacted by a strike by the Company’s union work force during August 2008 which impacted both the Business and General Aviation and Trainer/Attack Aircraft segments.

	Year Ended
(In millions)	December 31, 2009	December 31, 2008
Sales:
Business and General Aviation	$2,310.6	$2,820.6
Trainer/Attack Aircraft	531.3	338.2
Customer Support	438.3	522.8
Eliminations	(81.7)	(135.1)

Total	$3,198.5	$3,546.5

Business and General Aviation. The decrease in Business and General Aviation sales for the year ended December 31, 2009 of $510.0 million compared to the year ended December 31, 2008 is attributable to reduced aircraft deliveries as reflected in the aircraft unit delivery table below. Deliveries were significantly adversely impacted by the depressed general aviation market conditions throughout 2009, offset partially by deliveries of special mission King Airs to the U.S. Government under Project Liberty and increased Hawker 4000 deliveries as we began to realize a more consistent completion pattern. Deliveries of the Hawker 4000 began in the second quarter of 2008.

	Year Ended
	December 31, 2009	December 31, 2008
Business and General Aviation New Aircraft Deliveries:
Hawker 4000	20	6
Hawker 900XP	35	50
Hawker 800XP/850XP	3	15
Hawker 750	13	23
Hawker 400XP	11	35
Premier	16	31
King Air	155	178
Pistons	56	103

Total	309	441

Trainer/Attack Aircraft. Sales in the Trainer/Attack Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) production contracts with the U.S. Government. Revenue is recognized on these contracts using the cost-to-cost method to measure progress towards completion. The contracts awarded for trainer aircraft for Israel, Iraq and Morocco also use the cost-to-cost method. Accordingly, the majority of Trainer/Attack Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. The increase in segment revenue for the year ended December 31, 2009 of $193.1 million was due to increased production volumes in support of higher trainer aircraft deliveries. During the year ended December 31, 2009, the segment delivered 109 T-6 aircraft compared to 36 in the year ended December 31, 2008. Trainer aircraft production and delivery volumes were impacted in 2008 due to the strike as well as the June 2008 suspension of deliveries pending resolution of quality issues with a supplier’s component. The issue was resolved with the vendor and the U.S. Government and deliveries resumed in January 2009. Deliveries in 2009 include the initial units on the Israeli and Iraqi contracts executed earlier in the year.

Customer Support. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. The decrease in segment sales for the year ended December 31, 2009 of $84.5 million is due to reduced volumes in both parts sales and maintenance services as a result of generally lower general aviation aircraft usage as well as the sale of our fuel and line operations in late 2008. Sales included in the segment’s results for the fuel and line operations were $48.5 million for the year ended December 31, 2008.

Operating (Loss) Income

The table below details the decrease in operating income of $852.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decline was primarily due to the previously discussed third quarter 2009 impairment and other charges totaling $613.0 million as well as the decrease in sales volume in the Business and General Aviation segment due to the depressed market conditions.

	Year Ended
(In millions)	December 31, 2009	December 31, 2008
Operating (Loss) Income:
Business and General Aviation	$(801.7)	$29.5
Trainer/Attack Aircraft	45.5	28.2
Customer Support	44.1	82.5
Eliminations	0.1	0.1

Total	$(712.0)	$140.3

Business and General Aviation. Business and General Aviation segment operating income decreased by $831.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The segment recorded a charge of $340.1 million to reduce the carrying value of segment goodwill to zero and charges totaling $181.2 million as a result of other intangible asset impairments. In addition, the segment’s portion of the previously discussed charges recorded for tangible asset and inventory impairment was $60.2 million. Charges totaling $137.1 million related to reserves for loss-making aircraft and vendor claims were also recorded during the year ended December 31, 2009. A majority of the reserves for loss-making aircraft relate to the Hawker 4000. Charges totaling $91.1 million were recorded related to the Hawker 4000 program for the year ended December 31, 2008.

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

Trainer/Attack Aircraft. Trainer/Attack Aircraft segment operating income increased by $17.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of the increased production volumes discussed previously, offset by increased research and development costs associated with derivatives of the T-6 aircraft and smaller profit adjustments on the JPATS program during the period. Favorable cumulative catch-up adjustments of $6.0 million were recorded during the year ended December 31, 2009, compared to $14.9 million during the year ended December 31, 2008.

Customer Support. Customer Support segment operating income decreased by $38.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to the segment’s $31.5 million portion of the impaired inventory charge recorded as discussed previously. The remaining decrease is due to the reduced sales volumes as a result of the sale of the fuel and line operations in late 2008 as well as the decline in general aviation aircraft usage as a result of recent economic conditions which adversely impacted segment sales.

Restructuring.

We recorded pre-tax charges of $34.1 million related to workforce reductions, costs to exit facilities, and related items during the year ended December 31, 2009. We undertook several restructuring actions during 2009 in response to reduced aircraft production rates due weakening in the global economy and decreased demand in the business and general aviation industry.

Selling, General and Administrative Expense.

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

Research and Development Expense.

Research and development expense totaled $107.3 million for the year ended December 31, 2009 compared to $110.2 million for the year ended December 31, 2008, a decrease of $2.9 million. While we increased development efforts on the T-6 derivative products in the Trainer/Attack Aircraft segment, our Business and General Aviation segment research and development efforts have decreased slightly and reflect continued efforts on our derivative aircraft strategy.

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

Provision for Income Taxes.

During the year ended December 31, 2009, we recorded a tax benefit of $60.7 million as a result of applying the intraperiod tax allocation rules to items in other comprehensive income and as a result of reversals of deferred income taxes related to impairment of goodwill and indefinite lived intangibles. During the year ended December 31, 2008, we recorded tax expense of $102.5 million primarily as a result of the valuation allowance and the deferred tax expense associated with our goodwill and indefinite lived intangible assets (“naked credits”).

Liquidity and Capital Resources

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Net cash provided by (used in) operating activities	$297.8	$177.1	$(69.0)
Net cash (used in) provided by investing activities	(35.2)	(53.3)	50.1
Net cash (used in) provided by financing activities	(408.6)	67.4	(170.3)
Effect of exchange rates on cash and cash equivalents	—	—	(2.7)

Net decrease in cash and cash equivalents	$(146.0)	$191.2	$(191.9)

Year Ended December 31, 2010.

Net cash provided by operating activities was $297.8 million. Despite lower sales in 2010, our operating activities provided positive net cash performance primarily as a result from improved cash management due to better management of our inventory, partially offset by a reduction in advanced payments from customers.

Net cash used in investing activities of $35.2 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and for the AT-6 program and associated tooling in our Trainer/Attack Aircraft segment.

Net cash used in financing activities of $408.6 million represents the repayment of the previously outstanding $235.0 million on the revolving credit facility as well as payments on notes payable used to finance certain aircraft engine purchases.

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

Net cash from financing activities of $67.4 million included $235.0 million in net borrowings from our revolving credit facility as well as $188.0 million in net proceeds from the additional debt issuance in the fourth quarter of 2009. Offsetting these inflows was $136.7 million used to purchase our debt securities in the first half of 2009 and payments on notes payable used to finance engine purchases.

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

Net cash used in financing activities of $170.3 million represented payments on notes payable used to finance engine purchases and mandatory principal payments of the senior secured term loan.

Capital Structure

The following table summarizes our capital structure as of the dates indicated:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Cash and cash equivalents	$422.8	$568.8	$377.6
Total debt	2,129.7	2,364.2	2,490.8
Net debt (total debt less cash and cash equivalents)	1,706.9	1,795.4	2,113.2
Total (deficit) equity	(214.4)	118.3	431.1
Total capitalization (debt plus equity)	1,915.3	2,482.5	2,921.9
Net capitalization (debt plus equity less cash and cash equivalents)	1,492.5	1,913.7	2,544.3
Debt to total capitalization	111%	95%	85%
Net debt to net capitalization	114%	94%	83%

We have substantial indebtedness. As of December 31, 2010, our total indebtedness was $2,129.7 million, including $59.6 million of short-term obligations payable to a third party under a financing arrangement. We also have up to $75.0 million available for letter of credit issuances under a synthetic letter of credit facility. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. On September 30, 2010, we notified our noteholders that we had elected to pay the April 2011 semi-annual interest payment on our Senior PIK-Election Notes in cash. We had previously notified our noteholders of our intention to pay the October 2010 semi-annual interest payment in a similar manner.

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

Our pension plan assets, which are broadly diversified, experienced an increase in value during 2010 following a substantial decrease in value in 2008 and a rebound in 2009. As measured under GAAP, our pension benefit plans were $351.1 million underfunded at December 31, 2010 as compared to being $296.8 million underfunded at December 31, 2009. In accordance with GAAP, we recognize the funded status of our defined benefit pension and other postretirement benefits plans in our consolidated statement of financial position, with a corresponding after-tax adjustment to accumulated other comprehensive loss. The 2010 annual remeasurement of our pension and other postretirement plans resulted in a net $50.5 million increase in total equity, which was primarily driven by increases in our pension service costs and actuarial losses. We currently estimate that required pension plan cash contributions will be approximately $51.7 million in 2011. For our unfunded other postretirement benefits plans, we expect to contribute approximately $0.6 million in 2011. However, absent a recovery of pension plan asset values or higher interest rates, we will be required to make higher contributions in future years. See Note 15 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about our pension and other postretirement benefits plans.

Our corporate credit rating at Moody’s Investors Service and Standard & Poor’s Ratings Services as of December 31, 2010 was Caa2 and CCC+ respectively. These ratings were unchanged from December 31, 2009. General economic conditions during 2010, the status of the general aviation industry and our overall debt levels continued to significantly impact the fair value of our debt. See Note 6 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about the fair value of our debt.

As of December 31, 2010, we had $422.8 million of cash and cash equivalents and had no outstanding borrowings on the $235.6 million available under our revolving credit facility, net of $4.7 million of outstanding letters of credit. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. We believe these actions will result in our having sufficient liquidity to meet our cash requirements for the next twelve months; however, additional economic deterioration may further depress the business and general aviation market and we could be required to take additional measures to meet our liquidity needs.

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

The notes are unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee our obligations under the senior secured credit facilities. Interest on the Senior Fixed Rate Notes accrues at the rate of 8.50% per annum and interest on the Senior Subordinated Notes accrues at the rate of 9.75% per annum. Cash interest on the Senior PIK-Election Notes accrues at the rate of 8.875% per annum and the PIK-interest accrues at the cash interest rate per annum plus 0.75%. Interest is payable in cash, except as discussed above with respect to our ability to elect to pay PIK-interest, rather than cash interest.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million aggregate principal amount of our debt securities, allowing the Company to realize a net gain of $352.1 million.

Senior Secured Credit Facilities. In connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, a $400.0 million, before the Second Amendment, revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future. At December 31, 2010, we had issued letters of credit totaling $37.6 million under the synthetic facility.

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

On November 6, 2009, we further amended our credit agreement (the “Second Amendment”). The Second Amendment provides that compliance with the maximum consolidated secured debt ratio test under the Credit Agreement is waived. The continuing effectiveness of this waiver is subject to the condition that we shall not have made a restricted payment pursuant to certain available restricted payment baskets under the Credit Agreement. If this condition fails to be satisfied, then the waiver of the maximum consolidated secured debt ratio covenant will be revoked and we will be required to comply (and, if revoked, compliance with the consolidated secured debt ratio will be required for the two most recently completed fiscal quarters) with the maximum consolidated secured debt ratio test in the Credit Agreement.

The Second Amendment added a new minimum liquidity covenant which requires our unrestricted cash plus available commitments under our revolving credit facility, determined in each case as of the last day of such fiscal quarter, to be at least $162.5 million.

In addition, the Second Amendment added a new Adjusted EBITDA covenant requiring that, to the extent the consolidated secured debt ratio covenant is waived as described above, for any fiscal quarter beginning with the second quarter of 2011 for which any revolving facility commitment is outstanding on the last day of such fiscal quarter, we maintain a minimum Adjusted EBITDA as specified in the Second Amendment. This Adjusted EBITDA covenant is now in effect.

The initial effectiveness of the Second Amendment was conditioned upon, among other items, the repayment of $125.0 million of our outstanding borrowings under the revolving credit facility and the permanent reduction of facility commitments by $137.0 million (which included a $12.3 million portion of the $35.0 million originally committed by Lehman).

The remaining $22.7 million portion of Lehman’s revolving commitment is not considered available as they have been unable to honor this commitment as a result of their bankruptcy. As a result of the Second Amendment and the Lehman bankruptcy, the total reduction in available commitments was $159.7 million. Following these reductions, the amount of available revolving commitments under the revolving credit facility is now $240.3 million.

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

The Series A New Term Loans have a final maturity date of March 26, 2014 (the same as the existing Term Loans under the Credit Agreement) and will amortize in quarterly principal installments totaling 1% annually beginning with the quarter ended December 31, 2009. The interest rates applicable to the Series A New Term Loans are equal to either a base rate or an adjusted Eurocurrency bank deposit rate plus, in each case, an applicable margin. For base rate loans, the applicable margin is 7.5% and for Eurocurrency loans, the applicable margin is 8.5%. The base rate has a floor of 3.0% and the Eurocurrency bank deposit rate has a floor of 2.0%. Voluntary prepayments of the Series A New Term Loans are permitted, in whole or in part, at the U.S. Borrower’s option, without premium or penalty. Voluntary prepayments of the Series A New Term Loans will be applied to remaining scheduled amortization installments in an order to be determined at our option. The terms of the Series A New Term Loans are otherwise governed by and subject to the Credit Agreement. After fees and the original issue discount, net proceeds to the Company were $180.4 million with the proceeds to be used for general corporate purposes.

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

Our excess cash flow, as defined under the credit agreement, and our year-end consolidated secured debt ratio determines the annual amount of mandatory term loan prepayment due under our credit agreement, if any. The consolidated secured debt ratio is the ratio of our consolidated secured debt less cash on hand at the end of each period divided by a rolling 12-month calculation of our debt covenant defined earnings before interest, taxes, depreciation and amortization (“DC EBITDA”). DC EBITDA is calculated based on the Company’s net income adjusted for (i) interest, taxes, depreciation and amortization expense; (ii) non-recurring transition costs as a result of the Acquisition; (iii) non-recurring inventory step-up costs and other non-recurring purchase accounting impacts; (iv) non-cash compensation expense; (v) project start up, ramp up and launch costs including the development of new aircraft; (vi) management fees paid to our principal external shareholders; (vii) minority interest adjustments; and (viii) miscellaneous other adjustments. Based on our 2010 excess cash flow and the consolidated secured debt ratio, as defined under the credit agreement, we will be required to make a mandatory term loan principal prepayment in 2011 of $44.5 million. As discussed above, the Second Amendment provides that compliance with the maximum consolidated secured debt ratio covenant is waived under certain conditions and our new EBITDA covenant is in effect.

As of December 31, 2010, we were in full compliance with all covenants contained in our debt agreements.

Industrial Revenue Bonds. One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or development of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to the Company subject to an option to purchase for a nominal consideration, which the Company may exercise at any time. We record the property on our consolidated statement of financial position, along with a capital lease obligation to repay the proceeds of the IRBs. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly, no net debt associated with the IRBs is reflected in our consolidated statement of financial position. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2010 and 2009, we held IRBs with an aggregate principal amount of $286.8 million and $331.5 million, respectively.

Contractual Obligations

The following table summarizes known contractual obligations as of December 31, 2010, as well as an estimate of when these obligations are expected to be satisfied:

(In millions)	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$2,079.3	$15.0	$15.0	$15.0	$1,403.7	$485.5	$145.1
Interest on long-term debt	427.6	106.1	105.6	105.6	67.9	24.7	17.7
Operating lease obligations	54.0	5.1	4.0	3.5	3.3	2.9	35.2
Purchase obligations	894.3	732.1	126.6	17.7	14.3	3.6	—

Total	$3,455.2	$858.3	$251.2	$141.8	$1,489.2	$516.7	$198.0

The table above excludes $0.9 million of tax liabilities for uncertain tax positions for which we cannot reasonably estimate the timing of payment.

Long-term debt obligations include scheduled principal repayments for our outstanding notes and senior secured term loan, including the current portion. See Note 13 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Interest on long-term debt is estimated using the interest rate in effect at December 31, 2010 for variable rate debt. Calculations of interest for the PIK-election notes assume payment of interest in cash. The calculation includes the effect of our interest rate swap agreement, which is discussed more fully in Note 11 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Purchase obligations in the table above represent agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the purchase. We enter into contracts with some customers, primarily the U.S. Government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers.

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

To a lesser extent, we use the cost-to-cost method to measure progress towards completion. The use of the cost-to-cost method is limited to longer term contracts with substantial contract-specific development or engineering cost. For these contracts, management believes the cost-to-cost method provides a better measure of progress towards completion than the units-of-delivery method. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

We recognize revenue on aircraft parts and services as the part is shipped or as the service is rendered.

Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized. During the fourth quarter of 2008, HBAC recorded a valuation allowance against net deferred tax assets at December 31, 2008 in the amount of $296.9 million. This decision was based on our cumulative pre-tax losses and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $379.7 million at December 31, 2009. Our valuation allowance increased $131.5 million during the twelve months ending December 31, 2010 to $511.2 million. The increase in valuation allowance was a result of an increase in our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses.

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

Pension Benefits

We have defined benefit pension and retirement plans covering the majority of our non-union employees hired prior to January 1, 2007 in addition to all of our union employees. Accounting standards require the cost of providing these pension plans be measured on an actuarial basis. These accounting standards will generally reduce, but not eliminate, the volatility of the reported pension obligation and related pension expense as actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and the differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make numerous assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of discount rates and expectations on the future rate of return on pension plan assets.

The net periodic benefit cost assumptions for our defined benefit pension plans were as follows:

	Pension Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Discount rate	6.00%	6.25%	6.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	4.50%

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

Our investment asset allocations were as follows:

	December 31, 2010	December 31, 2009
Equity securities	50.7%	54.1%
Debt securities	40.4%	38.0%
Other	8.9%	7.9%

	100.0%	100.0%

Other variables that can impact the pension funded status and expense include demographic experience, such as the rates of salary increase, retirement, turnover and mortality. Assumptions for these variables are set based on actual and projected plan experience.

Based on our assumptions, we expect 2011 pension expense to be approximately $52.7 million. Holding all other factors constant, the estimated impact on 2011 pension expense caused by hypothetical changes to key assumptions is as follows:

Change in Assumption
2011 Assumptions	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate	$3.9 pension expense decrease	$3.9 pension expense increase
Expected rate of return on plan assets	$1.8 pension expense decrease	$1.8 pension expense increase

In addition, at December 31, 2010 we had $257.7 million of deferred losses resulting primarily from differences between actual and assumed asset returns, changes in discount rates and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items, we will experience increases or decreases in our funded status and related accrued retiree benefit obligation.

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

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the Company performs the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate; terminal growth rate; earnings before interest, taxes, depreciation and amortization (“EBITDA”) and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the primary valuation methodologies used to derive the fair value of the reporting segments:

•

Income Approach: To determine fair value, the Company discounted the expected cash flows of the reporting units. In estimating future cash flows, the Company relied on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. Discount rates were determined by weighting the required returns on interest-bearing debt and paid-in capital in proportion to their estimated percentages in an expected industry capital structure. Based on our analysis, the discount rates estimated for the segments carrying goodwill were 10% for Trainer/Attack Aircraft and 13% for Customer Support.

•

Market-Comparable Approach: The Company makes use of market price data of stocks of companies engaged in the same or similar line of businesses as that of the reporting unit. Specifically, the Company calculated multiples of total enterprise value (TEV) to EBITDA for comparable companies using data for the latest twelve months (LTM) ended

September 2010, and for the 2011 projected year. In determining the concluded range of trailing and forward multiples, the Company compared the historical and expected performance of the comparable companies to those of the reporting units. The selected range of multiples were then multiplied by the LTM and projected 2011 EBITDA of these reporting units to determine fair value.

•

Market Transaction Approach: The Company assessed EBITDA multiples realized in actual purchase transactions of comparable companies. After the Company adjusted these multiples to account for the current economic climate, versus the period during which the transactions occurred, they were applied to the LTM EBITDA of the reporting units to determine fair value.

Equal weightings were assigned to the aforementioned model results to arrive at a final fair value estimate of the reporting unit.

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

Impairments of indefinite-lived intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable, and our estimate of discounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The fair value of these intangibles is measured using the relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate based on an analysis of empirical, market-derived royalty rates for comparable companies and an analysis of the profitability of the underlying businesses utilizing the name and related marks. The market-derived royalty rate is then applied to estimate the royalty savings. The net after-tax royalty savings are discounted using the weighted average cost of capital of our Business and General Aviation segment. Any excess carrying value over the fair value represents the amount of impairment.

See additional disclosure of these analyses in Note 9 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the year ended December 31, 2010.

Impairment of Definite-Lived Assets

Management determines whether definite-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, management evaluates the recoverability of held-for-use definite-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for definite-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

We will continue to perform our annual impairment testing during the fourth quarter each year absent any impairment indicators or other changes that may necessitate more frequent impairment analysis.

See additional disclosure of these analyses in Note 9 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the years ended December 31, 2010 and 2009.

Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from one to five years with limited additional coverage up to 10 years on the Hawker 4000. The Company estimates its warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

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

Fair Value

We are required to record certain financial instruments at fair value on our statement of financial position. In addition, we may elect to record certain financial instruments at fair value by utilizing the “fair value option” as permitted under authoritative literature. However, as of December 31, 2010, we have not elected the fair value option for any eligible financial instruments.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company adopted this policy during the year ended December 31, 2010 on a prospective basis.

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

Other new pronouncements issued but not effective until after December 31, 2010 are not expected to have a material effect on our cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk on payments made to foreign suppliers in foreign currencies. We may use foreign currency forward contracts (“foreign currency contracts”) to hedge our exposure to foreign currency exchange rate fluctuations for firm commitments and forecasted purchases from foreign suppliers. The objective of these foreign currency contracts is to minimize the impact of foreign currency exchange rate movements on the results of our operations and cash flows. All foreign currency contracts have been executed with creditworthy banks and were denominated in U.K. pound sterling. The duration of foreign currency contracts generally has been two years or less. We do not use foreign currency contracts for speculative or trading purposes. We account for the foreign currency contracts as cash flow hedges when they qualify for such treatment. The following table provides information about our foreign currency contracts outstanding at December 31, 2010:

(Dollars in millions)

Maturity	Notional Amount(1)	Weighted- Average Contract Rate	Weighted- Average Market Rate	Fair Value of Net Liability	Impact on Fair Value of 10% Increase In Market Rate
2011	$0.3	1.886	1.561	$—	$—

	$0.3			$—	$—

(1)	Notional amounts are stated in U.S. dollar equivalents at the contract rate.

For more information about our foreign currency contracts, see Note 11 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest Rate Risk

We have substantial indebtedness, including both fixed and variable rate debt obligations, and are subject to interest rate risk on our variable rate debt obligations, which primarily relate to amounts outstanding under our senior secured credit facilities. Our outstanding debt obligations at December 31, 2010 were as follows:

(Dollars in millions)	Amount Outstanding	Weighted- Average Interest Rate
Fixed-rate debt(1)	$1,080.6	7.19%
Variable-rate debt	1,058.4	2.26%

Total debt	$2,139.0

(1)	Includes effect of interest rate swaps.

We entered into an interest rate swap agreement in April 2007 to hedge our exposure to changes in interest rates on a portion of our variable rate debt obligations and to attain an appropriate balance between fixed and variable rate debt. This interest rate swap has a notional amount of $150.0 million that matures on December 31, 2011.

We entered into an additional interest rate swap agreement in June 2009. The additional swap has a notional amount of $300.0 million and matures on June 30, 2011.

Our counterparty syndicated 40% of our April 2007 swap agreement by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. For more information about our outstanding debt obligations and interest rate swap, see Notes 13 and 11, respectively, to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Assuming the debt levels that existed on December 31, 2010, a hypothetical 100 basis point increase in the interest rate of each of our variable-rate debt obligations would increase our 2011 projected interest expense by $8.7 million.

Credit Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Generally, our primary credit risk exposure results from our use of derivative financial instruments. As of December 31, 2010, we had no derivative assets. As of December 31, 2010, our derivative counterparties had S&P credit ratings of A.

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

Hawker Beechcraft Acquisition Company, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Hawker Beechcraft Acquisition Company, LLC (“the Company”) and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

February 25, 2011

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Financial Position

(In millions)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$422.8	$568.8
Accounts and notes receivable, net	118.1	126.4
Unbilled revenue	37.3	38.8
Inventories	1,059.9	1,298.9
Current deferred income tax asset, net	4.0	25.1
Prepaid expenses and other current assets	26.7	19.0

Total current assets	1,668.8	2,077.0

Property, plant and equipment, net	482.2	549.8
Goodwill	259.5	259.5
Intangible assets, net	759.1	809.6
Other assets, net	42.2	51.9

Total assets	$3,211.8	$3,747.8

Liabilities and Equity
Current liabilities:
Notes payable, revolver, and current portion of long-term debt	$74.6	$310.2
Advance payments and billings in excess of costs incurred	266.0	328.4
Accounts payable	221.1	215.2
Accrued salaries and wages	65.0	47.6
Accrued interest payable	14.7	15.0
Other accrued expenses	291.6	231.0

Total current liabilities	933.0	1,147.4

Long-term debt	2,055.1	2,054.0
Accrued pension benefits	349.4	296.3
Other long-term liabilities	75.1	92.3
Non-current deferred income tax liability, net	13.6	35.6

Total liabilities	3,426.2	3,625.6

Equity:
Paid-in capital	1,004.5	1,000.1
Accumulated other comprehensive loss	(310.4)	(274.1)
Retained deficit	(912.0)	(607.7)

Total (deficit) equity attributable to parent company	(217.9)	118.3

Non-controlling interest	3.5	3.9

Total (deficit) equity	(214.4)	122.2

Total liabilities and equity	$3,211.8	$3,747.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Operations

(In millions)

		Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Sales:
Aircraft and parts	$2,643.2	$3,034.3	$3,319.3
Services	161.5	164.2	227.2

Total sales	2,804.7	3,198.5	3,546.5

Cost of sales:
Aircraft and parts	2,442.2	2,894.3	2,824.9
Services	137.3	142.3	192.0

Total cost of sales	2,579.5	3,036.6	3,016.9

Gross profit	225.2	161.9	529.6

Restructuring	14.9	34.1	—
Definite-lived asset impairment	12.6	74.5	—
Goodwill and indefinite-lived intangible asset impairment	13.0	448.3	—
Selling, general and administrative expenses	257.5	209.7	279.1
Research and development expenses	101.1	107.3	110.2

Operating (loss) income	(173.9)	(712.0)	140.3

Interest expense	131.8	154.6	205.9
Interest income	(0.1)	(1.2)	(8.5)
Gain on debt repurchase, net	—	(352.1)	—
Other income, net	(2.2)	(1.3)	(2.4)

Non-operating expense (income), net	129.5	(200.0)	195.0

Loss before taxes	(303.4)	(512.0)	(54.7)

Provision for (benefit from) income taxes	0.9	(60.7)	102.5

Net loss	(304.3)	(451.3)	(157.2)

Net income attributable to non-controlling interest	0.6	0.3	1.4

Net loss attributable to parent company	$(304.9)	$(451.6)	$(158.6)

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Loss

(In millions)

For the Period January 1, 2008 – December 31, 2010

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity	Total Comprehensive Income Attributable to HBAC
Balance at January 1, 2008	$989.2	$2.2	$14.4	$2.8	1,008.6
Stock-based compensation	7.6				7.6
Net (loss) income		(158.6)		1.4	(157.2)	$(158.6)
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of $1.7			(276.1)		(276.1)	(276.1)
Prior service cost, net of tax of $(1.8)			(28.4)		(28.4)	(28.4)
Unrealized loss on cash flow hedges, net of tax of $(1.0)			(114.2)		(114.2)	(114.2)
Foreign currency translation adjustments, net of tax of $1.2			(5.0)		(5.0)	(5.0)

Balance at December 31, 2008	996.8	(156.4)	(409.3)	4.2	435.3	$(582.3)

Stock-based compensation	3.3				3.3
Dividends declared (received)		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Realized prior service cost due to curtailment			5.5		5.5
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1
Reclassifications of unrelaized losses due to maturities, net of tax of $(1.0)			29.7		29.7
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Balance at December 31, 2009	1,000.1	(607.7)	(274.1)	3.9	122.2	$(390.7)

Stock-based compensation	4.4				4.4
Non-controlling interest activity		0.6		(1.0)	(0.4)
Net (loss) income		(304.9)		0.6	(304.3)	$(304.9)
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of $0			(50.5)		(50.5)	(50.5)
Unrealized loss on cash flow hedges, net of tax of $0			(7.3)		(7.3)	(7.3)
Reclassification of unrealized losses due to maturities , net of tax of $0			22.1		22.1	—
Foreign currency translation adjustments, net of tax of $0			(0.6)		(0.6)	(0.6)

Balance at December 31, 2010	$1,004.5	$(912.0)	$(310.4)	$3.5	$(214.4)	$(363.3)

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(304.3)	$(451.3)	$(157.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	90.6	91.0	85.6
Amortization of intangible assets	43.8	62.2	73.3
Amortization of debt issuance costs	9.3	12.6	9.6
Amortization of original issue discount	2.2	0.5	—
Amortization of deferred compensation	—	0.3	4.0
Stock-based compensation	4.6	3.3	7.6
Tax on stock vestings	(0.2)	—	—
Change in current and deferred income taxes	(0.9)	(34.0)	101.1
Gain on sale of property, plant and equipment	(1.4)	—	0.9
Gain on repurchase of long-term debt, net of debt issuance costs write-off	—	(352.1)	—
Inventory impairments	—	70.7	—
Definite-lived asset impairment	12.6	95.9	—
Goodwill and other indefinite-lived intangible impairment charges	13.0	448.3	—
Pension curtailment	—	5.5	—
Non-cash interest expense	6.9	20.2	—

Changes in assets and liabilities:
Accounts receivable, net	8.3	(23.4)	(23.1)
Unbilled revenue, advanced payments and billings in excess of costs incurred	(60.9)	(181.9)	(45.6)
Inventories, net	389.1	583.0	(280.0)
Prepaid expenses and other current assets	(4.9)	10.5	7.5
Accounts payable	15.2	(189.1)	80.7
Accrued salaries and wages	17.4	(9.0)	(3.9)
Other accrued expenses	69.8	(54.5)	113.9
Pension and other changes, net	(11.4)	67.9	(36.2)
Income taxes payable	(1.0)	0.5	(7.6)
Collection of financing receivables not sold	—	—	0.4

Net cash provided by (used in) operating activities	297.8	177.1	(69.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(32.0)	(51.0)	(70.2)
Additions to computer software	(9.7)	(3.5)	(4.7)
Proceeds from sale of fuel and line operations, net	—	—	123.6
Proceeds from sale of property, plant and equipment	6.5	1.2	1.4

Net cash (used in) provided by investing activities	(35.2)	(53.3)	50.1

Cash flows from financing activities:
Payment of notes payable	(158.7)	(202.2)	(157.3)
Payment of term loan	(15.0)	(13.5)	(13.0)
Issuance of long-term debt	—	188.0	—
Utilization of revolving credit facility	—	235.0	—
Payment of revolving credit facility	(235.0)	(7.6)	—
Proceeds from IRB funding	0.1	4.4	—
Debt repurchase	—	(136.7)	—

Net cash (used in) provided by financing activities	(408.6)	67.4	(170.3)

Effect of exchange rates on cash and cash equivalents	—	—	(2.7)

Net (decrease) increase in cash and cash equivalents	(146.0)	191.2	(191.9)
Cash and cash equivalents at beginning of period	568.8	377.6	569.5

Cash and cash equivalents at end of period	$422.8	$568.8	$377.6

Supplemental Disclosures:
Cash paid for interest	$119.0	$133.8	$189.1
Cash paid (received) for income taxes	2.0	(0.5)	7.6
Net non-cash transfers to (from) property, plant and equipment (to) from inventory	8.0	(21.5)	14.5
Net non-cash transfers from property, plant and equipment to prepaid expenses and other current assets	(3.0)	—	—
Inventories acquired through issuance of notes	158.1	148.9	214.3

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of HBAC and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated. In the fourth quarter of 2008, the Company modified its practice for allocating overhead to cost of sales for “services” to include intercompany transactions. The change does not impact total cost of sales.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain contracts, including estimates of the extent of progress towards completion, contract revenue and contract completion costs, as well as warranty cost, contingencies, pension, fair value of financial instruments, impairment tests and customer and vendor claims. Actual results could differ from those estimates. Included in Other accrued expenses on the Consolidated Statements of Financial Position at December 31, 2010 and 2009 are supplier claims of $50.5 million and $49.5 million, respectively, and post-delivery commitments of $56.8 million and $11.1 million, respectively.

Revenue Recognition. For the majority of our aircraft sales, we use the units-of-delivery method to measure progress towards completion. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin. Under this method, revenue is recognized when title to an airworthy aircraft is transferred to the customer.

To a lesser extent, we use the cost-to-cost method to measure progress towards completion. The use of the cost-to-cost method is limited to longer term contracts with substantial contract-specific development or engineering cost. For these contracts, management believes the cost-to-cost method provides a better measure of progress towards completion than the units-of-delivery method. Under this method, incurred cost and estimated margin are recorded as revenue based on the ratio of costs incurred-to-date to total estimated costs at the completion of the contract. Accordingly, management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

We recognize revenue on aircraft parts and services as the part is shipped or as the service is rendered.

Advertising Expenses. Advertising costs are expensed as incurred.

Research and Development. The Company performs research and development activities related to the development of new products and the improvement of existing products. Expenditures for research and development projects sponsored by the Company are expensed as incurred. Reimbursement of research and development costs under cost-sharing arrangements with vendors is recorded as a reduction to expense.

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

In July 2006, the FASB issued guidance which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. HBAC adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” (codified primarily in FASB ASC Topic 740, Income Taxes) as of March 26, 2007. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. See Note 14 for additional information about income taxes and their impact on the consolidated financial statements.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less. We aggregate our cash balances by bank and reclassify any book overdrafts to accounts payable.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables and collateral, to the extent applicable. The allowance for doubtful accounts was $5.5 million and $4.1 million at December 31, 2010 and 2009, respectively.

Unbilled Revenue. Unbilled revenue is stated at cost plus estimated margin, but not in excess of realizable value. As costs incurred are on other than a straight-line basis, this revenue is recognized over contracted periods in proportion to total costs using historical evidence.

Inventories. Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. Inventoried costs include direct engineering, production labor and material, as well as applicable overhead. HBAC records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or estimated net realizable value. Inventories obtained in the Acquisition were reflected at fair value in the opening balance sheet of HBAC.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Aircraft tooling is accounted for as a group. When assets, other than aircraft tooling, are retired or otherwise disposed of, the recorded costs of the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income. When aircraft tooling assets are retired or replaced in the ordinary course of business, the recorded cost is charged to accumulated depreciation, regardless of the age of the asset, and no gain or loss is recognized. Software costs are capitalized as incurred and amortized over a range of 4 to 10 years.

Provisions for depreciation are computed using accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows:

Estimated Useful Life
Buildings	10 - 45 years
Aircraft and autos	4 - 10 years
Furniture, fixtures and office equipment	3 - 10 years
Tooling	12 years
Machinery and equipment	7 - 10 years

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. Intangible assets with definite lives consist of certain trade names and trademarks, order backlog, customer relationships, technological knowledge and computer software and are amortized on a straight-line basis over their estimated useful lives. The weighted average amortization periods assigned to definite-lived intangible assets are: 3 years for order backlog, 8 years for computer software, 10 years for trademarks and trade names with definite lives, 15 years for technological knowledge and 17 years for customer relationships. Intangible assets with indefinite lives include certain trademarks and trade names and are not amortized.

Goodwill and intangible assets with indefinite lives are not amortized but are instead reviewed for impairment on an annual basis during the fourth quarter or upon the occurrence of events that may indicate possible impairment. HBAC conducts its review for impairment on an operating segment basis.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the Company performs the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate; terminal growth rate; earnings before interest, taxes, depreciation and amortization (“EBITDA”) and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the primary valuation methodologies used to derive the fair value of the reporting segments:

•

Income Approach: To determine fair value, the Company discounted the expected cash flows of the reporting units. In estimating future cash flows, the Company relied on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. Discount rates were determined by weighting the required returns on interest-bearing debt and paid-in capital in proportion to their estimated percentages in an expected industry capital structure. Based on our analysis, the discount rates estimated for the segments carrying goodwill were 10% for Trainer/Attack Aircraft and 13% for Customer Support.

•

Market-Comparable Approach: The Company makes use of market price data of stocks of companies engaged in the same or similar line of businesses as that of the reporting unit. Specifically, the Company calculated multiples of total enterprise value (TEV) to EBITDA for comparable companies using data for the latest twelve months (LTM) ended September 2010, and for the 2011 projected year. In determining the concluded range of trailing and forward multiples, the Company compared the historical and expected performance of the comparable companies to those of the reporting units. The selected range of multiples were then multiplied by the LTM and projected 2011 EBITDA of these reporting units to determine fair value.

•

Market Transaction Approach: The Company assessed EBITDA multiples realized in actual purchase transactions of comparable companies. After the Company adjusted these multiples to account for the current economic climate, versus the period during which the transactions occurred, they were applied to the LTM EBITDA of the reporting units to determine fair value.

Equal weightings were assigned to the aforementioned model results to arrive at a final fair value estimate of the reporting unit.

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

Impairments of indefinite-lived intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable, and our estimate of discounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The fair value of these intangibles is measured using the relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate based on an analysis of empirical, market-derived royalty rates for comparable companies and an analysis of the profitability of the underlying businesses utilizing the name and related marks. The market-derived royalty rate is then applied to estimate the royalty savings. The net after-tax royalty savings are discounted using the weighted average cost of capital of our Business and General Aviation segment. Any excess carrying value over the fair value represents the amount of impairment.

See additional disclosure of these analyses in Note 9 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the year ended December 31, 2010.

Impairment of Definite-lived Assets. Management determines whether definite-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, management evaluates the recoverability of held-for-use definite-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for definite-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

We will continue to perform our annual impairment testing during the fourth quarter each year absent any impairment indicators or other changes that may necessitate more frequent impairment analysis.

See additional disclosure of these analyses in Note 9 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the year ended December 31, 2010.

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

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable and notes payable approximates fair value due to the short maturities of these instruments. See Note 6 to the Company’s Consolidated Financial Statements for information about the fair value of our financial instruments.

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

When allowed, we designate our derivative instruments as cash flow hedges. At inception, we document the hedging relationship, as well as our risk-management objective and strategy for undertaking the hedging transaction. We assess, at hedge inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the hedged item. Derivative instruments are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative instruments is recorded in other comprehensive income (loss), and any ineffective portion is recorded in earnings. At maturity, amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Occasionally, we may hold foreign currency forward contracts for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, changes in fair value are recorded in earnings immediately. For all derivative instruments, the gain or loss recorded in earnings is included in cost of sales for foreign currency contracts and interest expense for interest rate swaps. The cash flows related to all derivative instruments are reported as operating activities in the statement of cash flows. For more information about our derivative instruments and hedging activities, see Note 11 to the Company’s Consolidated Financial Statements.

Stock-Based Compensation. Employee stock-based compensation, which is described more fully in Note 16 to the Company’s Consolidated Financial Statements, is accounted for in accordance with GAAP. The Company’s primary types of stock-based compensation include employee stock options and restricted stock. Fair value is determined at the date of grant and is recorded as compensation expense over the requisite service period.

Pension and Other Postretirement Benefits. The Company maintains various defined benefit pension and postretirement plans for our employees. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare projection costs. The Company evaluates and updates these assumptions annually. The Company also makes assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

The Company recognizes the overfunded or underfunded status of our defined benefit pension and postretirement benefits plans on the statement of financial position with a corresponding adjustment to accumulated other comprehensive income (loss). Actuarial gains and losses that are not immediately recognized as net periodic benefit cost are recognized as a component of other comprehensive income (loss) and amortized into net periodic benefit cost in future periods. For more information about the Company’s pension and other postretirement benefits, see Note 15 to the Company’s Consolidated Financial Statements.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for revenue recognition related to multiple-deliverable arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the authoritative guidance for fair value measurements and disclosures, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company adopted this policy during the year ended December 31, 2010 on a prospective basis.

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

Other new pronouncements issued but not effective until after December 31, 2010 are not expected to have a material effect on our financial position, results of operations or cash flows.

4.	Sale of Fuel and Line Operations

During the year ended December 31, 2008, the Company sold its wholly-owned fuel and line operations to BBA Aviation plc for gross cash proceeds of $128.5 million. The transaction included fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. The Company retained its factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico were not affected. Sales recorded for the fuel and line operations, which are included in the Customer Support segment, were $48.5 million for our period of ownership during the year ended December 31, 2008. The Company recorded an immaterial loss on the sale of the fuel and line operations. The fuel and line operations did not qualify as a discontinued operation.

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31, 2010			December 31, 2009			December 31, 2008
(In millions)	Gross Amount	Tax Benefit Provision	Net	Gross Amount	Tax Benefit Provision	Net	Gross Amount	Tax Benefit Provision	Net
Net loss on pension and other benefits	$(235.8)	$(32.2)	$(268.0)	$(181.9)	$(32.2)	$(214.1)	$(233.1)	$(16.0)	$(249.1)
Prior service cost	(15.6)	(0.2)	$(15.8)	(18.9)	(0.2)	(19.1)	(26.6)	(1.8)	(28.4)
Unrealized loss on cash flow hedges	(12.9)	(8.5)	$(21.4)	(27.8)	(8.5)	(36.3)	(133.5)	7.0	(126.5)
Foreign currency translation	(5.8)	0.6	$(5.2)	(5.2)	0.6	(4.6)	(6.5)	1.2	(5.3)

Total	$(270.1)	$(40.3)	$(310.4)	$(233.8)	$(40.3)	$(274.1)	$(399.7)	$(9.6)	$(409.3)

During the year ended December 31, 2009, the Company recorded income tax expense of $28.8 million in other comprehensive loss, with a corresponding income tax benefit in the statement of operations, as a result of applying intraperiod tax allocation rules. As of December 31, 2009, the Company had released $1.9 million of tax benefit related to foreign currency forward contracts that matured in 2009 from other comprehensive loss as a result of establishing a valuation allowance. The Company expects to record income tax expense of $8.5 million in 2011 related to the release of tax expense lodged in other comprehensive loss on foreign currency forward contracts and interest rate swaps that will mature in 2011.

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted a newly issued accounting standard for fair value measurements. The standard defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. The Company performed an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. Financial instruments carried at fair value on the Company’s balance sheet include cash and cash equivalents and derivatives. The Company’s other financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued interest payable, short-term borrowings and long-term debt, are carried at cost or amortized cost. The carrying values of the Company’s short-term receivables, prepaid expenses, accrued interest payable and payables approximate their fair value because of their nature and respective maturity dates or durations.

The Company also uses derivatives to manage foreign currency risk and interest rate risk for non-trading purposes. The Company carries the instruments at fair value on our balance sheet. The derivatives section below details the Company’s derivatives and fair values as of December 31, 2010. The fair values are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in income or accumulated other comprehensible income, depending upon the designation of the derivative as a cash flow hedge.

The Company carries its long-term debt at amortized cost. The table below details the long-term debt and fair values as of December 31, 2010 and 2009. The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010			December 31, 2009
(In millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$395.7	$—	$—	$559.7	$—	$—

Total	$395.7	$—	$—	$559.7	$—	$—

Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$(28.0)	$—
Interest rate swaps	—	(8.6)	—	—	(20.9)	—

Total	$—	$(8.6)	$—	$—	$(48.9)	$—

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in the Company’s statement of financial position as follows:

	December 31, 2010		December 31, 2009
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swaps
Other accrued expenses-current	$—	$(8.6)	$(28.0)	$—
Other long-term liabilities	—	—	—	(20.9)

Net derivative liability	$—	$(8.6)	$(28.0)	$(20.9)

Derivative financial instruments are valued using an income valuation approach. The fair value of the foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of the interest rate swaps is derived from discounted cash flow analyses based on the terms of the contract and the interest rate yield curve. The fair value measurements also incorporate credit risk. For derivatives in a liability position, the Company incorporated its own credit risk, and, for derivatives in an asset position, the counterparty’s credit risk is incorporated. To measure credit risk, the Company modifies its discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from third-party pricing services. These inputs are derived principally from, or corroborated by, other observable market data and are therefore considered to be Level 2 inputs. The Company’s valuations do not include any significant Level 3, or unobservable, inputs.

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	December 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,251.3	$1,091.7	$1,264.3	$938.7
Incremental secured term loan due 2014	188.2	$186.4	188.0	184.2
Senior fixed rate notes	182.9	$140.4	182.9	128.7
Senior PIK-election notes	302.6	$230.0	288.7	176.1
Senior subordinated notes	145.1	$82.4	145.1	92.9

Total	$2,070.1	$1,730.9	$2,069.0	$1,520.6

The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010:

	December 31, 2010
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains(Losses)
Goodwill	$259.5	$—	$—	$259.5	$—
Indefinite-lived intangible assets	340.0	—	—	340.0	(13.0)
Definite-lived assets held for use	599.4	—	—	599.4	(3.6)

Total	$1,198.9	$—	$—	$1,198.9

The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	December 31, 2009
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains(Losses)
Goodwill	$259.5	$—	$—	$259.5	$(340.1)
Indefinite-lived intangible assets	352.8	—	—	352.8	(108.2)
Definite-lived assets held for use	603.0	—	—	603.0	(73.0)

Total	$1,215.3	$—	$—	$1,215.3

The losses shown in the table above reflect impairment charges recorded during the years ended December 31, 2010 and 2009. Refer to Note 9 to the Company’s Consolidated Financial Statements, “Goodwill and Intangibles” for further information.

7.	Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from one to five years with limited additional coverage up to 10 years on the Hawker 4000. The Company estimates its warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

Activity related to commercial aircraft and parts warranty provisions, the majority of which is recorded in other long-term liabilities on the balance sheet, was as follows:

(In millions)	December 31, 2010	December 31, 2009
Beginning balance	$67.9	$67.3
Accrual for aircraft and part deliveries	21.5	27.2
Reversals related to prior period deliveries	(0.6)	(3.2)
Warranty services provided	(26.8)	(23.4)

Ending balance	$62.0	$67.9

Warranty provisions related to aircraft deliveries on contracts accounted for using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

8.	Inventories

Inventories consisted of the following:

(In millions)	December 31, 2010	December 31, 2009
Finished goods	$165.3	$157.4
Work in process	663.5	811.2
Materials and purchased parts	231.1	330.3

Total	$1,059.9	$1,298.9

Net non-cash transfers of $8.0 million for the twelve months ended December 31, 2010 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from inventory to property, plant and equipment. Net non-cash transfers of $21.5 million for the twelve months ended December 31, 2009 were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory.

9.	Goodwill and Intangibles

The Company’s goodwill balance of $259.5 million resides in the Trainer/Attack Aircraft ($222.0 million) and Customer Support ($37.5 million) segments. The Company performed the annual test for both segments during the fourth quarter with no indication of impairment. In both reporting units, the calculated fair value exceeded the carrying value of the net assets by more than 25%.

During the year ended December 31, 2009, the Company concluded that it was more likely than not that the fair value of one of its Business and General Aviation segment had been reduced below its carrying value. Accordingly, the Company performed an interim review of the value of its goodwill and indefinite-lived intangible assets during the third quarter of 2009. Based on this analysis, the Company concluded the implied fair value of the goodwill of its Business and General Aviation segment was zero. This resulted in the Company recording an impairment charge of $340.1 million during the year ended December 31, 2009. The primary cause of the goodwill impairment was the overall decline in the market value of the segment resulting from adverse global economic conditions and the Company’s expectations as to the timing of a recovery in the general aviation market.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets reside in the Business and General Aviation segment. During the fourth quarter, the Company performed its annual impairment test by comparing the assets’ fair values to their carrying amounts. Based on this analysis, the Company recorded a non-cash impairment charge of $13 million to reduce the carrying value of our Beechcraft trade name. This decrease in value was attributable primarily to the Company’s decision in the fourth quarter of 2010 to rebrand the Premier 1A, currently a Beechcraft model line, as a Hawker 200 in 2012. A 5% decrease in total projected royalties, or a 1% increase in the discount rate, would have resulted in additional impairments of $6 million and $10 million, respectively. This analysis also indicated the fair value of the Hawker brand name was equal to its carrying value. A 5% decrease in total projected royalties, or a 1% increase in the discount rate, would have resulted in an impairment charge of $10 million and $17 million, respectively.

During the year ended December 31, 2009, the Company performed an assessment of the fair value of its indefinite-lived intangible assets and recorded non-cash impairment charges of $107.8 million related to the “Hawker” trade name and $0.4 million related to the “Bonanza” trade name to reduce the carrying values to fair value. The impairment was caused by a decrease in the expected cash flows from the underlying products as a result of the depressed business and general aviation market and resulting reduced production volumes and downward pricing pressure.

Changes in the net carrying amount of indefinite-lived intangible assets were as follows:

(In millions)	Business and General Aviation
Balance at January 1, 2009
Trademarks / trade names - indefinite lives	$461.0
Intangibles acquired during the year	—
Impairment losses recognized during the period	(108.2)

Balance at December 31, 2009	352.8
Intangibles acquired during the year	0.2
Impairment losses recognized during the period	(13.0)

Balance at December 31, 2010	$340.0

Definite-Lived Intangible Assets

During the fourth quarter of 2010, the Company announced decisions to rebrand the Beechcraft Premier 1A as the Hawker 200 and to suspend Hawker 400 production temporarily to realign supply with demand. In response to these impairment indicators, the Company performed an analysis of undiscounted cash flows attributable to their definite-lived intangible assets. Based on this analysis, the Company recorded a $2.9 million charge to fully impair the value of the Premier trade name and a $0.7 million charge to impair jet technology related to the Hawker 400.

During the year ending December 31, 2009, the company also performed an analysis of the potential impairment lives of its identifiable intangible assets and recorded impairment charges totaling $73.0 million to reduce the carrying value of certain assets to their fair values. The primary reason for the impairment was a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures.

Changes in the net carrying amount of definite-lived intangible assets for the year ended December 31, 2010 are as follows:

(In millions)	Definite-Lived Intangibles, gross January 1, 2010	Accumulated Amortization January 1, 2010	Intangibles Acquired During the Period	Impairment Losses During the Period	Amortization During the Period	Definite-Lived Intanbles, net December 31, 2010	Accumulated Impairment Losses
Technological knowledge	$309.0	$(70.3)	$—	$(0.7)	$(20.0)	$218.0	$(71.4)
Customer relationships	228.0	(39.6)	—	—	(14.4)	174.0	—
Computer software	44.0	(20.3)	9.7	—	(6.3)	27.1	—
Order backlog	61.0	(58.4)	—	—	(2.6)	—	(1.0)
Trademarks/tradenames - definite lives	5.0	(1.6)	—	(2.9)	(0.5)	—	(4.2)

Total	$647.0	$(190.2)	$9.7	$(3.6)	$(43.8)	$419.1	$(76.6)

Changes in the net carrying amount of definite-lived intangible assets for the year ended December 31, 2009 were as follows:

(In millions)	Definite-Lived Intangibles, gross January 1, 2009	Accumulated Amortization January 1, 2009	Intangibles Acquired During the Period	Impairment Losses During the Period	Amortization During the Period	Definite-Lived Intanbles, net December 31, 2009	Accumulated Impairment Losses
Technological knowledge	$380.0	$(45.7)	$—	$(70.7)	$(24.6)	$239.0	$(70.7)
Customer relationships	228.0	(25.2)	—	—	(14.4)	188.4	—
Computer software	40.5	(12.5)	3.5	—	(7.8)	23.7	—
Order backlog	62.0	(43.5)	—	(1.0)	(14.9)	2.6	(1.0)
Trademarks/tradenames - definite lives	6.0	(1.1)	—	(1.3)	(0.5)	3.1	(1.3)

Total	$716.5	$(128.0)	$3.5	$(73.0)	$(62.2)	$456.8	$(73.0)

Amortization expense was $43.8 million and $62.2 million for the years ended December 31, 2010 and 2009, respectively. Amortization expense is expected to approximate $38.2 million, $36.8 million, $36.2 million, $35.9 million and $35.7 million for the years ending 2011 through 2015, respectively.

10.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

(In millions)	December 31, 2010	December 31, 2009
Land	$27.0	$29.5
Buildings and leasehold improvements	160.8	160.5
Aircraft and autos	59.5	40.9
Furniture, fixtures and office equipment	7.8	5.5
Tooling	411.3	397.5
Machinery and equipment	106.5	106.8
Construction in process	18.0	29.7

	$790.9	$770.4
Less accumulated depreciation	308.7	220.6

Property, plant and equipment, net	$482.2	$549.8

Depreciation expense was $90.6 million, $91.0 million, and $85.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In conjunction with the impairment testing of its goodwill and indefinite-lived intangible assets discussed above, the Company also performed an analysis of the potential impairment and re-assessed the remaining asset lives of its property, plant and equipment as of December 31, 2010. The testing resulted in an impairment charge of $9.0 million related to tooling assets due to a decrease in expected cash flows attributable to the Hawker 400XP product line as a result of reduced production plans.

The results of the remaining asset lives re-assessment, however, indicated a need to reduce the lives of certain operating plants to have a remaining useful life of one year based on the Company’s decision to relocate certain operating activities.

Changes in the net carrying amount of property, plant and equipment for the twelve months ended December 31, 2010 are as follows:

(In millions)	PP&E, gross January 1, 2010	Accumulated Depreciation as of January 1, 2010	Assets Acquired/ Disposed/ Transferred During the Period	Impairment Losses During the Period	Depreciation During the Period	PP&E, net December 31, 2010	Accumulated Impairment Losses
Land	$29.5	$—	$(2.5)	$—	$—	$27.0	$—
Buildings and leasehold improvements	160.5	(25.5)	1.0	—	(10.9)	125.1	(1.5)
Aircraft and autos	40.9	(11.9)	19.3	—	(5.5)	42.8	—
Furniture, fixtures and office equipment	5.5	(2.6)	2.3	—	(1.2)	4.0	—
Tooling	397.5	(134.9)	22.9	(9.0)	(56.5)	220.0	(30.4)
Machinery and equipment	106.8	(45.7)	0.7	—	(16.5)	45.3	—
Construction in process	29.7	—	(11.7)	—	—	18.0	—

Total	$770.4	$(220.6)	$32.0	$(9.0)	$(90.6)	$482.2	$(31.9)

In conjunction with the impairment testing of its goodwill and indefinite-lived intangible assets for the year ended December 31, 2009, the Company performed an analysis of the potential impairment and re-assessed the remaining asset lives of its property, plant and equipment. The analysis and re-assessment resulted in an impairment charge of $22.9 million, of which $21.4 million is in cost of sales and $1.5 million is in operating expense, due to a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures.

Changes in the net carrying amount of property, plant and equipment for the twelve months ended December 31, 2009 are as follows:

(In millions)	PP&E, gross January 1, 2009	Accumulated Depreciation as of January 1, 2009	Assets Acquired/ Disposed/ Transferred During the Period	Impairment Losses During the Period	Depreciation During the Period	PP&E, net December 31, 2009	Accumulated Impairment Losses
Land	$29.5	$—	$—	$—	$—	$29.5	$—
Buildings and leasehold improvements	149.8	(15.5)	12.5	(1.5)	(10.3)	135.0	(1.5)
Aircraft and autos	59.0	(9.4)	(12.4)	—	(8.3)	28.9	—
Furniture, fixtures and office equipment	4.7	(1.6)	0.8	—	(1.1)	2.8	—
Tooling	389.3	(82.2)	30.8	(21.4)	(53.8)	262.7	(21.4)
Machinery and equipment	101.7	(28.4)	5.3	—	(17.5)	61.1	—
Construction in process	44.9	—	(15.1)	—	—	29.8	—

Total	$778.9	$(137.1)	$21.9	$(22.9)	$(91.0)	$549.8	$(22.9)

11.	Derivatives and Hedging Activities

The Company uses derivative instruments in the form of foreign currency forward contracts and interest rate swap contracts to hedge its economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates, and, when appropriate, we designate these instruments as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company believes its derivative instruments are executed with creditworthy institutions, and the Company does not hold or issue derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge forecasted United Kingdom pound sterling inventory purchases. Notional amounts outstanding at December 31, 2010 and 2009 based on contract rates were $0.3 million and $219.0 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at December 31, 2010 extend through January 2011. For the year ended December 31, 2010, the net loss recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated or de-designated was $5.3 million. For the year ended December 31, 2009, the net loss recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated or de-designated was $26.5 million. For the year ended December 31, 2008, a net loss of $0.3 million was recognized in earnings due to hedge ineffectiveness, and a net loss of $0.6 million was recognized for foreign currency contracts not designated in a hedging relationship. As of December 31, 2010, $5.5 million of net unrealized losses on contracts designated and effective as cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

As a result of depressed demand in the business and general aviation market, the Company has reduced production rates and, as a result, reduced purchase volumes including previously forecast United Kingdom pound sterling inventory purchases. As a result, the Company discontinued cash flow hedge accounting for foreign currency forward contracts when the underlying inventory purchase transactions are no longer probable. The impact of the discontinuation of cash flow hedge accounting is included in the net losses discussed above. The Company may purchase offsetting foreign currency forward contracts as market conditions allow. The Company will continue to record the change in fair value of these foreign currency forward contracts in earnings.

Interest Rate Swap

The Company entered into an interest rate swap agreement (“the swap”) in April 2007 to effectively convert a portion of its variable rate debt to fixed rate debt. The notional amount of the swap is $150.0 million and matures on December 31, 2011.

The Company entered into an additional interest rate swap agreement in June 2009 to effectively convert a portion of its variable rate debt to fixed rate debt. The notional amount of the swap is $300.0 million and matures on June 30, 2011.

The Company’s counterparty syndicated 40% of the April 2007 swap agreement by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with the

Company’s counterparty. As agreed with the Company’s counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate the Company’s counterparty for assuming the additional credit risk. The Company de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the de-designated hedge is being amortized over the life of the debt.

For the years ended December 31, 2010 and 2009, the Company reclassified losses of $2.7 million and $5.6 million, respectively, from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the year ended December 31, 2010, the net gain recognized in earnings due to ineffectiveness for the new hedging relationship was $15.0 million. No ineffectiveness was recognized for the year ended December 31, 2009. As of December 31, 2010, a loss of $0.3 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

The following tables disclose the effects derivative instruments have on the Company’s statements of financial position, operations, and cash flows:

		December 31, 2010	December 31, 2009
(In millions)	Statement of Financial Position Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:

Interest rate contracts, non-current	Other long-term liabilities	$—	$18.1
Interest rate contracts, current	Other accrued expenses	8.3	—
Foreign exchange contracts, current	Other accrued expenses	—	13.1

Total derivatives designated as hedging instruments		$8.3	$31.2

Derivatives not designated as hedging instruments:
Interest rate contracts, non-current	Other long-term liabilities	$—	$2.8
Interest rate contracts, current	Other accrued expenses	0.3	—

Foreign exchange contracts, current	Other accrued expenses	—	14.9

Total derivatives not designated as hedging instruments		$0.3	$17.7

Total derivatives		$8.6	$48.9

The following tables disclose the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (in millions):

Derivatives not in Cash Flow Hedging Relationships
	Amount of Loss Recognized in Income on Derivative		Location of Loss Recognized in Income on Derivative
(In millions)	December 31, 2010	December 31, 2009
Interest rate contracts	$(2.7)	$(5.6)	Interest expense, net
Foreign exchange contracts	(5.3)	(26.5)	Cost of sales

Total	$(8.0)	$(32.1)

	Amount of Gain/(Loss) Recognized in OCI on Derviatives (effective portion)		Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (effective portion) (1)		Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
	Years Ended		Years Ended		Years Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Interest rate contracts	$(2.8)	$9.5	$—	$—	$15.0	$—
Foreign exchange contracts	(4.5)	26.8	(19.4)	(29.7)	—	—

Total	$(7.3)	$36.3	$(19.4)	$(29.7)	$15.0	$—

(1)	Amounts related to interest rate contracts are included in Interest expense, net and amounts related to foreign exchange rates are included in Cost of sales.

12.	Restructuring

During the year ended December 31, 2010, the Company continued restructuring actions in response to lower aircraft production rates due to depressed demand in the general aviation industry and as part of the Company’s on-going cost reduction initiatives. During the years ended December 31, 2010 and 2009, the Company recorded pre-tax charges of $14.9 million and $34.1 million, respectively, related to restructuring costs, costs to exit facilities, and related items, net, on its Consolidated Statements of Operations, as follows:

•	Workforce Reduction. Charges of $14.0 million and $29.0 million for the years ended December 31, 2010 and 2009, respectively, related to our decision to reduce staffing; and

•

Exit and Other Consolidation Activities. A $0.9 million charge for the year ended December 31, 2010 related to the exit from a leased facility and charges of $3.8 million and $1.3 million for the year ended December 31, 2009 related to the exit from a leased facility and other consolidation activities, respectively.

The following table shows pre-tax charges for the years ended December 31, 2010 and 2009:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009
Business and General Aviation	$14.0	$32.3
Trainer Aircraft	0.8	1.0
Customer Support	0.1	0.8

Total	$14.9	$34.1

Changes in our restructuring and other reserve balances for the periods shown, which are recorded on the Consolidated Statement of Financial Position as other accrued expenses, are shown in the table as follows:

(In millions)	Facilities and Other Consolidaton Costs	Severance and Related Costs	Total
Balance at January 1, 2009	$—	$0.2	$0.2
Accruals	5.1	29.0	$34.1
Payments	(4.2)	(27.4)	$(31.6)

Balance at December 31, 2009	0.9	1.8	2.7
Accruals	0.9	14.0	$14.9
Payments	(0.7)	(11.6)	$(12.3)

Balance at December 31, 2010	$1.1	$4.2	$5.3

The facilities and other consolidation costs represent costs related primarily to future lease payments for facility closures.

13.	Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	December 31, 2010	December 31, 2009
Short-term debt:
Notes payable	$59.6	$60.2
Revolving credit facility	—	235.0
Current portion of long-term debt	15.0	15.0

Total short-term debt	74.6	310.2

Senior secured term loan due 2014, net of current portion	1,238.3	1,251.3
Incremental secured term loan due 2014, net of current portion	186.2	186.0
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	288.7
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,055.1	2,054.0

Total debt	$2,129.7	$2,364.2

The average floating interest rate on the senior secured term loan was 3.39% at December 31, 2010 and 3.36% at December 31, 2009.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon the Company’s receipt of goods. The Company pays the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. At December 31, 2010 and 2009, respectively, the Company had $59.6 million and $60.2 million of outstanding notes payable at a weighted-average interest rate of 5.40% and 5.50%. The issuance of these notes was treated as a non-cash financing transaction. During the years ended December 31, 2010 and 2009, respectively, $158.1 million and $148.9 million of notes were issued.

In March 2007, in connection with the Acquisition, the Company executed a $1,810.0 million credit agreement that included a $1,300.0 million secured term loan, a $400.0 million secured revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, the Company reduced the synthetic letter of credit facility to $75.0 million. At December 31, 2010, the Company had issued letters of credit totaling $37.6 million under the synthetic facility.

In December 2008, the Company amended the credit agreement to allow it to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures.

Also in March 2007, in connection with the Acquisition, HBAC issued $1,100.0 million of notes, including $400.0 million of senior fixed rate notes due April 2015, $400.0 million of senior PIK-election notes due April 2015 and $300.0 million of senior subordinated notes due April 2017. In February 2008, HBAC exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 and do not bear restrictions on transferability mandated by the Securities Act of 1933 or certain penalties for failure to file a registration statement relating to the exchange. The notes are unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee HBAC’s obligations under the senior secured credit facilities. Interest on the notes is paid semi-annually on April 1 and October 1. The interest rate for the senior fixed rate notes and senior subordinated notes is 8.50% and 9.75%, respectively, and is payable in cash. Up through and including April 2011, HBAC has been able to elect to pay interest on the senior PIK-election notes, at its option: entirely in cash, entirely by increasing the principal amount of the senior PIK-election notes (“PIK interest”), or 50% cash interest and 50% PIK interest. Cash interest will accrue at a rate of 8.875% per annum and PIK interest will accrue at a rate of 9.625% per annum. HBAC has been able to elect the form of interest payment with respect to each interest period prior to the beginning of the applicable interest period. The Company elected to make the April 1, 2010 interest payment by issuing additional PIK interest rather than by paying in cash. The Company made the October 1, 2010 interest payment in cash and has elected to make the April 1, 2011 interest payment in cash.

On June 2, 2009, the Company completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer resulted in the purchase of $274.5 million aggregate principal amount of our debt securities for $96.1 million in cash, realizing a net gain of $175.0 million after considering transaction fees, a $3.8 million charge to reduce the carrying value of deferred debt issuance cost for the portion of the notes purchased and an allocation of a portion of the cash settlement amount to the accrued but unpaid PIK-Election; which would have increased the principal balance of the Senior PIK-Election Notes had the underlying notes not been purchased. During the first quarter of 2009, the Company purchased $222.1 million of our outstanding notes for $41.0 million in cash, realizing a net gain of $177.1 million after considering a $4.0 million charge to reduce the carrying value of deferred debt issuance cost for the portion related to the notes purchased. The Company also paid $2.6 million in accrued but previously unpaid interest on the Senior Fixed Rate Notes and Senior Subordinated Notes purchased. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net cumulative gain of $352.1 million during the year ended December 31, 2009.

On November 6, 2009, the Company further amended its credit agreement (the “Second Amendment”). The Second Amendment provides that compliance with the maximum consolidated secured debt ratio test under the Credit Agreement is waived. The continuing effectiveness of this waiver is subject to the condition that the Company shall not have made a restricted payment pursuant to certain available restricted payment baskets under the Credit Agreement. If this condition fails to be satisfied, then the waiver of the consolidated secured debt ratio covenant will be revoked and the Company will be required to comply (and, if revoked, compliance with the consolidated secured debt ratio will be required for the two most recently completed fiscal quarters) with the maximum consolidated secured debt ratio test in the Credit Agreement.

The Second Amendment added a new minimum liquidity covenant which requires unrestricted cash plus available commitments under the revolving credit facility, determined in each case as of the last day of such fiscal quarter, to be not less than $162.5 million.

In addition, the Second Amendment added a new Adjusted EBITDA covenant requiring that, to the extent the consolidated secured debt ratio covenant is waived as described above, for any fiscal quarter beginning with the second quarter of 2011 for which any revolving facility commitment is outstanding on the last day of such fiscal quarter the Company must maintain a certain minimum Adjusted EBITDA as specified in the Second Amendment. This Adjusted EBITDA covenant is in effect.

The initial effectiveness of the Second Amendment was conditioned upon, among other items, the repayment of $125.0 million of the Company’s outstanding borrowings under the revolving credit facility and a permanent reduction of the facility commitments by $137.0 million (which included a $12.3 million portion of the $35.0 million originally committed by Lehman).

The remaining $22.7 million portion of Lehman’s revolving commitment is not considered available as they have been unable to honor this commitment as a result of their bankruptcy. As a result of the second Amendment and the Lehman bankruptcy, the total reduction in available commitments was $159.7 million. Following these reductions, the total amount of available revolving commitments under the revolving credit facility is now $240.3 million.

On November 25, 2009, the Company entered into an Incremental Facility Supplement Agreement. Pursuant to the terms of the agreement, the Company was provided $200.0 million of new term loans (the “Series A New Term Loans”) under the incremental facilities provisions of the Credit Agreement. The Company paid a fee to the lenders on closing, in the form of an Original Issue Discount, equal to 6.0% of the agreement principal amount of the Series A New Term Loans. Capitalized deferred financing costs and original issue discount are being amortized over the term of the related debt using the effective interest method.

Our financing arrangements contain a number of customary covenants and restrictions, and we were in compliance with these covenants as of December 31, 2010.

The minimum principal repayment requirements on debt, excluding the current notes payable of $59.6, are as follows:

(In millions)
2011	$15.0
2012	15.0
2013	15.0
2014	1,403.7
2015	485.5
Thereafter	145.1

Total long-term debt outstanding	2,079.3
Original Issue Discount	(9.2)

Total long-term debt, net	$2,070.1

14.	Income Taxes

HBAC is included in the consolidated U.S. federal tax return of HBI. The provision for income taxes in these financial statements reflects income taxes as if the businesses were stand-alone entities and filed separate income tax returns, paying applicable tax based on their separate taxable income and associated tax attributes.

The components of income (loss) before income taxes were:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
U.S.	$(307.8)	$(517.5)	$(66.3)
Non-U.S.	4.4	5.5	11.6

Total	$(303.4)	$(512.0)	$(54.7)

The provision for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Statutory tax rate	35.0%	35.0%	35.0%
Meals and entertainment	(0.2)	(0.1)	(1.0)
Research and development credit	0.3	0.8	4.5
State taxes net of federal benefit	(0.2)	1.3	12.4
Impairment of non-deductible goodwill	—	(4.1)	—
Non-deductible costs	(0.1)	(0.1)	(0.3)
Change in valuation allowance	(34.7)	(26.2)	(239.0)
Other comprehensive income transactions	—	5.0	—
Other, net	(0.4)	0.3	1.0

Effective tax rate	(0.3)%	11.9%	(187.4)%

Income tax expense (benefit) consisted of the following:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Current tax expense:
U.S. federal	$—	$—	$(0.3)
Non-U.S.	0.4	2.3	3.6
U.S. state	1.3	1.0	1.5

Total current	1.7	3.3	4.8

Deferred tax expense:
U.S. federal	(0.8)	(52.5)	85.1
Non-U.S.	0.3	—	1.0
U.S. state	(0.3)	(11.5)	11.6

Total non-current	(0.8)	(64.0)	97.7

Total provision for (benefit from) income taxes	$0.9	$(60.7)	$102.5

The tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2010	December 31, 2009
Current deferred tax assets (liabilities):
Compensation accruals	$20.4	$12.6
Inventory and contracts in process	20.8	36.1
Accruals and reserves	88.9	60.1
Prepaid expenses	(1.6)	(2.3)
Other	4.1	0.4
Valuation allowance	(129.0)	(81.8)

Deferred income taxes - current	$3.6	$25.1

Non-current deferred tax assets (liabilities):
Compensation accruals	$5.9	$5.9
Depreciation and amortization	84.2	103.2
Accruals and reserves	20.3	22.9
Pension benefits	115.1	114.0
Forward contracts	2.4	15.8
Credits and NOL’s	151.0	137.6
Cancellation of debt income	(15.1)	(139.2)
Other	5.0	2.1
Valuation allowance	(382.2)	(297.9)

Deferred income taxes - non-current	$(13.4)	$(35.6)

The $3.6 million current deferred income tax asset is comprised of a $4.0 million U.S. deferred tax asset and a $0.4 million non-U.S. deferred tax liability. The $13.4 million non-current deferred income tax liability is comprised of a $13.6 million U.S. deferred tax liability and $0.2 million non-U.S. deferred tax asset.

Net deferred tax liabilities were as follows:

(In millions)	December 31, 2010	December 31, 2009
Deferred tax assets	$595.0	$572.3
Deferred tax liabilities	(93.6)	(203.1)
Valuation allowance	(511.2)	(379.7)

Net deferred tax liabilities	$(9.8)	$(10.5)

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

The Company has a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $379.7 million at December 31, 2009. The Company’s valuation allowance increased to $511.2 million as of December 31, 2010. The increase in valuation allowance was the result of an increase in the Company’s U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses. The Company intends to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $1.5 million at December 31, 2010. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

An entity affiliated with Goldman, Sachs and Co. and Onex Partners II LP purchased $152.8 million of our outstanding notes at a discount in February 2010. For income tax purposes, the entity is considered a related party and therefore the acquisition of the outstanding debt is treated as “repurchased” by the Company resulting in cancellation-of-indebtedness (“COD”) income estimated to be $55.0 million. The repurchased debt is treated as new indebtedness for income tax purposes which is “deemed” issued to the related party at a discount creating original issue discount (“OID”) estimated to be $51.0 million. The OID will be deducted over the term of the underlying debt.

The Company is currently analyzing the tax consequences of deferring the COD income and OID deductions under the provisions of Internal Revenue Code §108(i) enacted under the American Recovery and Reinvestment Act of 2009. The Company has prepared the tax provision based on the assumption that we will not elect to defer, although the election is not required to be made until the Company files its current year tax return. If the Company elects deferral, the COD income and OID deductions will be deferred until 2014 and included in taxable income ratably from 2014 through 2018 The Company elected not to defer $276.3 million of COD income in 2009, which resulted in a reclassification between the non-current cancellation of debt income deferred tax liability and the non-current net operating loss deferred tax asset.

HBAC’s net operating losses and tax credit carryforwards at December 31, 2010 were as follows:

(In millions)
Federal net operating loss carryforwards beginning to expire in 2028	$321.8
Federal credit carryforwards beginning to expire in 2017	16.0
State credit carryforwards with no expiration	5.1
State credit carryforwards beginning to expire in 2014	5.5
State net operating loss carryforwards beginning to expire in 2013	23.7

The Company recorded a full valuation allowance against the above net operating losses and tax credit carryforwards with the exception of a portion of its state credit carryforwards with no expiration.

On March 26, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

The reconciliation of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Beginning balance	$22.7	$13.4	$14.0
Increases - tax positions taken in prior periods	7.2	8.5	0.7
Decreases - tax positions taken in prior periods	(16.9)	(2.1)	(3.0)
Current tax period positions	0.2	2.9	1.7

Ending balance	$13.2	$22.7	$13.4

Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008, are $1.2 million, $1.1 million and $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest expense and penalties accrued on unrecognized tax benefits within income tax expense. During 2010, 2009 and 2008, we recognized interest expense of $0.1 million, $0.0 million and $0.2 million, respectively. As of December 31, 2010, 2009 and 2008, we have accrued interest of $0.3 million, $0.2 million and $0.2 million, respectively, related to uncertain tax positions. We are not currently under audit with the Internal Revenue Service or any state or foreign taxing authorities for the 2007, 2008 and 2009 open tax years. We expect no material change related to our current tax positions in our recorded unrecognized tax benefit in the next 12 months.

15.	Pension and Other Employee Benefits

The Company has defined benefit pension and retirement plans covering the majority of its employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net pension expense recognized:

	Pension Benefits
(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$23.2	$27.3	$24.2
Interest cost	57.4	56.7	53.0
Expected return on plan assets	(57.2)	(60.6)	(65.2)
Amortization of prior service cost	1.8	2.2	0.7
Amortization of net loss (gain)	14.0	7.3	(5.0)
Pension curtailment	—	5.5	—

Net amount recognized	$39.2	$38.4	$7.7

The $5.5 million curtailment charge recognized during the year ended December 31, 2009 related to the Company’s defined benefit pension plans for its salaried (“Salaried Plan”) and hourly (“Hourly Plan”) employees. This charge was associated with the impact of the workforce reductions announced during the year ended December 31, 2009.

The following table outlines the components of net periodic other benefits expense recognized:

	Other Benefits
(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$0.5	$0.6	$0.6
Interest cost	0.7	1.1	1.1
Amortization of net gain	(0.5)	—	—

Amount recognized	$0.7	$1.7	$1.7

Any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes, are included in accumulated other comprehensive income (loss). These amounts are amortized from accumulated other comprehensive income (loss) to net periodic benefit cost when recognized.

The following table shows changes in the benefit obligation and plan assets and the resulting funded status of Pension Benefits. Benefit obligation balances presented below reflect the projected benefit obligation (“PBO”) for the Company’s Pension Benefits. Plan assets are measured at December 31 of each year.

	Pension Benefits
(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Change in benefit obligation:
Beginning balance	$980.8	$929.9
Service cost	23.2	27.3
Interest cost	57.4	56.7
Actuarial loss	76.3	16.0
Plan amendments	(1.4)	—
Plan curtailments	—	(5.7)
Benefits paid	(47.4)	(43.4)

Ending balance	1,088.9	980.8

Change in plan assets:
Beginning balance at fair value	684.0	618.7
Actual return on plan assets	66.3	107.9
Company contributions	34.9	0.8
Benefits paid	(47.4)	(43.4)

Ending balance at fair value	737.8	684.0

Funded status	$(351.1)	$(296.8)

Amounts recognized in current and noncurrent liabilities for Pension Benefits are as follows:

	Pension Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009
Current liabilities	$(1.7)	$(0.5)
Noncurrent liabilities	(349.4)	(296.3)

Net amount recognized	$(351.1)	$(296.8)

The following table shows changes in the benefit obligation and plan assets and the resulting funded status of Other Benefits. Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (“APBO”) for the Company’s Other Benefits. Plan assets are measured at December 31 of each year.

	Other Benefits
(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Change in benefit obligation:
Beginning balance	$12.9	$18.2
Service cost	0.5	0.6
Interest cost	0.7	1.1
Plan participants’ contributions	1.0	1.3
Actuarial loss	—	(6.6)
Benefits paid	(1.3)	(1.7)

Ending balance	13.8	12.9

Change in plan assets:
Beginning balance at fair value	—	—
Company contributions	0.3	0.4
Plan participants’ contributions	1.0	1.3
Benefits paid	(1.3)	(1.7)

Ending balance at fair value	—	—

Funded status	$(13.8)	$(12.9)

Amounts recognized in current and noncurrent liabilities for Other Benefits were as follows:

	Other Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009
Current liabilities	$(0.6)	$(0.6)
Noncurrent liabilities	(13.2)	(12.3)

Net amount recognized	$(13.8)	$(12.9)

Amounts recognized in accumulated other comprehensive loss for Pension Benefits were as follows:

	Pension Benefits
(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Prior service cost	$(15.6)	$(18.9)
Net loss	(242.1)	(188.8)

Total amount in accumulated other comprehensive loss	$(257.7)	$(207.7)

Amounts recognized in accumulated other comprehensive income for Other Benefits were as follows:

	Other Benefits
(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Net gain	6.3	6.9

Total amount in accumulated other comprehensive income	$6.3	$6.9

The amounts in accumulated other comprehensive income at December 31, 2010 expected to be recognized as components of net periodic benefit cost in 2011 were as follows:

(In millions)	Pension Benefits	Other Benefits
Net (loss) gain	$(26.8)	$0.5
Prior service cost	(1.7)	—

Net amount recognized	$(28.5)	$0.5

The net periodic benefit cost assumptions for Pension Benefits were as follows:

	Pension Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Discount rate	6.00%	6.25%	6.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	4.50%

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our plans at the measurement date:

	Pension Benefits		Other Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2009
Discount Rate	5.40%	6.00%	5.00%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

To develop the expected rate of return on plan assets assumption, the Company performs periodic studies which consider asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The potential exists to either outperform or under perform the broader markets.

The net periodic benefit cost assumptions for Other Benefits were as follows:

	Other Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Discount rate	5.75%	6.50%	6.50%
Health care trend rate in the next year	10.00%	8.50%	8.50%
Gradually declining to an ultimate trend rate of:	4.50%	5.00%	5.00%
Year that the rate reaches ultimate trend rate:	2027	2015	2015

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $0.1 million and $(0.1) million, respectively, and for the APBO is $1.0 million or $(0.9) million, respectively.

The Retirement Plan seeks to match the long-term nature of its funding obligations with investment objectives for long-term growth and income. Retirement Plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The Retirement Plan recognizes that assets are exposed to risk and the market value of assets may vary from year to year. Potential short-term volatility, mitigated through a well-diversified portfolio structure, is acceptable in accordance with the objective of capital appreciation over the long-term.

The asset allocation strategy employed in the Retirement Plan reflects the Company’s return objectives and risk tolerance. Asset allocations and targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

	December 31, 2010	December 31, 2009	Target Mix
Equity securities	50.7%	54.1%	50.0%
Debt securities	40.4%	38.0%	40.0%
Other	8.9%	7.9%	10.0%

	100.0%	100.0%	100.0%

These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Due to the dynamic nature of market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation. The Retirement Plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

The Retirement Plan uses outside consultants and outside investment managers to aid in the determination of asset allocation and the management of actual plan assets, respectively.

Investment Valuation

The Retirement Plan assets are valued under the current fair value framework. See Note 6 for further discussion regarding the definition and levels of fair value hierarchy established by guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of December 31, 2010, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (based on the lowest level input that is significant to the fair value measurement in its entirety).

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.6	$8.8	$—	$9.4
Equity securities	373.8	—	—	373.8
Fixed income securities	31.8	266.1	—	297.9
Preferred securities	0.3	—	—	0.3
Private equity securities	—	—	13.8	13.8
Balanced funds	—	51.5	—	51.5

Total	$406.5	$326.4	$13.8	746.7

Cash				4.9
Receivables				8.5
Written options				(0.1)
Payables				(22.2)

Total				$737.8

Below is a listing of the major categories of plan assets held as of December 31, 2009, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (based on the lowest level input that is significant to the fair value measurement in its entirety).

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$4.8	$—	$5.0
Convertable Securities	—	0.1	—	0.1
Equity securities	363.2	—	—	363.2
Fixed income securities	17.8	253.0	—	270.8
Futures contracts	(0.2)	—	—	(0.2)
Private equity securities	—	—	2.9	2.9
Balanced funds	—	51.2	—	51.2

Total	$381.0	$309.1	$2.9	693.0

Cash				0.2
Receivables				9.6
Payables				(18.8)

Total				$684.0

The table listed below provides a reconciliation of the beginning and ending net balances for assets measured at fair value and classified as Level 3 in the fair value hierarchy for the years ending December 31, 2010 and 2009. These are private equity securities that are valued based on the indicated pricing of comparable transactions in the private real estate market, using several independent sources of pricing information.

Balance at January 1, 2009	$10.7
Acquisitions	0.6
Unrealized loss	(8.4)

Balance at December 31, 2009	2.9
Acquisitions	8.6
Unrealized gain	2.3

Balance at December 31, 2010	$13.8

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

The Company anticipates total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $51.7 million and $0.6 million, respectively, in 2011.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $1,088.9 million and $737.8 million, respectively, at December 31, 2010 and $980.8 million and $684.0 million, respectively, at December 31, 2009.

The accumulated benefit obligation and fair value of plan assets for all Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $1,060.7 million and $737.8 million, respectively, at December 31, 2010, and $945.5 million and $684.0 million, respectively, at December 31, 2009. The accumulated benefit obligation for all Pension Benefits plans was $1,060.7 million and $945.5 million at December 31, 2010 and 2009, respectively.

The table below reflects the total Pension Benefits expected to be paid from the plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect the Company’s portion only.

(In millions)	Pension Benefits	Other Benefits
2011	$49.6	$0.6
2012	52.0	0.7
2013	54.5	0.8
2014	57.0	0.9
2015	60.1	1.1
2016-2020	346.5	7.5

Total	$619.7	$11.6

Defined Contribution Plans

The Company maintains a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, the Company matched (“HBAC Match”) union and non-union employee contributions up to a maximum of four percent of eligible compensation. The Company match for all non-union employees was suspended effective October 5, 2009. Effective October 4, 2010, the Company reinstated a Company match for all non-union employees, matching fifty percent of the first four percent of contributions. Total HBAC Match expense was $6.9 million, $13.8 million and $18.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company maintains a retirement investment savings plan (“RISP”), which is a defined contribution plan, for certain non-union employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. The Company contributes to a covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $3.9 million, $3.6 million, and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As a result of the Acquisition, HBAC implemented a defined contribution benefit plan for its employees in the United Kingdom, and, for the years ended December 31, 2010, 2009 and 2008, recognized cost of $1.0 million, $1.0 million and $1.1 million, respectively, for this plan.

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

Share-based compensation expense was as follows:

(In millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Share-based compensation expense	$4.6	$3.3	$7.6
Income tax benefit	(1.8)	(1.3)	(3.0)

Net share-based compensation expense	$2.8	$2.0	$4.6

As described below, awards for the period relate to stock options and restricted stock awards granted by HBI to certain employees of HBAC.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

Following the Acquisition, HBI implemented the Hawker Beechcraft, Inc. 2007 Stock Option Plan, which permits the grant of nonqualified stock options for up to 9.8 million shares. Option awards are generally granted with an exercise price equal to the established price of HBI’s stock, as set by the HBI Board of Directors, at the date of grant. Service vesting awards generally vest based on future service, ranging from one to five years. Performance vesting awards granted before March 23, 2009 vest in five equal annual increments and become exercisable if certain financial performance targets are met If the financial performance targets are not met, they vest in equal annual increments and become exercisable only if certain events occur that involve the disposition of securities by the Onex and GS entities and result in the owner group achieving certain levels of cash-on-cash returns. Performance vesting awards granted on or after March 23, 2009 vest in five equal annual increments and become exercisable if there is a liquidity event and certain rates of return are achieved by the Onex and GS entities as a result of the liquidity event. The stock options terminate ten years from the date of grant.

HBAC applied the fair value provisions to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	Service Vesting	Service Vesting	Service Vesting	Performance Vesting
Expected term in years	6.5	6.5	6.5	6.3
Expected volatility	39.3%	40.5%	37.0%	37.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%	2.7%	3.4%	3.3%
Weighted-average grant date fair value per option	$2.24	$3.14	$5.22	$5.22

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

Stock option activity for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Service-Vesting
Outstanding at beginning of period	3,694,387	$9.59	2,986,724	$10.28	3,710,678	$10.00
Granted	2,292,829	5.00	1,140,469	8.00	461,630	12.06
Exercised	—	—	—	—	(98,415)	10.00
Forefeited or expired	(637,544)	9.27	(432,806)	10.60	(1,087,169)	10.11

Outstanding at end of period	5,349,672	7.45	3,694,387	9.59	2,986,724	10.28

Vested and nonvested expected to vest	5,050,921	7.54	3,639,949	9.56	2,835,404	10.26

Exercisable	1,499,256	10.05	1,270,032	10.21	1,029,293	10.01

Performance-Vesting
Outstanding at beginning of period	3,490,523	9.52	3,056,104	10.29	4,131,604	10.00
Granted	62,824	5.00	1,196,719	8.00	492,310	12.03
Exercised	—	—	—	—	(57,496)	10.00
Forefeited or expired	(526,674)	9.82	(762,300)	10.51	(1,510,314)	10.08

Outstanding at end of period	3,026,673	8.99	3,490,523	9.52	3,056,104	10.29

Vested and nonvested expected to vest	639,031	10.00	2,657,016	9.25	2,223,270	10.26

Exercisable	639,031	10.00	780,894	10.00	780,894	10.00

The Company recognized stock-based compensation expense of $4.6 million, $3.3 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The expense associated with the 2008 Performance Vesting options was reversed in the third quarter of 2008.

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

Service-vesting and performance-vesting stock options vested and expected to vest at December 31, 2010 had weighted-average remaining contractual lives of 7.5 years and 4.0 years, respectively. The stock options had no aggregate intrinsic value at December 31, 2010.

Service-vesting and performance-vesting stock options exercisable at December 31, 2010 had weighted-average remaining contractual lives of 4.9 years and 4.0 years, respectively. The stock options had no aggregate intrinsic value at December 31, 2010.

The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $3.0 million and $9.1 million, respectively. At December 31, 2010, there was $4.7 million of compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 2.3 years. At December 31, 2009, there was $5.4 million of compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

Hawker Beechcraft, Inc. Employee Equity Investment Plan

On the date of the Acquisition, HBAC (former RA) employees ceased their employment with Raytheon. Accordingly, Raytheon’s obligation for any nonvested restricted stock or stock option awards held by those employees was terminated. The stock purchase agreement provided that the value of these nonvested awards held by the employees at the date of the Acquisition would be used to create the Hawker Beechcraft Retention Program (the “retention program”). Any HBAC employee with nonvested Raytheon restricted stock or stock options became a participant in the retention program at the values assigned in the stock purchase agreement. Retention program amounts vest and are payable in the same proportion, and at the same times, as the Raytheon restricted stock or stock options would have vested.

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

Restricted stock activity for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	158,878	$8.39	98,687	$10.00	464,505	$10.00
Granted	182,829	5.00	127,500	8.00	1,940	12.50
Vested	(161,918)	6.44	(67,309)	10.00	(367,758)	10.00
Forfeited	—	—	—	—	—	—

Nonvested at end of period	179,789	$6.70	158,878	$8.39	98,687	$10.00

In connection with the Separation Agreement discussed above, the vesting of 125,642 shares of restricted stock was accelerated as of the Separation Date, and, accordingly, the Company accelerated the recognition of $0.3 million of expense remaining for these awards.

The total fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $0.6 million and $3.7 million, respectively. At December 31, 2010 there was $0.6 million of compensation expense related to non-vested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2009 there was $0.7 million of compensation expense related to non-vested restricted stock awards not yet recognized, which was expected to be recognized over a weighted average period of 2.5 years.

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

We are also subject to market risks, including foreign exchange risk and interest rate risk, and use derivative instruments to manage our exposure to these risks, as described more fully in Note 11 to the Company’s Consolidated Financial Statements.

Furthermore, we are exposed to certain concentration risks, including reliance on the U.S. Government as a major customer. For the years ended December 31, 2010, 2009 and 2008, sales to the U.S. Government represented approximately 30%, 26% and 12%, respectively, of consolidated sales.

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

As of December 31, 2010, 47% of the Company’s employees were represented by collective bargaining agreements, all of which were represented by agreements expiring in 2011.

18.	Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of the Company’s suppliers. Spirit supplies certain components for the Company’s Hawker aircraft and the Company believes that purchases of components from Spirit are based on standard market terms. The Company received components from Spirit of $7.3 million and $17.5 million for the years ended December 31, 2010 and 2009, respectively. Advance payments to Spirit for goods not yet received were $1.7 million and $0.2 million at December 31, 2010 and 2009, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the notes that were later exchanged for the Company’s outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, the Company also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under the Company’s senior secured credit facilities, including for the Incremental Term Loan facility in November 2009. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with the Company and the Company’s affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L. P. has entered into interest rate swaps with the Company. In addition, Goldman, Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of the Company’s outstanding Senior Notes and Senior Subordinated Notes. The Company believes these agreements were executed at market terms for a similar company with a similar risk profile.

The Company entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and Onex Partners II LP, effective upon the closing of the Acquisition. Under the arrangement, the Company pays these parties an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. The Company also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement.

A former member of the Board of Directors of HBI has also been a member of the Board of Directors of Spirit. On September 24, 2010, this former member notified the Company of his intent to resign from the HBI’s Board of Directors in October 2010. His resignation was effective October 22, 2010 and was not a result of a disagreement with the Company.

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of the Company’s outstanding notes in February 2010. As of December 31, 2010, the debt acquired by such entity has not been retired and the Company will continue to pay interest in accordance with terms of the debt. As of December 31, 2010, the affiliates’ outstanding balance of these notes was $159.4 million. The Company paid interest on these notes by making cash payments of $7.5 million and by issuing $6.6 million of additional PIK-Election notes during the twelve months ended December 31, 2010. As of December 31, 2010, the amount of accrued interest associated with these notes was $3.6 million.

19.	Commitments and Contingencies

In the ordinary course of business, the Company leases equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. The Company’s rent expense was $14.0 million and $14.7 million for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had commitments under long-term operating leases requiring approximate annual rental payments as follows:

(In millions)
2011	$5.1
2012	4.0
2013	3.5
2014	3.3
2015	2.9
Thereafter	35.2

Total	$54.0

The Company has assigned certain leasehold interests to third parties but remains liable to lessors to the extent the assignee defaults on future lease payments amounting to $18.5 million and $21.3 million at December 31, 2010 and 2009, respectively, extending through 2026.

One of the Company’s subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to the Company subject to an option to purchase for a nominal consideration, which the Company may exercise at any time. At the time of the Acquisition, Raytheon held IRBs with an aggregate principal amount of $454.2 million. Raytheon assigned its IRBs to the Company as part of the Acquisition, and, therefore, the Company is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The Company records the property on its consolidated statement of financial position, along with a capital lease obligation to repay the proceeds of the IRB. Moreover, as holder of the bonds, the Company has the right to offset the amounts due by its subsidiary with the amounts due to the Company; accordingly, no net debt associated with the IRBs is reflected in our consolidated statement of financial position. Upon maturity or redemption of the bonds, title to the leased property reverts to the Company’s subsidiary. At December 31, 2010 and 2009, the Company held IRBs with an aggregate principal amount of $286.8 million and $331.5 million, respectively.

The Company has committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $5.4 million and $3.6 million were required under these contracts at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, HBAC had outstanding commitments of $67.4 million and $84.5 million, respectively, related to services to be provided for its information technology function. In the year ended December 31, 2008, HBAC renewed its information technology contract extending seven years. Minimum annual payments required as of December 31, 2010 were as follows:

(In millions)
2011	$16.8
2012	17.0
2013	15.7
2014	14.3
2015	3.6
Thereafter	—

Total	$67.4

The Company retains liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. The Company has responsibility for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $13.0 million and $13.2 million at December 31, 2010 and 2009, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. The Company currently has no offsetting receivable for insurance recovery associated with this estimate.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of the Company or its affiliates. Outstanding at December 31, 2010 were $117.9 million, $42.4 million and $1.1 million of these guarantees, letters of credit and surety bonds, for which there were stated values, respectively, and $146.5 million, $61.5 million and $1.2 million were outstanding at December 31, 2009, respectively. These instruments expire on various dates through 2016.

In connection with certain aircraft sales, the Company offers trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from the Company. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $17.1 million and $29.2 million at December 31, 2010 and 2009, respectively. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

The Company is subject to oversight by the Federal Aviation Administration (“FAA”). The FAA and other similar international agencies routinely evaluate aircraft operational and safety requirements and are responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of its investment in new aircraft.

As a defense contractor, the Company is subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect the Company’s financial position or its results of operations.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. Based on discussions with the U.S. Attorney’s Office, HBAC expects to resolve the enforcement matter with the FAA in a manner that will not be material to our financial condition, results of operations or liquidity.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. Plaintiffs filed their amended complaint on August 16, 2010. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order. No accruals have been recorded for this matter as of December 31, 2010.

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

Similar to other companies in its industry, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company reviews such requests and notices and take appropriate action.

20.	Business Segment and Geographic Information

Reportable segments include the following: Business and General Aviation, Trainer/Attack Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft and related service contracts. Trainer/Attack Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides aftermarket parts and maintenance services as well as refurbishment and upgrade services for our installed fleet of aircraft worldwide.

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

Segment financial results were as follows:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Sales:
Business and General Aviation	$1,771.6	$2,310.6	$2,820.6
Trainer/Attack Aircraft	681.1	531.3	338.2
Customer Support	508.0	438.3	522.8
Eliminations	(156.0)	(81.7)	(135.1)

Total	$2,804.7	$3,198.5	$3,546.5

Operating (loss) income:
Business and General Aviation	$(363.1)	$(801.7)	$29.5
Trainer/Attack Aircraft	95.7	45.5	28.2
Customer Support	93.6	44.1	82.5
Eliminations	(0.1)	0.1	0.1

Total	$(173.9)	$(712.0)	$140.3

Intersegment sales for the years ended December 31, 2010 and 2009 were $89.4 million and $41.4 million, respectively, for Business and General Aviation and $66.6 million and $40.3 million, respectively, for Customer Support. The Trainer/Attack Aircraft segment does not have intersegment sales.

Sales by geographic region were as follows:

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
United States	$1,542.2	$1,720.8	$1,885.4
Europe	316.4	597.3	667.9
Latin America	282.1	316.1	357.8
Other	664.0	564.3	635.4

Total	$2,804.7	$3,198.5	$3,546.5

Definite-lived assets by geographic region were as follows:

(In millions)	December 31, 2010	December 31, 2009
United States	$1,539.7	$1,666.9
Outside United States	3.3	3.9

Total definite-lived assets	$1,543.0	$1,670.8

Definite-lived assets are defined as total non-current assets less balances related to long-term finance receivables, deferred tax assets and financial instruments. Definite-lived assets outside the United States are those held by our foreign affiliates.

21.	Quarterly Results (unaudited)

The following table provides summarized financial results by quarter:

(In millions)	Q4	Q3	Q2	Q1	Total
2010
Sales	$1,002.5	$594.7	$639.3	$568.2	$2,804.7
Gross profit	85.6	11.2	72.5	55.9	225.2
Operating loss	(46.7)	(81.4)	(20.7)	(25.1)	(173.9)
Net loss	(65.7)	(118.6)	(56.6)	(63.4)	(304.3)

	Q4	Q3	Q2	Q1	Total
2009
Sales	$1,086.9	$757.7	$816.3	$537.6	$3,198.5
Gross profit (loss)	101.6	(117.9)	130.0	48.2	161.9
Operating income (loss)	15.8	(721.1)	39.3	(46.0)	(712.0)
Net income (loss)	7.7	(684.2)	172.1	53.1	(451.3)

	Q4	Q3	Q2	Q1	Total
2008
Sales	$1,158.0	$783.3	$1,028.7	$576.5	$3,546.5
Gross profit	150.5	109.0	186.3	83.8	529.6
Operating income (loss)	40.1	15.3	86.4	(1.5)	140.3
Net (loss) income	(129.6)	(21.2)	24.9	(31.3)	(157.2)

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

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of December 31, 2010 and 2009; Condensed Consolidating Statements of Operations for the years ended December 31, 2010, 2009 and 2008; Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$413.3	$0.2	$9.3	$—	$422.8
Accounts and notes receivable, net	—	110.9	7.2	—	118.1
Intercompany receivables	—	13.3	2.1	(15.4)	—
Unbilled Revenue	—	28.7	8.6	—	37.3
Inventories	—	1,052.8	7.1	—	1,059.9
Current deferred income tax asset	4.0	—	—	—	4.0
Prepaid expenses and other current assets	(69.8)	96.0	0.5	—	26.7

Total current assets	347.5	1,301.9	34.8	(15.4)	1,668.8

Property, plant and equipment, net	17.5	462.3	2.4	—	482.2
Investment in subsidiaries	1,674.6	—	—	(1,674.6)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	758.5	0.6	—	759.1
Other assets, net	32.8	9.2	0.2	—	42.2

Total assets	$2,072.4	$2,791.4	$38.0	$(1,690.0)	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$74.6	$—	$—	$—	$74.6
Current portion of industrial revenue bonds (receivable) payable	(61.5)	61.5	—	—	—
Advance payments and billings in excess of costs incurred	—	265.8	0.2	—	266.0
Accounts payable	0.1	222.0	7.6	(8.6)	221.1
Accrued salaries and wages	—	64.7	0.3	—	65.0
Accrued interest payable	14.4	0.3	—	—	14.7
Other accrued expenses	16.7	270.6	4.3	—	291.6

Total current liabilities	44.3	884.9	12.4	(8.6)	933.0

Long-term debt	2,055.1	—	—	—	2,055.1
Industrial revenue bonds (receivable) payable	(225.4)	225.4	—	—	—
Intercompany loan	408.5	(415.0)	13.3	(6.8)	—
Accrued pension benefits	—	349.4	—	—	349.4
Other long-term liabilities	0.3	74.8	—	—	75.1
Non-current deferred income tax liability	4.0	9.6	—	—	13.6

Total liabilities	2,286.8	1,129.1	25.7	(15.4)	3,426.2

Total equity	(214.4)	1,662.3	12.3	(1,674.6)	(214.4)

Total liabilities and equity	$2,072.4	$2,791.4	$38.0	$(1,690.0)	$3,211.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$562.0	$0.2	$6.6	$—	$568.8
Accounts and notes receivable, net	—	120.4	6.0	—	126.4
Intercompany receivables	—	18.1	1.7	(19.8)	—
Unbilled revenue	—	26.5	12.3	—	38.8
Inventories	—	1,291.9	7.0	—	1,298.9
Current deferred income tax asset	25.0	—	0.1	—	25.1
Prepaid expenses and other current assets	(35.0)	53.0	1.0	—	19.0

Total current assets	552.0	1,510.1	34.7	(19.8)	2,077.0

Property, plant and equipment, net	18.3	528.4	3.1	—	549.8
Investment in subsidiaries	2,003.2	—	—	(2,003.2)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	808.9	0.7	—	809.6
Other assets, net	42.3	9.6	—	—	51.9

Total assets	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$310.2	$—	$—	$—	$310.2
Current portion of industrial revenue bonds (receivable) payable	(69.7)	69.7	—	—	—
Advance payments and billings in excess of costs incurred	—	327.9	0.5	—	328.4
Accounts payable	0.2	219.4	8.6	(13.0)	215.2
Accrued salaries and wages	—	47.2	0.4	—	47.6
Accrued interest payable	14.6	0.4	—	—	15.0
Other accrued expenses	4.0	221.2	5.8	—	231.0

Total current liabilities	259.3	885.8	15.3	(13.0)	1,147.4

Long-term debt	2,054.0	—	—	—	2,054.0
Industrial revenue bonds (receivable) payable	(261.8)	261.8	—	—	—
Intercompany loan	396.2	(402.1)	12.7	(6.8)	—
Accrued pension benefits	—	296.3	—	—	296.3
Other long-term liabilities	20.9	71.4	—	—	92.3
Non-current deferred income tax liability	25.0	10.5	0.1	—	35.6

Total liabilities	2,493.6	1,123.7	28.1	(19.8)	3,625.6

Total equity	122.2	1,992.8	10.4	(2,003.2)	122.2

Total liabilities and equity	$2,615.8	$3,116.5	$38.5	$(2,023.0)	$3,747.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

For the year ended December 31, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,021.6	$82.2	$(299.1)	$2,804.7
Cost of sales	—	2,805.5	73.1	(299.1)	2,579.5

Gross Profit	—	216.1	9.1	—	225.2

Restructuring, net	—	14.9	—	—	14.9
Definite-lived intangible asset impairment	—	12.6	—	—	12.6
Goodwill and indefinite-lived intangible asset impairment	—	13.0	—	—	13.0
Selling, general and administrative expenses	1.3	252.1	4.1	—	257.5
Research and development expenses	—	101.1	—	—	101.1

Operating (loss) income	(1.3)	(177.6)	5.0	—	(173.9)

Intercompany interest expense (income), net	11.3	(12.3)	1.0	—	—
Interest expense, net	127.2	3.5	1.0	—	131.7
Other (income) expense, net	(2.3)	1.1	(1.0)	—	(2.2)

Non-operating expense (income), net	136.2	(7.7)	1.0	—	129.5

(Loss) income before taxes	(137.5)	(169.9)	4.0	—	(303.4)

(Benefit from) provision for income taxes	82.9	(83.4)	1.4	—	0.9

(Loss) earnings before equity income	(220.4)	(86.5)	2.6	—	(304.3)

Equity loss (income) in subsidiaries	83.9	—	—	(83.9)	—

Net (loss) income	(304.3)	(86.5)	2.6	83.9	(304.3)

Net income attributable to non-controlling interest	—	—	0.6	—	0.6

Net (loss) income attributable to HBAC	$(304.3)	$(86.5)	$2.0	$83.9	$(304.9)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

For the year ended December 31, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,379.2	$85.2	$(265.9)	$3,198.5
Cost of sales	—	3,227.7	74.8	(265.9)	3,036.6

Gross Profit	—	151.5	10.4	—	161.9

Restructuring, net	—	34.1	—	—	34.1
Definite-lived intangible asset impairment	—	74.5	—	—	74.5
Goodwill and indefinite-lived intangible asset impairment	—	448.3	—	—	448.3
Selling, general and administrative expenses	1.1	204.5	4.1	—	209.7
Research and development expenses	—	107.3	—	—	107.3

Operating (loss) income	(1.1)	(717.2)	6.3	—	(712.0)

Intercompany interest expense (income), net	8.6	(9.4)	0.8	—	—
Interest expense (income), net	148.4	4.5	(0.1)	0.6	153.4
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other (income) expense, net	(9.4)	9.9	(1.8)	—	(1.3)

Non-operating (income) expense, net	(204.5)	5.0	(1.1)	0.6	(200.0)

Income (loss) before taxes	203.4	(722.2)	7.4	(0.6)	(512.0)

Provision for (benefit from) income taxes	56.1	(119.1)	2.3	—	(60.7)

(Loss) earnings before equity income	147.3	(603.1)	5.1	(0.6)	(451.3)

Equity loss (income) in subsidiaries	598.0	—	—	(598.0)	—

Net (loss) income	(450.7)	(603.1)	5.1	597.4	(451.3)

Net income attributable to non-controlling interest	—	—	0.3	—	0.3

Net (loss) income attributable to HBAC	$(450.7)	$(603.1)	$4.8	$597.4	$(451.6)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

For the year ended December 31, 2008

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,683.7	$83.3	$(220.5)	$3,546.5
Cost of sales	—	3,167.9	69.5	(220.5)	3,016.9

Gross Profit	—	515.8	13.8	—	529.6

Selling, general and administrative expenses	1.1	274.0	4.0	—	279.1
Research and development expenses	—	110.2	—	—	110.2

Operating (loss) income	(1.1)	131.6	9.8	—	140.3

Intercompany interest expense (income), net	15.6	(16.5)	0.9	—	—
Interest expense (income), net	184.7	13.0	(0.3)	—	197.4
Other income, net	—	(1.0)	(1.4)	—	(2.4)

Non-operating (income) expense, net	200.3	(4.5)	(0.8)	—	195.0

Income (loss) before taxes	(201.4)	136.1	10.6	—	(54.7)
(Benefit from) provision for income taxes	(37.7)	136.0	4.2	—	102.5

(Loss) earnings before equity income	(163.7)	0.1	6.4	—	(157.2)
Equity (income) loss in subsidiaries	(6.5)	—	—	6.5	—

Net (loss) income	(157.2)	0.1	6.4	(6.5)	(157.2)

Net income attributable to non-controlling interest	—	—	1.4	—	1.4

Net (loss) income attributable to HBAC	$(157.2)	$0.1	$5.0	$(6.5)	$(158.6)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$203.1	$92.5	$2.2	$—	$297.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(31.8)	(0.2)	—	(32.0)
Additions to computer software	—	(9.7)	—	—	(9.7)
Proceeds from sale of property, plant and equipment	—	6.5	—	—	6.5

Net cash provided by (used in) investing activities	—	(35.0)	(0.2)	—	(35.2)

Cash flows from financing activities:
Payment of notes payable	(158.7)	—	—	—	(158.7)
Payment of term loan	(15.0)	—	—	—	(15.0)
Utilization of revolving credit facility	(235.0)	—	—	—	(235.0)
Proceeds from IRB funding	—	0.1	—	—	0.1
Industrial revenue bond receipts (payments)	44.6	(44.6)	—	—	—
Net (repayments to) borrowings from HBAC	12.3	(13.0)	0.7	—	—

Net cash provided by (used in) financing activities	(351.8)	(57.5)	0.7	—	(408.6)

Net (decrease) increase in cash and cash equivalents	(148.7)	—	2.7	—	(146.0)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$413.3	$0.2	$9.3	$—	$422.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$3.4	$176.3	$(2.6)	$—	$177.1

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(50.5)	(0.5)	—	(51.0)
Additions to computer software	—	(3.5)	—	—	(3.5)
Proceeds from sale of property, plant and equipment	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	—	(52.8)	(0.5)	—	(53.3)

Cash flows from financing activities:		—	—	—	(202.2)
Payment of notes payable	(202.2)
Payment of term loan	(13.5)	—	—	—	(13.5)
Issuance of long-term debt	188.0	—	—	—	188.0
Debt issuance costs	(7.6)	—	—	—	(7.6)
Utilization of revolving credit facility	235.0	—	—	—	235.0
Proceeds from IRB funding	—	4.4	—	—	4.4
Debt repurchase	(136.7)	—	—	—	(136.7)
Industrial revenue bond receipts (payments)	76.9	(76.9)	—	—	—
Net borrowings from (repayments to) HBAC	47.8	(51.1)	3.3	—	—

Net cash provided by (used in) financing activities	187.7	(123.6)	3.3	—	67.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	191.1	(0.1)	0.2	—	191.2
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$562.0	$0.2	$6.6	$—	$568.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$87.7	$(147.0)	$(9.7)	$—	$(69.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.4)	(67.4)	(1.4)	—	(70.2)
Additions to computer software	—	(4.0)	(0.7)	—	(4.7)
Proceeds from sale of fuel and line operations, net	123.6	—	—	—	123.6
Proceeds from sale of property, plant and equipment	—	1.4	—	—	1.4

Net cash provided by (used in) investing activities	122.2	(70.0)	(2.1)	—	50.1

Cash flows from financing activities:
Payment of notes payable	(157.3)	—	—	—	(157.3)
Payment of term loan	(13.0)	—	—	—	(13.0)
Industrial revenue bond receipts (payments)	87.0	(87.0)	—	—	—
Net borrowings from (repayments to) HBAC	(311.1)	303.6	7.5	—	—

Net cash provided by (used in) financing activities	(394.4)	216.6	7.5	—	(170.3)

Effect of exchange rates on cash and cash equivalents	(2.7)	—	—	—	(2.7)

Net decrease in cash and cash equivalents	(187.2)	(0.4)	(4.3)	—	(191.9)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$370.9	$0.3	$6.4	$—	$377.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information

2010 Management Incentive Plan

On February 23, 2011, the Compensation Committee approved changes to the calculations of certain Performance Measures under the 2010 Management Incentive Plan. These adjustments resulted in the Company meeting the threshold target for the EBITDA Performance Measure and improved the Company’s performance results against the threshold target for the Cash Performance Measure. The adjustments related to certain reserves that the Company took, and an aircraft delivery scheduling change. On the same day, the Compensation Committee also approved the named executive officers’ levels of achievement against the Performance Measures and the payout amounts for the named executive officers, described more fully in the Compensation Discussion & Analysis in Item 11 of this Annual Report on Form 10-K.

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

Name	Age	Title
Worth W. Boisture, Jr	66	Director, President and CEO
Sidney E. Anderson	52	Former Vice President and CFO
William E. Brown	48	Executive Vice President, Global Operations – HBC
Sharad B. Jiwanlal	56	Vice President, Human Resources – HBC
James I. Maslowski	67	President, U. S. and International Government Business – HBC
Heidi A. McNary	39	Vice President, Chief Technical Officer – HBC
Scott Shepherd	47	Vice President, Integrated Supply Chain – HBC
Alexander L.W. Snyder	41	Vice President, General Counsel and Secretary – HBC
Christi R. Tannahill	38	Vice President, Global Customer Service and Support – HBC
Shawn W. Vick	48	Executive Vice President, Sales, Marketing and Flight Operations – HBC
Brian Barents	67	Director
Donald G. Cook	64	Director
John F.X. Daly	45	Director
David R. Hirsch	36	Director
Sanjeev K. Mehra	52	Director and Chairman of the Board
Seth M. Mersky	51	Director
Leo F. Mullin	68	Director

Under the amended and restated Shareholders Agreement among GS Capital Partners VI, L.P. and several of its affiliates (which we refer to collectively as the “GS entities”), Onex Partners II LP and several of its affiliates (which we refer to collectively as the “Onex entities”) and management shareholders of HBI, including the named executive officers, the parties to the Shareholders Agreement have agreed to take such actions as are necessary so that the Board of Directors of HBI will consist of eight directors, including the following:

•	two directors designated by the Onex entities; these directors are Messrs. Hirsch and Mersky, who we refer to as the “Onex directors”;

•	three directors designated by one of the GS entities; these directors are Messrs. Daly, Mehra and Mullin, who we refer to as the “GS directors”;

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

Management/Director Biographies

Worth W. Boisture, Jr. has been our CEO, President and a director since March 2009. Prior to coming to Hawker Beechcraft, Mr. Boisture was President and a partner of Intrepid Aviation Group from 2006 to 2009, and served as President of Net Jets from 2003 to 2006. Prior to 2003, Mr. Boisture served in various roles at Gulfstream Aerospace, including as Executive Vice President from 1994 to 1999 when Gulfstream Aerospace was privately held, and as President of Gulfstream Aerospace and Executive Vice President Aerospace, General Dynamics Corporation, from 1999 to 2003. He also served as President of British Aerospace Corporate Jets from 1991 to 1993, and as Chairman and Chief Executive Officer of Butler Aviation, predecessor to Signature Flight Services, from 1989 to 1991. He is a Trustee of the Falcon Foundation and a member of World Presidents Organization. Mr. Boisture also served as Senior Advisor Aerospace for The Carlyle Group from 2005 to 2009. He has also served on the boards of Intrepid Aviation, Landmark Aviation, Vought Aircraft, and ARINC, where he served as an audit committee member, in the past five years.

Key Attributes, Experience and Skills:

Mr. Boisture serves as our CEO and President. His past leadership positions with Gulfstream Aerospace, Net Jets, British Aerospace Corporate Jets and Butler Aviation allow him to bring a wealth of industry and other experience to his current position and the HBI Board. Mr. Boisture’s access to important sources of market intelligence and his relationships with others in our industry benefit the company. His board service to other companies, including Intrepid Aviation, Landmark Aviation and ARINC, supplements his relevant experience and brings valuable business and leadership experience to the HBI Board.

Sidney E. Anderson was our Vice President and Chief Financial Officer from November 2008 until his resignation on January 25, 2011. Mr. Anderson joined the Company in October 2008. Prior to joining Hawker Beechcraft, Mr. Anderson served as Vice President, Finance and Treasury of United Technologies Corp. – Hamilton Sundstrand division since 2005. For more than three years prior to 2005, he led the finance organization as the finance executive for Flight Systems & Service, a business unit of Hamilton Sundstrand. During the period of 2004 – 2005, he also attained an MBA from the Sloan School of Business at MIT through the MIT Sloan Fellows program.

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

Heidi McNary has been our Vice President and Chief Technical Officer since October 4, 2010. Ms. McNary joined HBC from DeCrane Aerospace in Phoenix where she was chief operating officer and executive vice president of Sales and Marketing. Prior to DeCrane Aerospace, Ms. McNary had a career of steadily increasing and broadening responsibilities at Honeywell Aerospace in a variety of technical, program management and market facing roles over a 13-year span. Her leadership roles included one in the company’s Asia-Pacific Aerospace office in Singapore.

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

Scott A. Shepherd has been Vice President – Integrated Supply Chain since July 2008 when he joined the Company. Prior to joining the Company, Mr. Shepherd was with Ford Motor Company for 18 years in increasingly responsible leadership roles, including as Director – Americas Purchasing Operations and Program Management, and Director – Chassis and Driveline Procurement.

Alexander L. W. Snyder has been our Vice President and General Counsel since July 26, 2010, and Vice President, General Counsel and Secretary since August 26, 2010. Prior to joining HBC, Mr. Snyder spent seven years with Koch Industries in Wichita where he served in a variety of roles, including Associate General Counsel for Corporate & Commercial Matters and Chief Counsel for Mergers & Acquisitions. Before joining Koch, Mr. Snyder was based in New York where he spent four years at the law firm Davis Polk & Wardwell, as well as four years at the law firm of Fried, Frank, Harris, Shriver & Jacobson. Mr. Snyder is a graduate of Columbia University School of Law, where he was a Stone Scholar. He graduated magna cum laude from Harvard College with a bachelor’s degree in government and history. He is admitted to practice law in New York, Connecticut and Kansas.

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

Key Attributes, Experience and Skills:

General Barents’ forty years of experience in senior leadership positions in general aviation companies, including Galaxy Aerospace Corporation, Learjet, Inc. and Cessna Aircraft Company, is extremely relevant to serving as a director of HBI, a general aviation company, and provides the HBI Board with significant business, leadership and management experience in our industry. In addition, General Barents’ 34-year military career is beneficial to us in providing unique insight into the operations of our Trainer Segment. Lastly, General Barents has served as a director of other companies including NORDAM, Kaman Corporation, and CAE bringing useful insight into the management and governance of other companies.

General Donald G. Cook (U.S. Air Force Retired) has been a director of HBI since August 2007. General Cook had a 36-year career in the U.S. Air Force, retiring in 2005. During his military career, General Cook served in many capacities, including Commander, Air Education and Training Command, at Randolph Air Force Base, Texas, between 2001 and 2005, and commander of a flying training wing, two space wings and the 20th Air Force. He also served as Legislative Liaison in the Senate Liaison Office, on the staff of the House Armed Services Committee, and as Director for Expeditionary Aerospace Force Implementation at U.S. Air Force headquarters. General Cook is a command pilot and has flown more than 3,300 hours in the B-52D/G/H, T-37B and T-38A. He is a director of CRANE Corporation and the USAA Federal Savings Bank. He has also served in the past five years on the board of directors of Burlington Northern Santa Fe Railroad Corp.

Key Attributes, Experience and Skills:

General Cook’s 36 years of service in the U.S. Air Force is a key attribute given the company’s Trainer/Attack Segment. His knowledge of the U.S. Government and other world governments allows him to contribute to the Company by bringing to the HBI Board senior military, government and operations expertise. In addition, General Cook’s board experience with large companies such as Burlington Northern Santa Fe and USAA Federal Savings Bank gives him a broad base of knowledge and strong business judgment and leadership skills.

John F.X. Daly has been a director of HBI since March 2007. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., which he joined in 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman, Sachs & Co. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director ofKenan Advantage Group, McJunkin Redman Corporation, and Fiberlink Communications Corp. In the past five years, Mr. Daly has also served on the boards of

Cooper-Standard Automotive, Euramax Holdings, Inc., and IPC Systems, Inc.

Key Attributes, Experience and Skills:

Mr. Daly is a Managing Director of Goldman, Sachs & Co. and through this position has developed significant knowledge related to financial matters for both public and private companies. Mr. Daly’s educational background as a mechanical engineer brings valuable industry and technical knowledge to the HBI Board. In addition, Mr. Daly’s service as a director on other boards such as Fiberlink Communications Corp., Kenan Advantage Group and McJunkin Redman Corporation gives him knowledge of the operations and best practices of other companies.

David R. Hirsch has been a director of HBI since March 2007. Mr. Hirsch is a Principal at Onex Corporation, which he joined in 2003. Mr. Hirsch previously worked at JPMorgan Partners and CIBC World Markets. In the past five years, Mr. Hirsch has also been a director of CEI Holdings Inc. and SITEL Worldwide Corporation.

Key Attributes, Experience and Skills:

Mr. Hirsch’s position as a Principal at Onex Corporation as well as his former positions with JP Morgan Partners and CIBC World Markets has provided him with considerable experience in finance matters. Mr. Hirsch has served as a director and member of the audit committee of SITEL Worldwide Corporation, and as a director of CEI Holdings Inc., providing relevant board and corporate governance experience.

Sanjeev K. Mehra has been a director of HBI since March 2007 and is HBI’s Chairman of the Board. Mr. Mehra joined Goldman, Sachs & Co. in 1986. Mr. Mehra is a Managing Director and partner in the Principal Investment Area of Goldman, Sachs & Co. Mr. Mehra serves on the boards of directors of KAR Auction Services, Inc., Max India Limited, SunGard Data Systems, Inc., and several private companies. In the past five years, Mr. Mehra has served on the boards of Burger King Corporation, Nalco Company, Hexcel Corporation, ARAMARK Corporation, Madison River Telephone Company and Adam Aircraft Industries, Inc.

Key Attributes, Experience and Skills:

Mr. Mehra’s position as a Managing Director of Goldman Sachs has given him, and provides the HBI Board with, extensive experience in financial matters relating to both public and private companies. Mr. Mehra’s service on the boards of directors of KAR Auction Services, Inc., Max India Limited, Sungard Data Systems, Inc., Burger King Corporation and ARAMARK Corporation has provided him with relevant experience in a variety of industries and on a variety of corporate governance matters.

Seth M. Mersky has been a director of HBI since October 2010, and serves as Chairman of the Compensation Committee of the Board of Directors. Mr. Mersky joined Onex Corporation in 1997, and is currently a Managing Director of Onex Corporation. Mr. Mersky is also a director of SITEL Worldwide, Gates Corporation and Allison Transmission, Inc. Prior to joining Onex, Mr. Mersky served as Senior Vice President, Corporate Banking, for Bank of Nova Scotia.

Key Attributes, Experience and Skills:

Mr. Mersky is a Managing Director of Onex Corporation, and in this position has gained significant experience related to private and public company matters. Serving on the boards of directors of SITEL Worldwide Corporation, Gates Corporation and Allison Transmission, as well as serving on the Compensation Committees of SITEL Worldwide Corporation and Gates Corporation, give him knowledge of operations, financial, corporate governance, compensation programs, and operations of other companies.

Leo F. Mullin has been a director of HBI since March 2007 and serves as Chairman of the Audit Committee of the Board of Directors. Mr.Mullin retired from Delta Airlines as Chairman in April 2004, after having served as Chief Executive Officer of Delta from 1997 to 2003. Since 2004, Mr. Mullin has been serving as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. Mr. Mullin is also a public company director of Johnson & Johnson, ACE Limited and Educational Management Corporation. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as the company’s President and Chief Operating Officer from 1993 to 1995. In the past five years, Mr. Mullin has also served as a public company director of Bell South Corporation.

Key Attributes, Experience and Skills:

Mr. Mullin’s service as the Chief Executive Officer of a large airline company, Delta Airlines, from 1997 to 2003, and his distinguished career in the banking industry provides key insight to HBI’s board. In addition to providing significant industry experience, this experience also gives him a practical understanding of organizations, global business and financial matters, processes, strategy, and risk management. Mr. Mullin has served on the boards of many large public companies, including Johnson & Johnson, ACE Limited and Bell South Corporation, giving him significant leadership and management experience.

Other Information. SEC regulations require the Company to describe certain legal proceedings, including bankruptcy and insolvency filings, involving members of the Board of Directors or companies of which a director was an executive officer. Mr. Mullin retired as Chief Executive Officer of Delta Air Lines, Inc. in December 2003 and Chairman in April 2004. In September 2005, Delta Air Lines voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. William Brown was the Senior Vice President of Operations of Independence Air which filed for chapter 7 bankruptcy in 2006. Shawn Vick was Executive Vice President of Sales at McLeod USA and left the company in 2004. After his departure, McLeod USA filed for chapter 11 bankruptcy. The Board of Directors does not believe that these proceedings are material to an evaluation of Mr. Mullin, Mr. Brown or Mr. Vick’s ability to serve as a director or executive officer.

Committees of the HBI Board of Directors

HBI’s Board of Directors has an Audit Committee, a Compensation Committee and a Government Security Committee. The Audit and Compensation committees each operate under a committee charter, and the Government Security Committee was formed in connection with the Hawker Beechcraft Security Control Agreement between Hawker Beechcraft, Inc. and the United States Department of Defense.

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

The Compensation Committee members are Mr. Mersky (Chairman), General Barents, Mr. Mehra and Mr. Mullin. The Compensation Committee is responsible for, among other things, reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and establishing appropriate levels for all elements of his compensation. It also evaluates the Chief Executive Officer’s performance as it relates to all of these compensatory elements. In addition, the Compensation Committee is responsible for reviewing and making determinations with respect to the Chief Executive Officer’s compensation recommendations for other senior managers and for reviewing with the Chief Executive Officer the performance of the other senior managers. The Compensation Committee also makes recommendations to the HBI Board of Directors regarding director compensation and compensatory plans for senior management. Moreover, the Compensation Committee oversees corporate regulatory compliance with respect to compensation matters.

The Government Security Committee members are General Cook (Chairman), General Barents and Mr. Boisture. The Government Security Committee is responsible for implementing procedures, organizational matters and other aspects pertaining to the security and safeguarding of classified and controlled unclassified information, including exercise of appropriate oversight and monitoring of operations to ensure the required protective measures are effectively maintained and implemented.

Compensation of Directors

Directors who are also our employees or employees of the GS entities, the Onex entities, or their respective affiliates receive no additional compensation for serving as directors. Directors who are not our employees or employees of the GS entities, the Onex entities, or their respective affiliates will receive,

•	cash compensation of $12,500 per quarter for the first two quarters of 2010, and $17,500 per quarter since the beginning of the third quarter of 2010;

•

an option to purchase the number of HBI common shares that will result in an aggregate exercise price of $100,000, based on the fair market value per share of the underlying stock at the date of grant;

•

an opportunity to make an irrevocable election annually on or before December 31 to take up to 100% of their cash compensation in equivalent shares of HBI common stock, which was changed to limit the amount to $12,500 per quarter, effective the third quarter of 2010; and

•

an opportunity to make an irrevocable election annually to defer up to 50% of their cash compensation with a Company matching contribution of up to 50% of the first 4% of the eligible compensation that began effective October 4, 2010.

In addition, each director who is not our employee or an employee of the GS entities, the Onex entities, or their respective affiliates and who also serves as a Chairperson for the Audit Committee of the Board of Directors of HBI will receive an additional $1,250 per quarter.

Director Compensation Table – 2010

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Leo F. Mullin	$65,000	$40,500	$105,500
Donald G. Cook	60,000	40,500	100,500
Brian Barents	60,000	40,500	100,500
Sanjeev K. Mehra	—	—	—
Seth M. Mersky	—	—	—
John F.X. Daly	—	—	—
David R. Hirsch	—	—	—

(1)	During 2010, Mr. Mullin and General Barents elected to receive all of their compensation in cash. General Cook elected to receive 10% of his compensation in shares of HBI common stock, and 90% of his compensation in cash, or $54,000. To determine the amount of equity to be converted into HBI common stock shares from the amounts earned by each director, on a quarterly basis, the amount of fees earned by each director, and designated to be paid in shares, was divided by the fair market value per share for the quarter for which the fees were earned, as determined by the HBI Board of Directors. General Cook received 850 shares during 2010 for service as a director in 2010, and will receive437.5 shares in 2011 for service as a director during the fourth quarter of 2010. There are no vesting requirements applicable for such shares.
(2)	The amounts shown for option awards relate to stock options granted under HBI’s 2007 Stock Option Plan. These amounts are equal to the grant date fair value of the option awards. The grant date fair value of the option awards granted in 2010 to Mr. Mullin, General Cook and General Barents, computed in accordance with FASB ASC Topic 718, was $40,500, $40,500 and $40,500, respectively. At December 31, 2010, the numbers of shares underlying stock options granted in 2010 to Mr. Mullin, General Cook and General Barents were 20,000 shares, 20,000 shares and 20,000 shares, respectively, at an exercise price of $5.00 per share. Such options will vest on March 23, 2011, August 3, 2011 and August 3, 2011, respectively. As of December 31, 2010, Mr. Mullin, General Cook and General Barents each had an aggregate number of 50,500 options outstanding, and held an aggregate number of HBI shares in the amounts of 62,581.2, 10,587.5, and 7,843.75, respectively.

Code of Conduct

Hawker Beechcraft has adopted a Code of Conduct Business Ethics and Compliance (the “Code of Conduct”), which is applicable to all employees, officers and directors of the Company, including the Chairman and Chief Executive Officer, the Vice President and Chief Financial Officer and the Vice President and Controller. Our Code of Conduct is posted on our website at www.hawkerbeechcraft.com. A copy of the Code of Conduct may be obtained, without charge, by contacting our Ethics Office at 316.676.8312 or by writing to Hawker Beechcraft, 10511 E. Central, Wichita, KS 67206. The information contained in our website is expressly not incorporated by reference into this Annual Report on Form 10-K, and the reference to our website address is intended to be a textual reference only.

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

The following provides a brief overview of the more detailed disclosure set forth in this Compensation Discussion and Analysis:

•

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for administering our compensation program and makes compensation decisions, except in the case of Chief Executive Officer (“CEO”) compensation, upon recommendation from the CEO and the Vice President of Human Resources. Decisions regarding CEO compensation are made by the Compensation Committee without reliance on any recommendation from management.

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

•

We established a pay-for-performance environment by linking short-term incentive-based compensation to the achievement of financial and non-financial goals. The level of achievement of these goals for 2010 resulted in an incentive award payout of 133% - 165% of target for the named executive officers.

•

In February 2010, Restricted Stock Units were awarded to named executive officers other than Messrs. Boisture and Vick in lieu of cash payment of a portion of their 2009 MIP awards. Mr. Boisture received a Restricted Stock Unit award in lieu of cash payment of a portion of his discretionary incentive award for 2009 performance. Mr. Vick received a Restricted Stock Unit award in lieu of cash payment of a guaranteed bonus for 2009 that was negotiated in recruiting him to the Company.

•

As a result of a continuing decline in the market for aircraft, the Company reduced base annual salaries of the named executive officers other than Mr. Boisture by 10% in November 2010; Mr. Boisture’s base annual salary had been reduced by 10% in 2009 and no further reduction was taken against his base annual salary in November 2010.

•

Our executive officers are encouraged to make substantial investments in the Company through purchases of common shares of our parent company, HBI, at the fair value of those common shares for the quarter in which any such investments are made. These investments are generally made when executive officers commence employment with the Company, and at the same time, discretionary stock option grants are generally awarded. We view these investments and equity positions as a significant alignment of management and shareholder interests.

•	The Compensation Committee evaluates the performance of our CEO and the other named executive officers.

•	We believe that our compensation program successfully achieves its objectives.

2010 COMPENSATION

Management Overview

During 2010, management strengthened the leadership team with two additional senior leaders who commenced employment in the second half of 2010.

On January 25, 2011, Sidney E. Anderson, Vice President and Chief Financial Officer, announced his resignation.

Role and Responsibilities

The Committee is responsible for all decisions regarding our executive compensation philosophy and strategy. The Committee intends that all compensation and benefits provided to our executives be reasonable, fair and competitive. The Committee is charged with the authority and responsibility to approve all executive compensation, equity programs and benefits matters.

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

Compensation Objectives

The compensation paid or awarded to our named executive officers for 2010 was designed to meet the following objectives:

•	Provide compensation that enables us to attract and retain highly-skilled executives. We refer to this objective as “competitive compensation.”

•	Create a compensation structure that, in large part, is based on the achievement of formally established performance goals. We refer to this compensation as “performance incentives” or “pay at risk.”

•	Provide long-term incentives to align executive and shareholder interests. We refer to this objective as “stakeholder incentives.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

Elements of Our Compensation Program for Named Executive Officers

Our compensation objectives are achieved by using the following elements in our compensation program for named executive officers:

Element of Compensation Program	Employees Covered	Description	Key Objectives Promoted
Base Salary	All salaried employees	Fixed annual compensation paid in accordance with our regular payroll procedures during the year.	• Competitive Compensation • Retention Incentives

Management Incentive Plan (“MIP”)	Approximately 210 employees	Pay at risk based on performance against pre-established goals over the fiscal year.	• Competitive Compensation • Performance Incentives

Stock Options	Approximately 70 employees	Right to purchase common stock at a set price for a period of time after the right vests.	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives

Restricted Stock Unit (“RSU”) Awards	All our NEOs received RSU awards in 2010	Restricted Stock Unit awards made in lieu of a cash payout of a portion of the 2009 MIP, discretionary award for 2009, or in lieu of a guaranteed cash bonus.	• Stakeholder Incentives • Retention Incentives
Other Compensation Elements
HBC Savings and Investment Plan 401(k) Plan	All employees	A 401(k) retirement savings plan that enables employees to defer a portion of their compensation with a Company matching contribution. Effective October 4, 2010, for salaried employees, the Company matches up to 50% of the first 4% of an employee’s eligible compensation.	• Competitive Compensation • Performance Incentives • Stakeholder Incentives • Retention Incentives

HBC Retirement Income Savings Feature within the HBC Savings and Investment 401(k) Plan	All salaried employees who were hired after January 1, 2007	Company funded defined contribution retirement plan; the amount of the benefit depends on the employee’s age and years of service with the Company.	• Competitive Compensation • Retention Incentives

Other Compensation Elements
Hawker Beechcraft Excess Savings and Deferred Compensation Plan	45 employees including 3 NEOs participate by receiving additional discretionary employer contributions in amounts that would have been contributed as a retirement income savings contribution under the 401(k) plan if there had not been a contribution limitation under the 401(k) plan.	A nonqualified, unfunded plan designed to provide specified benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA, and other eligible individuals. It allows: (1) executives to defer up to 50% of base salary and up to 90% of annual MIP award and (2) three HBI directors who receive compensation for serving as directors, to defer up to 50% of their cash compensation. Effective October 4, 2010, the Company began providing a matching contribution equal to a maximum of 50% of the first 4% of an employee’s eligible compensation that they elect to defer. It also allows additional discretionary employer contributions in an amount that would have been contributed as a retirement income savings contribution under the 401(k) plan if there had not been a contribution limitation under the 401(k) plan. This contribution is determined by reference to an individual’s age and years of service.	• Competitive Compensation • Retention Incentives

Benefits	All Employees	Health, life and disability insurance benefits.	• Competitive Compensation • Retention Incentives

Perquisites	All named executive officers (unless otherwise noted)	Personal benefits provided to executives, such as personal use of corporate aircraft (Messrs. Boisture and Vick), payment of executive life insurance, excess liability premiums, and executive physicals.	• Competitive Compensation

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

Factors Considered in Making Compensation Decisions

Actual compensation levels are a function of company and individual performance as described under each specific compensation element below. When making pay decisions, the Committee considers the competitiveness of individual elements of compensation as well as the aggregate sum of base salary, annual pay at risk and the expected value of long-term incentives (determined at grant) for an executive officer. The Committee may also consider salary increase history, past pay at risk awards and past equity awards as context in understanding year-to-year changes in compensation and retention effect of prior awards. Under the Management Incentive Plan, initial award amounts are determined based on a comparison of actual performance to pre-established criteria. The Committee retains the discretion to adjust the size of individual awards in situations where an executive officer’s individual performance either exceeds or falls below expectations. Final decisions on any major element of compensation, as well as total compensation for executive officers, are made by the Committee.

The compensation program is generally applied consistently to NEOs. Exceptions related to CEO compensation are noted throughout this Compensation Discussion and Analysis.

Chief Executive Officer Compensation

The Committee has in the past established performance objectives for the CEO based on our annual business plan and long-term strategic goals approved by the Board of Directors. The Committee has evaluated the CEO’s performance against these goals annually. The Committee has also considered market data, comparisons of our performance to our peers, and strategic achievements during the year. Based on these factors, the Committee has made recommendations concerning base salary increases, targets under the MIP and annual incentive award payments. The Committee holds regularly-scheduled executive sessions to discuss CEO performance and compensation, as well as other matters, without any executive officers present. The Committee seeks Board of Directors’ input and approval for certain decisions relating to CEO compensation.

Other Named Executive Officer Compensation

The Committee approves base salary increases, MIP targets and payouts, and awards under the long-term equity-linked rewards and similar arrangements for the other named executive officers after receiving recommendations from our CEO (with input from the Vice President—Human Resources). The Committee makes the final decision and approves compensation decisions for all of our named executive officers.

Base Salaries

We provide each of our executive officers with a base salary commensurate with his or her level of expertise and contributions to the Company in relation to comparable positions in the marketplace. The base salaries for named executive officers reflect input from the CEO, the Vice President of Human Resources and the Committee, based on prior employment history and job responsibilities. Individual salary amounts are not objectively determined, but instead reflect the final judgment of the Committee after taking into account management’s recommendation with respect to each executive’s expected contributions to the Company, experience and other factors, including any retention concerns and internal equity considerations. The base annual salary of each executive officer is reviewed annually and may be adjusted from time to time to recognize individual performance, promotion, competitive compensation issues, retention requirements, as well as internal equity and other subjective factors. As a result of the economic downturn and the impact on the general aviation market, effective November 29, 2010, all the named executive officers other than the CEO took 10% reductions in base annual salary.

2010 Management Incentive Plan Award

We established the 2010 Management Incentive Plan (“2010 MIP”) to align executive pay with overall company performance and the 2010 MIP was the “at risk” component of the total compensation package for our named executive officers. The plan provided a target award amount for each of our named executive officers based on a percentage of his base salary.

The 2010 MIP provided for award payments based on quarterly and annual achievement of certain financial measures and non-financial performance measures. For each participant, the maximum potential payout under the 2010 MIP was equivalent to 200% of his MIP target award. Total year corporate financial measures, EBITDA and Cash Flow, had to meet a 90% threshold level or greater to achieve any 2010 MIP award.

The corporate performance measures (“Performance Measures”) utilized in 2010 along with the weighting, description, and achievement percentage of each Performance Measurer were as follows (the applicable measurement period for all measures was January 1, 2010 through December 31, 2010):

Performance Measure	Target Weighting	Description	Achievement
EBITDA	15%	Earnings before interest, taxes, depreciation and amortization adjusted for significant non-recurring items including: (i) non-cash asset impairment charges (ii) severance and other related charges associated with reducing the size of the organization and charges related to rescheduling previously planned material receipts, (iii) charges related to gains and losses on foreign exchange derivatives, and (iv) non-cash compensation expense. We selected this measure because it indicates our ability to control expenditures and realize a meaningful return from the sale of our products.	133%

Cash Flow	50%	Cash Flow is defined as the change in cash from period to period. The applicable period of time for this measure was January 1, 2010 through December 31, 2010. We selected this measure because we believe it provides a useful indicator of our ability to manage invested capital and generate cash.	159%

Area Goals	35%	Achieve targeted metrics identified specifically for individual departments or functional areas (e.g., Segment EBITDA, Segment Cash Flow, Inventory Turns, and Gross Bookings)	95% - 187%

	100%		133% - 165%

For each participant, the maximum payout under the 2010 MIP was equivalent to 200% of such participant’s target award. No award could be paid for the Area Goals Performance Meaure if the threshold targets for the annual EBITDA and Cash Flow measures were not achieved. For the EBITDA and Cash Flow Performance Measures, performance was measured both quarterly and annually with each quarter’s performance constituting 10% of such measurement’s total weighting and the annual performance constituting 60% of such measurement’s total weighting. For each quarter measured, in order for there to be a value assigned to a specific goal, participants had to meet 80% of target achievement for the goal being measured and, for the annual measurement, participants had to meet 90% of target achievement for the goal that was measured. If these threshold levels were reached, the participant received 50% of the target award for that goal (achievement between such threshold performance levels and the target level did not result in any increase in the award amount). If achievement was 100% or above for a performance measurement, the award amount was equivalent to the percentage achieved with 200% being the maximum percentage achieved.

Targets were set for each Performance Measure near the beginning of the performance cycle. The performance targets and actual performance for these goals are not disclosed because they represent confidential financial information that is not otherwise disclosed to the public. Disclosing this information would cause significant competitive harm to the Company. The metrics would provide competitors with insight into the strategic direction that management is expected to take with respect to the Company and would provide competitors with information concerning our view of market dynamics, as well as margin and pricing data. The targets were set at appropriate levels near the beginning of the performance cycle and were considered sufficient to motivate the achievement of financial performance. In addition, the performance targets were set so that they represented a significant challenge for management and achievement required significant sales levels, meaningful operating efficiencies, and cash generation sufficient to provide funds needed for debt service, while also demonstrating improvement in key metrics and value capture initiatives.

Based on the applicable performance ratings described above, payments to the named executive officers, as well as their target awards under the 2010 MIP, were as follows:

Executive Officer	Base Annual Salary(1)	MIP Target Award Level (% of Base Salary)	Actual MIP Award ($)	MIP Payout Based on Performance Achieved (% of Target Award)	Actual MIP Payout Based on Performance Achieved (% of Base Salary)
W.W. Boisture, Jr.	$567,000	100%	$810,818	143%	143%
Sidney E. Anderson	$329,992	75%	$353,916	143%	107%
Shawn W. Vick	$330,000	75%	$331,650	134%	101%
William E. Brown	$290,000	75%	$289,275	133%	100%
James I. Maslowski	$290,000	60%	$287,100	165%	99%

(1)	Base annual salary prior to 10% pay cut, except for Mr. Boisture, whose pay was reduced by 10% in 2009.

Long-Term Incentives

Hawker Beechcraft, Inc. Employee Equity Investment Plan

We created the Hawker Beechcraft, Inc. (“HBI”) Employee Equity Investment Plan, which we refer to as the “Equity Incentive Plan,” so that our executives would have a tangible incentive to increase shareholder value. Under the Equity Incentive Plan, our executive officers are encouraged to invest in HBI. common shares.

Until 2010, named executive officers were required to invest cash in order to purchase HBI common shares at the commencement of employment with the Company. To encourage participation in the Equity Incentive Plan by all executive officers and to provide an additional long-term equity-linked incentive, the Equity Incentive Plan provided that a participant was entitled to receive a stock option for a number of HBI common shares equal to 3.5 times the sum of the number of HBI shares that the participant acquired under the Equity Incentive Plan. Messrs. Vick, Anderson, Brown and Maslowski received such stock options. Mr. Boisture’s arrangements regarding his purchase of HBI common shares and grant of options to purchase HBI common shares are governed by the terms of his Employment Agreement, which is described under the caption “Employment Agreements,” which follows the Summary Compensation Table below. The number of common shares underlying options granted to Mr. Boisture under the Equity Incentive Plan are shown in the Grants of Plan-Based Awards table. See the description of the Equity Incentive Plan following the Summary Compensation Table below.

The dollar amounts shown in the Summary Compensation Table with respect to stock awards reflect the grant date fair values computed in accordance with FASB ASC Topic 718. See the footnotes to the Summary Compensation Table for further information.

Other Stock Option Grants

Over the course of the Equity Incentive Plan, we have made grants of discretionary options that were not conditioned on purchases of HBI equity as part of the long-term equity-linked rewards program to executive officers including Mr. Boisture and other named executive officers, as well as to other key employees. We determined the number of options to be granted to each named executive officer without an arithmetic formula; the determination of the number of options to be granted was based on an evaluation relating to level of responsibility, breadth of experience, market factors, and internal equity concerns. During 2010, all of our named executive officers received option grants, as did 31 other employees.

Option grants made in 2010 under the 2007 Stock Option Plan have been divided among three types of options, or were made as time vested options only:

•	Time-Vesting options vest in five equal annual increments, beginning on the first anniversary of the date of grant.

•

Performance-Vesting Type A and Performance-Vesting Type B options vest in five equal annual increments. However, for any such options to become exercisable for then-current employees, there must be a Liquidity Event, as defined in the option agreements, and certain rates of return must be achieved by the Onex and GS entities as a result of the Liquidity Event. The Performance-Vesting Type A and Performance-Vesting Type B options specify different rates of return for achievement by the Onex and GS entities upon the occurrence of a Liquidity Event. In March 2010, as a result of the decline in the aircraft market conditions and the Company’s declining confidence that it might achieve the previously-established EBITDA targets for years after 2007, these options were amended such that they could still vest and become exercisable if the EBITDA targets are met, but if the EBITDA targets are not met, they will vest in equal annual increments and become exercisable only if certain events occur that involve the disposition of securities by the Onex and GS entities and result in the owner group achieving certain levels of cash-on-cash returns. For the Performance-Vesting Type A grants, exercisability would require a 150% cash-on-cash return. For the Performance-Vesting Type B grants, exercisability would require a 200% cash-on-cash return.

All outstanding options were amended, effective October 28, 2010, to reduce the term of the restrictions of the post-employment provisions relating to non-competition.

The number of shares underlying these stock options are set forth below in the Grants of Plan Based Awards table under the column headings, “Estimated Future Payouts Under Equity Incentive Plan Awards” (for performance-vesting options) and “All Other Option Awards: Number of Securities Underlying Options” (for other options). For additional information regarding stock option terms, see “Hawker Beechcraft, Inc. 2007 Stock Option Plan,” which follows the Summary Compensation Table below.

The dollar amounts shown in the Summary Compensation Table with respect to option awards reflect grant date fair values computed in accordance with FASB ASC Topic 718. See the footnotes to the Summary Compensation Table for further information.

Restricted Stock Unit Awards

Restricted Stock Unit (“RSUs”) grants of rights to receive common stock were given to Messrs. Boisture and Vick upon commencement of their employment, and vest in five equal annual installments on the anniversaries of the date of grant, beginning one year following the date of grant. One-fifth of these RSUs vested during 2010 for Messrs. Boisture and Vick.

Messrs. Anderson, Brown and Maslowski received grants of RSUs in February 2010 in lieu of a cash payout of a portion of their 2009 MIP awards. The Compensation Committee awarded these RSUs in consideration of the Company’s cash conservation activities and to provide named executive officers with an incentive to remain with the Company in order to receive these RSU payouts that vest over two vesting periods Mr. Boisture was granted an RSU award in 2010 in lieu of a cash payout of a portion of his discretionary award for 2009 performance, and Mr. Vick was granted an RSU award in 2010 in lieu of a cash payout of his guaranteed bonus for 2009 that was negotiated in recruiting him to the Company. One half of these RSUs vested in 2010 and the balance will vest in December 2011, except for Mr. Vick’s, whose RSUs vested fully in 2010. The number of RSUs received is set forth under the Grants of Plan-Based Awards Table below. The dollar amounts shown in the Summary Compensation Table with respect to RSUs reflect grant date fair values computed in accordance with FASB ASC Topic 718.

Personal Benefits

We provide our named executive officers with limited personal benefits that we believe are appropriate as part of a competitive compensation package that enables us to attract and retain highly skilled executives. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. The personal benefits currently provided to our named executive officers include relocation expenses for incoming named executive officers, personal use of our corporate aircraft by Mr. Boisture and for Mr. Vick, including some personal use of our aircraft provided as part of their relocation benefits, payment of executive life insurance premiums, excess liability premiums and payment of executive physicals for all of our named executive officers. Perquisites and personal benefits, including personal use of aircraft, are included in the NEOs’ incomes, based on prescribed IRS laws and regulations.

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

Hawker Beechcraft Corporation Savings and Investment Plan

This plan is a tax-qualified defined contribution plan available to all of our domestic employees. All of our named executive officers participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited pre-tax annual contributions in 2010 to $16,500, subject to the ability of persons age 50 or over to contribute an additional $5,500), up to a maximum of 50% of his or her salary on a post-tax basis. There was no matching contribution to this plan in 2010 until October 4, 2010 when the Company began matching up to 50% of the first 4% of eligible compensation of participants. Amounts credited to an employee’s account in the plan may be invested among a number of investment alternatives. A participant’s account is adjusted to reflect the rate of return, positive or negative, on the investments.

Hawker Beechcraft Corporation Retirement Income Savings Feature Within the Hawker Beechcraft Corporation Savings and Investment Plan

This is a tax-qualified defined contribution benefit that was added to the Hawker Beechcraft Corporation Savings and Investment Plan, and provides benefits following retirement based upon a formula relating to age and years of service. Contributions are made solely by the Company, and are limited to that certain amount that does not exceed the IRS rules based on salary. If the Company’s contributions meet the IRS threshold, any additional calculated contributions are made to the Company’s Nonqualified Excess Savings and Deferred Compensation Plan for the benefit of the employee. All of the named executive officers participate in this feature of the Hawker Beechcraft Corporation Savings and Investment Plan.

Hawker Beechcraft Excess Savings and Deferred Compensation Plan

This plan is a nonqualified deferred compensation plan that provides tax benefits for eligible employees. Under the plan, an eligible employee can defer up to 50% of his or her salary and up to 90% of his or her annual MIP award, and HBI directors who receive compensation for serving as directors can defer up to $12,500 of their quarterly cash compensation. Effective October 4, 2010, the Company began providing a matching contribution equal to a maximum of 50% of the first 4% of eligible compensation, consistent with the matching contribution under the Savings and Investment Plan. Mr. Maslowski participated in this feature of the plan.

The plan also allows additional discretionary employer contributions in amounts that would have been contributed as a retirement income savings contribution under the Savings and Investment Plan if there had not been a contribution limitation under that plan. This contribution is determined by reference to an individual’s age and years of service. Amounts deferred under the plan generally are not subject to federal, and in many cases state, income taxes until they are distributed. An eligible employee can choose to have his or her contributions allocated to one or more of several notional investments, and his or her account is adjusted to reflect the deemed rate of return, positive or negative, on the notional investments. An eligible employee may choose to receive a payout following retirement, either in a lump sum or in annual installments. The plan also includes provisions for payment upon death or disability. See the Deferred Compensation table and accompanying narrative for additional information. Messrs. Boisture, Maslowski and Vick participated in this feature of the plan.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Hawker Beechcraft, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Respectfully submitted,

Seth M. Mersky, Chairman

Sanjeev K. Mehra

Leo F. Mullin

Brian Barents

Summary Compensation Table — 2010

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total

Worth W. Boisture, Jr. Chief Executive Officer	2010	$567,000	—	$475,000	$899,297	$810,810	$758,357	$3,510,464
	2009	$484,616	$475,000	$1,000,000	$2,244,969	—	$198,994	$4,403,579

Sidney E. Anderson Chief Financial Officer (7)	2010	$327,250	—	$73,260	$224,824	$353,916	$10,181	$989,431
	2009	$330,000	$24,750	—	—	$67,815	$191,547	$614,112
	2008	$70,625	$60,000	—	$674,944	—	$65,880	$871,449

Shawn W. Vick, Executive VP, Sales and Marketing	2010	$327,250	—	$100,000	$337,236	$331,650	$123,468	$1,219,604

William E. Brown, Executive VP, Global Operations	2010	$287,583	—	$64,380	$337,236	$289,275	$4,861	$983,335
	2009	$263,857	$21,750	—	—	$59,595	$26,855	$372,057

James I. Maslowski President, U.S. and International Government Business	2010	$287,583	—	$51,500	$224,824	$287,100	$22,332	$873,339

(1)	Amounts shown for 2010 represent amounts earned after taking into effect a 10% pay reduction for all of the named executive officers, other than Mr. Boisture, who voluntarily reduced his salary by 10% in 2009.
(2)	There were no discretionary bonus awards earned in 2010.
(3)	Amounts shown for Stock Awards relate to restricted stock unit awards, and are equal to the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 16 to our Consolidated Financial Statements.
(4)	Amounts shown for Option Awards are equal to the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 16 to our Consolidated Financial Statements.
(5)	Amounts shown for 2010 reflect achievement of 133% - 165% against objective metrics under the 2010 MIP.

(6)	This Column includes perquisites, tax reimbursements, severance pay, the Company’s matching contributions to participants’ 401(k)s, the Company’s contributions to participants’ Retirement Income Savings Plan (“RISP”) accounts, and the Company’s contributions to participants’ nonqualified deferred compensation accounts, as set forth in the tables below:

Name	Perquisites	Tax Reimbursements	401(k) Match	RISP Contribution	Deferred Compensation Contribution	Total
Worth W. Boisture, Jr.	$447,215	$268,964	$0	$14,700	$27,478	$758,357
Sidney E. Anderson	$5,227	$1,908	$0	$3,046	$0	$10,181
Shawn W. Vick	$75,990	$31,547	$0	$12,250	$3,681	$123,468
William E. Brown	$2,099	$531	$0	$2,231	$0	$4,861
James I. Maslowski	$1,212	$531	$0	$14,700	$5,889	$22,332

The following named executive officers received perquisites aggregating more than $10,000 during 2010:

Name	Personal Use of Aircraft	Executive Relocation	Miscellaneous Perquisites	Total
Worth W. Boisture, Jr. (8)	$33,240	$408,621	$5,354	$447,215
Shawn W. Vick (9)	$21,594	$53,238	$1,158	$75,990

(7)	Mr. Anderson resigned his position as Chief Financial Officer after the end of the year.
(8)	For Mr. Boisture, perquisites include: (a) personal use of aircraft; (b) $360,000 related to the sale of Mr. Boisture’s home in Savannah, Georgia; and (c) other relocation costs including $29,236 for private aircraft transportation.
(9)	For Mr. Vick, perquisites include: (a) $21,594 for personal use of aircraft, and (b) relocation costs, including $10,720 for private aircraft transportation.

The Company offers limited benefits to its named executive officers, including relocation expenses, executive life insurance, executive physicals, and excess liability insurance. The company also offered personal use of aircraft for Messrs. Boisture and Vick. In addition, private aircraft transportation was made available as part of relocation benefits for Messrs. Boisture and Vick.

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

Grants of Plan-Based Awards – 2010

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options (3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units(2) (#)
Worth W. Boisture, Jr.		$567,000	$567,000	$1,134,000
	2/19/2010				95,000			$475,000
	3/26/2010					400,000	$5.00	$899,297
Sidney E. Anderson		$247,494	$247,494	$494,988
	2/19/2010				14,652			$73,260
	3/26/2010					100,000	$5.00	$224,824
Shawn W. Vick		$247,494	$247,494	$494,988
	2/19/2010				20,000			$100,000
	3/26/2010					150,000	$5.00	$337,236
William E. Brown		$217,500	$217,500	$435,000
	2/19/2010				12,876			$64,380
	3/26/2010					150,000	$5.00	$337,236
James I. Maslowski		$174,000	$174,000	$348,000
	2/19/2010				10,300			$51,500
	3/26/2010					100,000	$5.00	$224,824

(1)	Amounts shown represent amounts that could be earned under the 2010 Management Incentive Plan. Actual awards are as follows:

Year Ended December 31, 2010

Name	Actual Award	Actual Award as Percentage of Target Award Opportunity
Worth W. Boisture, Jr.	$810,810	143%
Sidney E. Anderson	$353,916	143%
Shawn W. Vick	$331,650	134%
William E. Brown	$289,275	133%
James I. Maslowski	$287,100	165%

(2)	These Restricted Stock Units (“RSUs”) were granted in lieu of a cash payout of a portion of the named executive officers’ discretionary payments related to their 2009 Management Incentive Plan awards, except for Messrs. Boisture and Vick, whose RSUs were granted in lieu of a discretionary award for 2009 performance and a guaranteed bonus amount for 2009 performance, respectively. The RSUs vest in two equal increments on 12/31/2010 and 12/31/2011, except for Mr. Vick’s, whose RSUs vested immediately upon grant.
(3)	These options were granted under the Hawker Beechcraft, Inc. 2007 Stock Option Plan and are exercisable in equal 20% increments on the first five anniversaries of the date of grant.
(4)	The grant date fair value is computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 16 to our Consolidated Financial Statements.

Employment Agreements

On March 23, 2009, we entered into an employment agreement with Mr. Worth W. Boisture, Jr., our current Chief Executive Officer. Mr. Boisture’s employment agreement provides for a base salary at an annualized rate of $630,000, with an annual performance bonus target of 100% of his salary with a maximum of 200% of his salary. Mr. Boisture voluntarily reduced his salary by 10% during 2009. Mr. Boisture was also provided an equity grant of 125,000 restricted stock units, and was granted options for 1,243,750 shares of HBI stock. In addition to the executive relocation benefits provided to Mr. Boisture, the Company agreed to purchase his residence in Savannah, Georgia for 95% of the average of two independent valuations of the residence if he was unable to sell within six months. Mr. Boisture’s agreement also provided for reimbursement of reasonable attorneys’ fees in connection with negotiating his employment agreement, five weeks of vacation, and one year post-employment non-compete and non-solicitation covenants, with perpetual confidentiality and non-disparagement covenants. If Mr. Boisture is terminated without cause or for good reason (as defined in the Employment Agreement), he will be entitled to receive one year of salary continuance and target bonus, payable over 12 months, and a prorated bonus for the year of termination, based on actual performance for the year.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

In connection with the Acquisition, HBI adopted the 2007 Stock Option Plan, under which options to purchase up to 9,782,434.5 shares of HBI common stock may be granted to employees, directors and consultants of HBI and its subsidiaries. The plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors of HBI. All options have an exercise price equal to the fair market value of a share of HBI common stock on the date of grant. In the absence of a public market for HBI common stock, the Board of Directors has established the fair market value of the shares.

As described in “Hawker Beechcraft, Inc. Employee Equity Investment Plan” in Item 13 below, certain of the options granted to the named executive officers other than Messrs. Boisture and Vick were granted because they purchased an amount of HBI common stock, and certain of the options granted were discretionary options. The number of options granted to Mr. Boisture was established in his employment agreement, and Mr. Vick received only discretionary options.

Three types of options have been granted under the plan. For options granted prior to March 23, 2009, there are Time-Vesting options that vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance-Vesting Type A and Performance-Vesting Type B options were initially granted so that they could vest in five equal annual increments, but an increment would vest only if the EBITDA target established by the Compensation Committee for the relative year had been met. The 2007 vesting increment vested as a result of the Company having achieved the 2007 EBITDA target. On March 26, 2010, as a result of the decline in the aircraft market conditions and the Company’s declining confidence that it might achieve the previously-established EBITDA targets for years after 2007, these options were amended such that they could still vest and become exercisable if the EBITDA targets are met, but if the EBITDA targets are not met, they will vest in equal annual increments and become exercisable only if certain events occur that involve the disposition of securities by the Onex and GS entities and result in the owner group achieving certain levels of cash-on-cash returns. For the Performance-Vesting Type A grants, exercisability will require a 150% cash-on-cash return, and for the Performance-Vesting Type B grants, exercisability will require a 200% cash-on-cash return. Upon the occurrence of certain events involving the disposition of securities by the Onex and GS entities, all shares underlying outstanding performance-vesting options, including those that did not vest because an EBITDA target was not met, will vest if the Onex and GS entities achieve a specified internal rate of return.

For options granted on or after March 23, 2009, there are Time-Vesting options that vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance-Vesting Type A and Performance-Vesting Type B options were also granted, and were initially granted so that they could vest in five equal annual increments but would be exercisable only if there is a liquidity event, and, for 50% of such options, the achievement of an 8% IRR and a 200% cash-on-cash return, and for the remaining 50% of such options, the achievement of an 8% IRR and a 300% cash-on-cash return. On March 26, 2010, as a result of the decline in the aircraft market conditions, these options were amended such that they will vest in equal annual increments, but will become exercisable only if certain events occur that involve the disposition of securities by the Onex and GS entities and result in the owner group achieving certain levels of cash-on-cash returns. For the Performance-Vesting Type A grants, exercisability will require a 150% cash-on-cash return, and for the Performance-Vesting Type B grants, exercisability will require a 200% cash-on-cash return.

For options granted on or after March 26, 2010, there are Time-Vesting options that vest in five equal annual increments, beginning on the first anniversary of the date of grant. Performance-Vesting Type A and Performance-Vesting Type B options were also granted, and vest in the same annual increments as the time vesting options, but will become exercisable only if certain events occur that involve the disposition of securities by the Onex and GS entities and result in the owner group achieving certain levels of cash-on-cash returns. For the Performance-Vesting Type A grants, exercisability will require a 150% cash-on-cash return, and for the Performance-Vesting Type B grants, exercisability will require a 200% cash-on-cash return.

Outstanding Equity Awards at December 31, 2010

The following table sets forth information regarding unexercised stock options and unvested restricted stock for the named executive officers outstanding as of December 31, 2010.

	Option Awards						Stock Awards
Name	Option Vesting Type	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)
Worth W. Boisture, Jr.	Time	124,375	497,500	—	$8.00	3/23/2019	—	$—
	Performance A	—	—	310,938	$8.00	3/23/2019	—	—
	Performance B	—	—	310,937	$8.00	3/23/2019	—	—
	Time	—	400,000	—	$5.00	3/26/2020	—
							100,000	$400,000
							47,500	$190,000
Sidney E. Anderson	Time	32,660	48,990	—	$10.00	10/13/2018	—	—
	Performance A	—	—	45,925	$10.00	10/13/2018	—	—
	Performance B	—	—	45,295	$10.00	10/13/2018	—	—
	Time	—	100,000	—	$5.00	3/26/2020	—	—
							7,326	$29,304
Shawn W. Vick	Time	18,750	75,000	—	$8.00	7/8/2019	—	—
	Performance A	—	—	56,875	$8.00	7/8/2019	—	—
	Performance B	—	—	56,875	$8.00	7/8/2019	—	—
	Time	—	150,000	—	$5.00	3/26/2020	—	—
							2,000	$8,000
William E. Brown	Time	42,354	28,236	—	$10.00	6/15/2017	—	—
	Performance A	8,470	—	33,882	$10.00	6/15/2017	—	—
	Performance B	8,470	—	33,882	$10.00	6/15/2017	—	—
	Time	—	150,000	—	$5.00	3/26/2020	—	—
							6,438	$25,752
James I. Maslowski	Time	19,765	13,176	—	$10.00	10/7/2017	—	—
	Performance A	3,706	—	—	$10.00	10/7/2017	—	—
	Performance B	3,706	—	—	$10.00	10/7/2017	—	—
	Time	—	100,000	—	$5.00	3/26/2020	—	—
							5,150	$20,600

(1)	Time-Vesting options that expire on June 15, 2017, October 7, 2017, October 13, 2018, March 23, 2019, July 8, 2019 and March 26, 2020 vest in annual 20% increments beginning on June 15, 2008, October 7, 2008, October 13, 2009, March 23, 2010, July 8, 2010 and March 26, 2011, respectively, and on each of the next four anniversaries of such date.
(2)

This column represents unearned Performance-Vesting Type A and Performance-Vesting Type B options. For named executive officers other than Messrs. Boisture and Vick, the Performance-Vesting Type A and Performance-Vesting Type B options vest in equal, annual 20% increments but will become exercisable only if (a) the EBITDA target for the applicable year is achieved (in which case options become exercisable on the date that the Company’s financial statements for the applicable year are presented to the Committee) or (b)(i) with respect to the Performance-Vesting Type A options, there is a Liquidity Event with a 150% cash-on-cash return and (ii) with respect to the Performance-Vesting Type B options, there is a Liquidity Event with a 200% cash-on-cash return. For Messrs. Boisture and Vick, options vest in equal, annual 20% increments but will become exercisable only if (a) with respect to the Performance-Vesting Type A options, there is a Liquidity Event that results in a 150% cash-on-cash return and (b) with respect to the Performance-Vesting Type B options, there is a Liquidity Event that results in a 200% cash-on-cash return.

(3)	The following table sets forth vesting information for the outstanding RSU awards for each named executive officer who held restricted stock units at December 31, 2010.

Name	Date Awarded	Number of Shares of Restricted Stock (5)	Vesting Date
Worth W. Boisture, Jr.	3/23/2009	25,000	3/23/2011
		25,000	3/23/2012
		25,000	3/23/2013
		25,000	3/23/2014
	2/19/2010	47,500	12/31/2011
Sidney E. Anderson	2/19/2010	7,326	12/31/2011
Shawn W. Vick	7/8/2009	500	7/8/2011
		500	7/8/2012
		500	7/8/2013
		500	7/8/2014
William E. Brown	2/19/2010	6,438	12/31/2011
James I. Maslowski	2/19/2010	5,150	12/31/2011

(4)	Market value is based on a per share value of $4.00 on December 31, 2010.
(5)	These restricted stock unit awards will immediately vest in full upon the occurrence of certain events involving the disposition of securities by HBI shareholders affiliated with The Goldman Sachs Group, Inc. and Onex Corporation.

Stock Vested During 2010

The following table provides information regarding vesting of restricted stock units held by the named executive officers during the fiscal year ended December 31, 2010:

Name	Number of Shares Vested	Value Realized Upon Vesting(1)
Worth W. Boisture, Jr.	72,500	$362,500
Sidney E. Anderson	7,326	$36,630
Shawn W. Vick	20,500	$102,500
William E. Brown	6,438	$32,190
James I. Maslowski	5,150	$25,750

(1)	The value realized upon vesting is based on the fair market value on the date of vesting. Under the terms of the Restricted Stock Unit awards granted to Messrs. Boisture and Vick upon commencement of their employment, receipt of the value upon annual vesting of the five equal increments is deferred until all increments have vested. For the 2010 vestings of these Restricted Stock Units, the amounts deferred were $125,000 and $2,500 for Messrs. Boisture and Vick, respectively.

Nonqualified Deferred Compensation

The following table provides details regarding nonqualified deferred compensation under the plan for the named executive officers for the fiscal year ended December 31, 2010:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Balance at December 31, 2010
Worth W. Boisture, Jr.	$—	$27,478	$2,125	$29,603
Sidney E. Anderson	—	—	$1,404	$10,465
Shawn W. Vick	—	$3,681	$127	$3,808
William E. Brown	—	—	$1,770	$15,090
James I. Maslowski	$38,024	$5,889	$11,199	$98,952

(1)	Amounts shown represent amounts the Company contributed in excess of the amounts the Company could contribute to their RISP accounts.
(2)	Earnings include no above-market earnings in 2010.

Potential Payments Upon Termination or Change of Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on December 31, 2010. The information in this section does not include information relating to the following:

•	Distributions under the Hawker Beechcraft Excess Savings and Deferred Compensation Plan—see “Nonqualified Deferred Compensation” above for information regarding this plan.

•

Other payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including under our tax-qualified defined contribution and benefit plans; and

•	Short-term incentive payments that would not be increased due to the termination event.

Acceleration of Vesting Provisions Pertaining to Stock Options and Restricted Stock Units

Under the HBI 2007 Stock Option Plan, in the event of merger, consolidation, statutory exchange of shares of other disposition of 80% or more of the consolidated assets of HBI, an agreement may provide that all unexercisable or otherwise unvested options generally will immediately be deemed exercisable or otherwise vested and the Committee may either (i) cancel the option and make payment to the option holder equal to the excess of the fair market value of the underlying shares over the aggregate exercise price of the option or (ii) provide for the issuance of substitute options or other awards that will preserve, as nearly as practicable, the economic terms of the options. The option agreements generally provide that in the event of the death or disability of a participant, with respect to performance-vesting options, a pro rata share of the additional 20% of the shares underlying the option will vest based on the number of days elapsed in the year prior to the termination of employment, but in the case of performance-vesting options granted before March 23, 2009, only if the EBITDA target for that year is met, and in the case of performance-vesting options granted on or after March 23, 2009, the additional 20% of options will become exercisable only if there is a Liquidity Event. If a participant’s employment is terminated by HBI or a subsidiary without “cause,” as defined in the plan, with respect to time-vesting options, in the event of death or disability, an additional 20% of shares underlying the option that have not yet vested will vest, but, in the case of the performance-vesting options granted before March 23, 2009, only if the EBITDA target for the year in which the termination occurs is met, and in the case of performance-vesting options granted on or after March 23, 2009, the additional 20% of options will become exercisable only if there is a Liquidity Event. In connection with any other termination, all unvested options will be cancelled, and in the case of a participant whose employment has been terminated for cause, all vested but unexercised options, will be cancelled.

For the RSU awards granted on or after March 23, 2009 but on or before December 31, 2009, a participant’s award will become fully vested in the event of a Liquidity Event or Transaction as defined in the agreements. If a participant’s employment is terminated by the Company without “cause,” or for “good reason,” death or disability of the participant, an additional 20% of the participant’s award will vest upon such termination. For awards granted in 2010, if a participant’s employment is terminated by the Company without “cause,” or due to death or disability of the participant, all of theses awards become fully vested. In connection with any other termination, all unvested Restricted Stock Unit award amounts will be cancelled.

2010 Summary of Estimated Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated amounts due each of our named executive officers in each of the events described, assuming the termination occurred on December 31, 2010.

Name and Benefits	Change in Control(1)	Involuntary Termination Not For Cause or Termination for Good Reason(2)	Termination For Cause	Disability(3)	Death(4)
Worth W. Boisture, Jr.
Severance Payment	$567,000	$567,000	$—	$—	$47,250
Bonus Opportunity	567,000	567,000	—	—	—
Pro-Rata Bonus Opportunity (5)	—	—	—	—	—
Benefit Continuance for One Year (estimated)	$11,760	$11,760	—	—	—
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	1,890,000

Total Estimated Potential Payments	$1,145,760	$1,145,760	$—	$—	$1,937,250

Sidney E. Anderson
Severance Payment	$—	$—	$—	$—	$24,750
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	990,000

Total Estimated Potential Payments	$—	$—	$—	$—	$1,014,750

Shawn W. Vick
Severance Payment	$—	$—	$—	$—	$24,750
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—

Total Estimated Potential Payments	$—	$—	$—	$—	$24,750

William E. Brown
Severance Payment	$—	$—	$—	$—	$24,167
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	871,000

Total Estimated Potential Payments	$—	$—	$—	$—	$895,167

James I. Maslowski
Severance Payment	$—	$—	$—	$—	$23,965
Accelerated Vesting of Restricted Stock (6)	—	—	—	—	—
Accelerated Vesting of Options (7)	—	—	—	—	—
Death Benefit Under Executive Life Insurance	—	—	—	—	50,000

Total Estimated Potential Payments	$—	$—	$—	$—	$73,965

(1)	Amounts in this column represent amounts negotiated with Mr. Boisture as part of his employment agreement.
(2)	Amounts in this column for Mr. Boisture represent amounts negotiated with Mr. Boisture as part of his employment agreement.
(3)	In the event of the disability of an executive officer, if he or she elected Long Term Disability coverage under the benefit plan elections, he or she will be entitled to receive payments under that benefit and will be permitted to continue benefits coverage during the disability period. In addition, there are provisions for accelerated vesting of restricted stock and stock options in the event of the disability of an executive officer. If the executive officer is a management shareholder, under the terms of the shareholders’ agreement, there are certain put rights upon termination due to an executive officer’s disability.
(4)	In the event of the death of an executive officer, the Company generally pays one month’s salary to the executive’s surviving spouse, or other beneficiary or estate if there is no surviving spouse, and the executive’s life insurance proceeds would be available upon making a claim. In addition, there are provisions for accelerated vesting of restricted stock and stock options in the event of the death of an executive officer. If the executive officer is a management shareholder, under the terms of the shareholders’ agreement, there are certain put rights for the executive officer’s estate upon termination due to the executive officer’s death.
(5)	Under the terms of the employment agreement with Mr. Boisture, if he leaves the Company for any reason other than “Cause” (as defined in his employment agreement), he or his beneficiary will be eligible to receive a prorated incentive payment for the year in which he terminated.
(6)	Under the terms of the restricted stock agreements, provisions were made to accelerate vesting of some, or all, of such shares depending on the reason for the termination (or if there is a Transaction, as defined in the agreements).

(7)	Under the terms of the stock option agreements, provisions were made to accelerate vesting of some, or all, of such options depending on the reason for the terminations (or if there is a Transaction, as defined in the agreements).

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding capital stock of Hawker Beechcraft Notes Company is owned by Hawker Beechcraft Acquisition Company, LLC, and all of the limited liability company interests of Hawker Beechcraft Acquisition Company, LLC are owned by Hawker Beechcraft, Inc. (“HBI”). The following table sets forth information with respect to the ownership of HBI as of February 25, 2011 for:

•	each person who owns beneficially more than 5% of HBI’s outstanding common stock;

•	each member of the HBI board of directors;

•	each of our named executive officers; and

•	all our executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Owned(2)
GS Capital Partners(3) 200 West Street, 28th Floor, New York, NY 10282	52,000,000.0	49%
Onex Investment Corp.(4) 712 Fifth Avenue, New York, NY 10019	52,000,000.0	49%
Sanjeev K. Mehra, Director and Chairman of the Board(5)	52,000,000.0	49%
Brian Barents, Director(6)	38,343.7	*
Donald G. Cook, Director(7)	41,087.5	*
John F.X. Daly, Director(5)	52,000,000.0	49%
David R. Hirsch, Director(8)	52,000,000.0	49%
Leo F. Mullin, Director(9)	113,081.2	*
Seth M. Mersky, Director(8)	52,000,000.0	49%
Worth W. Boisture, Jr.(10)	571,942.6	*
Sidney E. Anderson(11)	85,481.1	*
Shawn W. Vick(12)	87,845.3	*
William E. Brown(13)	121,146.0	*
James I. Maslowski(14)	65,437.6	*
All directors and executive officers as a group (17 persons)(15)	105,461,712.2	99%

(*)	Less than one percent.
(1)	Unless otherwise indicated, the address of each person listed is c/o Hawker Beechcraft Acquisition Company, LLC, 10511 East Central, Wichita, Kansas 67206.
(2)

The amounts and percentages of common stock beneficially owned are reported on the basis of outstanding shares of common stock (including 179,788 shares of restricted stock units) on February 25, 2011, and in accordance with regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which that person has a right to acquire beneficial ownership within 60 days of February 25, 2011. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(3)

Shares held include shares held by the following entities (collectively, the “GS Funds”): GS Capital Partners VI Fund, L.P., 24,273,116 shares; GS Capital Partners VI Offshore, L.P., 20,189,524 shares; GS Capital Partners VI Parallel, L.P., 6,674,693 shares; and GS Capital Partners VI GmbH & Co. KG, 862,667 shares. Each of the GS Funds has a mailing address c/o Goldman, Sachs & Co., 200 West Street, 28th Floor, New York, New York 10282. Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager of each of the GS Funds, and each of the GS Funds shares voting and investment power with certain of its respective affiliates. Each of the GS Funds is affiliated with or managed by Goldman, Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. Each of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the shares owned by each of the GS Funds, except to the extent of their pecuniary interest therein, if any.

(4)	Shares held include shares held by the following Onex entities: 1597257 Ontario, Inc., 1,057,253.62 shares; Onex Partners II LP, 29,875,678 shares; Onex Partners II GP LP, 453,866.38 shares; Onex US Principals LP, 583,855 shares; and Onex HBI Holdings II Limited S.a.r.l., 20,029,347 shares. Voting and investment decisions with regard to all of the HBI shares held by the Onex entities are made by Onex Corporation.
(5)	Messrs. Mehra and Daly are Managing Directors of Goldman, Sachs & Co. and disclaim beneficial ownership of shares held by the GS Funds except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(6)	Includes 30,500 shares underlying stock options General Barents holds that are exercisable or will become exercisable within 60 days of February 25, 2011.
(7)	Includes 30,500 shares underlying stock options General Cook holds that are exercisable or will become exercisable within 60 days of February 25, 2011.
(8)	Messrs. Hirsch and Mersky disclaim beneficial ownership of shares held by the Onex entities except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(9)	Includes 50,500 shares underlying stock options Mr. Mullin holds that are currently exercisable or will become exercisable within 60 days of February 25, 2011.
(10)	Includes 328,750 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2011, and 126,942.6 Restricted Stock Units, as to all of which Mr. Boisture has voting power.
(11)	Includes 52,660 shares underlying stock options Mr. Anderson holds that are currently exercisable or will become exercisable within 60 days of February 25, 2011, and 7,326 Restricted Stock Units, as to all of which Mr. Anderson has voting power.
(12)	Includes 48,750 shares underlying stock options Mr. Vick holds that are currently exercisable or will become exercisable within 60 days of February 25, 2011, and 2,000Restricted Stock Units, as to all of which Mr. Vick has voting power.
(13)	Includes 89,294.8 shares underlying stock options that Mr. Brown holds are currently exercisable or will become exercisable within 60 days of February 25, 2011, and 6,438 Restricted Stock Units, as to all of which Mr. Brown has voting power.
(14)	Includes 47,176.8 shares underlying stock options Mr. Maslowski holds that are currently exercisable or will become exercisable within 60 days of February 25, 2011, and 5,150 Restricted Stock Units, as to all of which Mr. Maslowski has voting power.
(15)	Includes 878,349 shares underlying stock options that are currently exercisable or will become exercisable within 60 days of February 25, 2011, and 179,788 Restricted Stock Units, all of which may be voted by the holders of these Restricted Stock Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft. We believe that purchases of components from Spirit are based on standard market terms. Onex has advised us that less than .16% of Spirit’s revenues are derived from sales to us.

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

•	Any employment agreement entered into in the ordinary course of business with the approval of the HBI Board of Directors;

•	The fees payable to the GS entities and the Onex entities under the management services arrangement described above under “Management Services Arrangement”;

•	Several agreements entered into in connection with the Acquisition that are described elsewhere in this Annual Report on Form 10-K;

•

Specified transactions with any nationally recognized commercial or investment bank or their affiliates, including those commercial banking, investment banking or other financial advisory transactions and contemplated transactions described above under “Transactions with Related Persons, Promoters and Certain Control Persons”; and

•

Transactions with Spirit of the nature described above under “Transactions with Related Persons, Promoters and Certain Control Persons” which a majority of the disinterested members of the HBI Board of Directors reasonably determines are on commercially reasonable terms.

In addition, HBI has a conflict of interest policy covering, among others, employees and HBI directors, including the named executive officers. If a person covered by the policy is involved in any current or contemplated financial or other interest, relationship, transaction, activity or situation which gives rise to an actual or potential conflict of interest, the person must report the conflict of interest to the Ethics Officer designated by HBI. In the case of employees, our Vice President and General Counsel has the authority regarding determinations, resolutions and corrective actions with respect to conflicts of interest. With regard to HBI directors, our Vice President and General Counsel will consult with members of management reporting directly to the Chief Executive Officer as necessary to address any conflicts.

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

Director Independence

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

The Compensation Committee members are Mr. Mersky (Chairman), General Barents, Mr. Mehra and Mr. Mullin. The Compensation Committee is responsible for, among other things, reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and establishing appropriate levels for all elements of his compensation. It also evaluates the Chief Executive Officer’s performance as it relates to all of these compensatory elements. In addition, the Compensation Committee is responsible for reviewing and making determinations with respect to the Chief Executive Officer’s compensation recommendations for other senior managers and for reviewing with the Chief Executive Officer the performance of the other senior managers. The Compensation Committee also makes recommendations to the HBI Board of Directors regarding director compensation and compensatory plans for senior management. Moreover, the Compensation Committee oversees corporate regulatory compliance with respect to compensation matters.

The Government Security Committee members are General Cook (Chairman), General Barents and Mr. Boisture. The Government Security Committee is responsible for implementing procedures, organizational matters and other aspects pertaining to the security and safeguarding of classified and controlled unclassified information, including exercise of appropriate oversight and monitoring of operations to ensure the required protective measures are effectively maintained and implemented.

Item 14.	Principal Accountant Fees and Services

INDEPENDENT AUDITORS: AUDIT AND NON-AUDIT FEES

The following table sets forth the fees and expenses billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and all other services rendered for the years ended December 31, 2010 and 2009:

(In millions)	2010	2009
Audit Fees (1)	$2.7	$2.7
Audited-Related Fees (2)	—	—
Tax Fees (3)	0.3	0.2

Total	$3.0	$2.9

(1)	Represents fees and expenses for professional services provided in connection with the audit of our annual audited financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of Hawker Beechcraft’s financial statements and not reported under “Audit Fees.” Such services include primarily audits of statutory financial statements and of employee benefit plans. During the year ended December 31, 2010, additional guidance was issued to clarify the presentation of fees. This clarification resulted in the reclassification of “Audit-Related Fees” to be presented as a combined total within “Audit Fees” for 2010 and 2009.
(3)	Represents fees and expenses for tax work performed associated with the Company’s research and development credit for domestic tax compliance and international tax consulting services.

The Audit Committee approves in advance all audit and non-audit services to be provided by the independent auditors. The Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve services. Any such pre-approvals are disclosed to and reviewed by the Audit Committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements of Hawker Beechcraft Acquisition Company, LLC, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Statements of Financial Position at December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Equity and Other Comprehensive Loss for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Report of PricewaterhouseCoopers LLP on the Company’s financial statements filed as part hereof is included in Item 8 of this form 10-K.

(2)	List of financial statement schedules:

•	Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 338-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the

Exhibit Number	Description
Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

4.5	Joint Written Consent, dated as of July 9, 2009, to the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

4.6	Instrument of Resignation, Appointment and Acceptance, dated as of October 15, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Deutsche Bank National Trust Company, and Wells Fargo Bank, N.A. (8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK Election Notes due 2015, and 9.750% Senior Subordinated Notes due 2017) (incorporated by reference to Exhibit 4.1to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008).

4.7.1	Trustee Notice, dated as of March 30, 2009, regarding PIK interest election for interest period beginning April 1, 2009 (incorporated by reference to Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

4.7.2	Trustee Notice dated as of September 28, 2009, regarding PIK interest election for interest period beginning October 1, 2009 (incorporated by reference to Exhibit 4.7.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2010).

4.7.3	Trustee Notice dated as of March 30, 2010, regarding PIK interest election for interest period beginning April 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2010).

4.7.4	Trustee Notice dated as of September 30, 2010, regarding PIK interest election for interest period beginning October 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2010).

4.8	First Supplemental Senior Notes Indenture, dated June 30, 2008, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Hawker Beechcraft International Delivery Corporation and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 and Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on July 17, 2008).

4.9	First Supplemental Senior Subordinated Notes Indenture, dated June 30, 2008, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Hawker Beechcraft International Delivery Corporation and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 and Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on July 17, 2008).

Exhibit Number	Description
10.1.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.1.2	First Amendment to Credit Agreement, dated as of December 19, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft, Inc. and Hawker Beechcraft, Limited (collectively, the “Borrowers”) the financial institutions party thereto, as the Lenders, the Guarantors from time to time party thereto, Credit Suisse, as Administrative Agent and Collateral Agent and Goldman Sachs Credit Partners, L.P., as Auction Manager (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.1.3	Second Amendment to Credit Agreement, dated as of November 6, 2009, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Limited (“HBL” and together with HBAC, the “Borrowers”), the Guarantors (as defined therein) part thereto, and the Lenders (as defined therein) party thereto, amending certain provisions of that certain Credit Agreement, dated as of March 26, 2007 (as amended by that First Amendment to Credit Agreement, dated as of December 19, 2008, by and among Holdings, the Borrowers, Goldman Sachs Credit Partners, L.P. as auction manager, Credit Suisse, as administrative agent and collateral agent (the “Agent”), and the Lenders thereto, among Hawker Beechcraft, Inc., the Borrowers, the financial institutions party thereto, as Lenders, the subsidiaries of Holdings party thereto, the Agent, the other agents named therein, and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on November 6, 2009).

10.2	Incremental Facility Supplement Agreement, dated as of November 25, 2009, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Limited (“HBL” and together with HBAC, the “Borrowers”), the Guarantors (as defined therein) party thereto, the New Term Loan Lenders (as defined therein) party thereto, Credit Suisse AG, Cayman Islands Branch as Agent, and Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P. in their capacities as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2009).

10.3	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the subsidiary parties named therein, and Credit Suisse (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.4	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.1	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James E. Schuster (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.2	*Stock Purchase Agreement, dated March 26, 2007, by and between Hawker Beechcraft, Inc. and James E. Schuster (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6.3	*Letter Agreement Relating to Retention Bonus, dated July 27, 2006, by and between Raytheon Company and James E. Schuster (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.7	*Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange

Commission on December 4, 2007).

10.8	*Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.9.3	*Form of June 2009 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009).

10.9.4	*Form of March 2010 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.8.4 to the Company’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.9.5	*April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010, filed with the Securities and Exchange Commission on May 3, 2010).

10.9.6	*October 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.10.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10.2	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.10.3	*Form of June 2009 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.10.4	*April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010, filed with the Securities and Exchange Commission on May 3, 2010).

10.10.5	*October 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type A) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.11.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.11.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.11.3	*Form of June 2009 Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.11.4	*April 2010 Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2010, filed with the Securities and Exchange Commission on May 3, 2010).

10.11.5	*October 2010 Form of Hawker Beechcraft Inc. Nonqualified Stock Option Agreement (Performance-Vesting Type B) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.12	*Employment Agreement, dated March 26, 2007, by and between Hawker Beechcraft Corporation and James K. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.13	*Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.14	*Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.1	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.15.2	*Form of 2008 Hawker Beechcraft, Inc. Employee Equity Investment Plan Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.16	*Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.1	*Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement Relating to 2007 option grants to certain directors (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.17.2	*Form of Hawker Beechcraft, Inc. 2008 Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.18.1	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.18.2	*Hawker Beechcraft Excess Savings and Deferred Compensation Plan as amended and restated April 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.18.3	*Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated September 16, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.18.4	*Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated December 18, 2009 (incorporated by reference to Exhibit 10.18.4 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.19.1	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.19.2	*Amendment dated June 4, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.19.3	*Amendment dated as of December 30, 2008 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.19.4	*Amendment dated December 28, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried

Employees (incorporated by reference to Exhibit 10.19.4 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.19.5**	*Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, Amended and Restated effective January 1, 2011.

10.20.1	*Hawker Beechcraft Corporation Excess Pension Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.20.2	*Hawker Beechcraft Corporation Amended and Restated Excess Pension Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.21.1	*Hawker Beechcraft, Inc. Employee Equity Investment Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.21.2	*Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan as amended and restated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.22	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc. and Edgar R. Nelson, dated as of November 19, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.23.1	*Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.23.2	*Amended and Restated Separation Agreement, by and between Hawker Beechcraft Corporation and James E. Schuster, dated as of February 19, 2009 (incorporated by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.24	*Letter Agreement, by and between Hawker Beechcraft Corporation and James K. Sanders, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.25.1	*Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.25.2	*First Amendment, dated as of December 30, 2008 to Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.25.3	*Second Amendment, dated as of September 1, 2009, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.25.4	*Third Amendment, dated as of December 18, 2009, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.25.5	*Fourth Amendment, dated as of September 27, 2010, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.25.6**	*Hawker Beechcraft Savings and Investment Plan, Amended and Restated effective January 1, 2011.

10.26.1	*Employment Agreement, dated as of March 23, 2009, by and between Hawker Beechcraft Corporation and Worth W. Boisture (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.2	*Stock Purchase Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.3	*Joinder Agreement, dated as of March 23, 2009, between Worth W. Boisture, Jr. and Hawker Beechcraft, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.4	*Restricted Stock Unit Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.5	*Nonqualified Stock Option Agreement (Time-Vesting), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.6	*Nonqualified Stock Option Agreement (Performance-Vesting Type A), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.26.7	*Nonqualified Stock Option Agreement (Performance-Vesting Type B), dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10. 7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.27.1	*Form of 2008 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.27.2	*Form of June 2009 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009.)

10.28.1	*Form of June 2009 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009).

10.28.2	*Form of March 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.27.2 to the Company’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.29	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Giap Thanh-Nguyen, dated September 4, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.30	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Bradley Hatt, dated January 20, 2010 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.31	*March 26, 2010 Amendment of Certain Nonqualified Performance-Vesting Type A and Certain Nonqualified Performance-Vesting Type B Stock Option Agreements granted prior to March 5, 2010 using the 2007 forms of agreements (incorporated by reference to Exhibit 10.30.1 to the Company’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.32	*March 26, 2010 Amendment of Certain Nonqualified Performance-Vesting Type A and Certain Nonqualified Performance-Vesting Type B Stock Option Agreements granted prior to March 5, 2010 using the 2009 forms of agreements (incorporated by reference to Exhibit 10.30.2 to the Company’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.33	*October 29, 2010 Amendment of Certain Hawker Beechcraft, Inc. Nonqualified Time-Vesting, Nonqualified Performance-Vesting Type A, and Nonqualified Performance-Vesting Type B Stock Option Agreements for the 2007, 2009 and April 2010 Forms of Agreements (incorporated b y reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.34**	*Compensation Program for Certain Directors, effective July 1, 2010.

10.35**	*Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Sidney E. Anderson, dated February 7th, 2011.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

31.1**	Certifications of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.2**	Certifications of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.2**	Certification of the Principal Executive Officer and Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed herewith.

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
Halet A. Murphy

SCHEDULE II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Beginning balance	$4.1	$3.9	$5.5
Charge to costs and expenses	3.3	0.7	1.0
Write-offs net of recoveries(1)	(1.9)	(0.5)	(2.6)

Ending balance	$5.5	$4.1	$3.9

(1)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

Tax Valuation Allowance

	Year Ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Beginning balance	$379.7	$296.9	$6.7
Charge to costs and expenses	136.7	120.1	296.9
Write-offs net of recoveries	(5.2)	(37.3)	(6.7)

Ending balance	$511.2	$379.7	$296.9

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”