Form 10-Q
period 2011-03-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2011-05-05
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$310.7	$422.8
Accounts and notes receivable, net	103.1	118.1
Unbilled revenue	50.3	37.3
Inventories	1,109.6	1,059.9
Current deferred income tax asset, net	2.0	4.0
Prepaid expenses and other current assets	24.4	26.7

Total current assets	1,600.1	1,668.8
Property, plant and equipment, net	467.7	482.2
Goodwill	259.5	259.5
Intangible assets, net	754.1	759.1
Other assets, net	39.6	42.2

Total assets	$3,121.0	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$70.0	$74.6
Advance payments and billings in excess of costs incurred	254.7	266.0
Accounts payable	259.0	221.1
Accrued salaries and wages	46.6	65.0
Accrued interest payable	29.1	14.7
Other accrued expenses	276.4	291.6

Total current liabilities	935.8	933.0
Long-term debt	2,026.3	2,055.1
Accrued pension benefits	343.0	349.4
Other long-term liabilities	78.5	75.1
Noncurrent deferred income tax liability, net	12.9	13.6

Total liabilities	3,396.5	3,426.2

Equity:
Paid-in capital	1,005.5	1,004.5
Accumulated other comprehensive loss	(297.7)	(310.4)
Retained deficit	(986.8)	(912.0)

Total deficit attributable to parent company	(279.0)	(217.9)
Noncontrolling interest	3.5	3.5

Total deficit	(275.5)	(214.4)

Total liabilities and equity	$3,121.0	$3,211.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31, 2011	Three Months Ended March 28, 2010
Sales:
Aircraft and parts	$516.9	$530.7
Services	41.5	37.5

Total sales	558.4	568.2

Cost of sales:
Aircraft and parts	470.5	479.8
Services	35.4	32.5

Total cost of sales	505.9	512.3

Gross profit	52.5	55.9

Restructuring	1.5	1.9
Selling, general and administrative expenses	66.7	56.5
Research and development expenses	22.2	22.6

Operating loss	(37.9)	(25.1)

Interest expense	36.9	36.3
Interest income	(0.2)	(0.1)
Other income, net	(0.8)	(0.3)

Nonoperating expense , net	35.9	35.9

Loss before taxes	(73.8)	(61.0)
Provision for income taxes	1.0	2.4

Net loss	(74.8)	(63.4)
Net income attributable to noncontrolling interest	—	0.1

Net loss attributable to parent company	$(74.8)	$(63.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2010 – March 31, 2011

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity	Total Comprehensive Income (Loss) Attributable to HBAC	Comprehensive Income Attributable to Noncontrolling Interest
Balance at January 1, 2010	$1,000.1	$(607.7)	$(274.1)	$3.9	$122.2
Stock-based compensation	4.4				4.4
Noncontrolling interest activity		0.6		(1.0)	(0.4)
Net (loss) income		(304.9)		0.6	(304.3)	$(304.9)	$0.6
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of $0			(50.5)		(50.5)	(50.5)
Unrealized loss on cash flow hedges, net of tax of $0			(7.3)		(7.3)	(7.3)
Reclassifications of unrealized losses due to maturities, net of tax of $0			22.1		22.1	22.1
Foreign currency translation adjustments, net of tax of $0			(0.6)		(0.6)	(0.6)

Balance at December 31, 2010	1,004.5	(912.0)	(310.4)	3.5	(214.4)	$(341.2)	$0.6

Stock-based compensation	1.0				1.0
Net loss		(74.8)			(74.8)	$(74.8)
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service cost, net of tax of $2.7			4.3		4.3	4.3
Unrealized gain on cash flow hedges, net of tax of $0			2.5		2.5	2.5
Reclassification of unrealized losses due to maturities, net of tax of $0			4.8		4.8	4.8
Foreign currency translation adjustments, net of tax of $0.7			1.1		1.1	1.1

Balance at March 31, 2011	$1,005.5	$(986.8)	$(297.7)	$3.5	$(275.5)	$(62.1)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31, 2011	Three Months Ended March 28, 2010
Cash flows from operating activities:
Net loss	$(74.8)	$(63.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	23.8	21.7
Amortization of intangible assets	10.2	13.2
Amortization of debt issuance costs	2.9	2.3
Amortization of original issue discount	0.7	0.5
Stock-based compensation	1.0	0.9
Change in current and deferred income taxes	1.4	2.2
Gain on sale of fixed assets	0.3	—
Changes in assets and liabilities:
Accounts receivable, net	15.0	17.3
Unbilled revenue, advanced payments and billings in excess of costs incurred	(24.3)	(67.9)
Inventories, net	(9.0)	57.6
Prepaid expenses and other current assets	2.0	(1.0)
Accounts payable	37.9	5.0
Accrued salaries and wages	(18.4)	2.0
Other accrued expenses	(3.1)	15.1
Pension and other changes, net	9.5	3.1
Income taxes payable	2.5	0.1

Net cash (used in) provided by operating activities	(22.4)	8.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(9.7)	(8.3)
Additions to computer software	(5.1)	(0.7)

Net cash used in investing activities	(14.8)	(9.0)

Cash flows from financing activities:
Payment of notes payable	(30.4)	(32.8)
Payment of term loan	(44.5)	—
Payment of revolving credit facility	—	(235.0)

Net cash used in financing activities	(74.9)	(267.8)

Net decrease in cash and cash equivalents	(112.1)	(268.1)
Cash and cash equivalents at beginning of period	422.8	568.8

Cash and cash equivalents at end of period	$310.7	$300.7

Supplemental Disclosures:
Cash paid for interest	$16.3	$4.7
Cash paid (received) for income taxes	$0.2	$(0.1)
Inventories acquired through issuance of notes	$40.7	$31.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Interim Presentation

Hawker Beechcraft Acquisition Company, LLC (“HBAC”) is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft. The accompanying unaudited condensed consolidated financial statements include the accounts of HBAC and its subsidiaries, which are referred to by the terms “we,” “our,” “us,” the “Company” and “Hawker Beechcraft”.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The year-end condensed consolidated statement of financial position was derived from audited financial statements, however, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the SEC. All intercompany balances and transactions have been eliminated in consolidation.

The amortization of prior service cost and actuarial losses associated with our pension and post-retirement obligations was incorrectly recorded as a change in Accrued pension benefits and should have been recorded as a component of Accumulated other comprehensive loss within the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Changes in Equity and Comprehensive Income for each of the first three quarters of 2010. We applied the appropriate accounting treatment related to the amortization of our prior service cost and actuarial losses within our annual report filed on Form 10-K for the year ended December 31, 2010 and within this quarterly report on Form 10-Q for the period ended March 31, 2011. We have quantitatively and qualitatively assessed the impact of the error correction on our consolidated financial statements for each of the quarterly and year-to-date periods ended March 28, 2010, June 27, 2010 and September 30, 2010, and concluded that none of these periods were materially misstated. The following table illustrates the quantitative impact on comprehensive loss for each of the affected prior quarterly periods:

	For the Three-Month Period Ended March 28, 2010		For the Six-Month Period Ended June 27, 2010		For the Nine-Month Period Ended September 30, 2010
	As Previously Presented	As Revised	As Previously Presented	As Revised	As Previously Presented	As Revised
Comprehensive Loss	$(69.2)	$(65.4)	$(121.7)	$(114.0)	$(237.2)	$(225.6)

2. Summary of Significant Accounting Policies

There have been no significant changes in our critical accounting policies since our fiscal year ended December 31, 2010. Refer to the Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of our critical accounting policies.

3. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new standards in the Accounting Standards Codification topic on Fair Value Measurements and Disclosures. These standards require, among other changes, disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements effective beginning the first quarter of 2011. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Other new pronouncements issued but not effective until after March 31, 2011, are not expected to have a material effect on our condensed consolidated financial statements.

4. Inventories

The following table summarizes the components of inventories:

(In millions)	March 31, 2011	December 31, 2010
Materials and purchased parts	$220.1	$231.1
Work in process	736.3	663.5
Finished goods	153.2	165.3

Total	$1,109.6	$1,059.9

5. Derivative Instruments and Hedging Activities

Interest Rate Swap

We entered into an interest rate swap agreement in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of this swap is $150.0 million; it matures on December 31, 2011.

Our counterparty syndicated 40% of the April 2007 swap agreement by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman Brothers”) and another financial institution. On September 15, 2008, Lehman Brothers filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We dedesignated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the dedesignated hedge is being amortized over the life of the debt.

We entered into an additional interest rate swap agreement in June 2009 to effectively convert an additional portion of our variable rate debt to fixed rate debt. The notional amount of this swap is $300.0 million; it matures on June 30, 2011.

Foreign Currency Forward Contracts

We use foreign currency forward contracts, when appropriate, to hedge forecasted United Kingdom pound sterling inventory purchases. The foreign currency forward contracts outstanding at December 31, 2010, matured in January 2011 and no new contracts have been issued during the three months ending March 31, 2011.

Notional Amounts and Fair Values

The following table summarizes the effects derivative instruments have on our condensed consolidated statements of financial position:

	Notional amounts		Other accrued expenses
(In millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts, current	$450.0	$450.0	$5.9	$8.3

Derivatives not designated as hedging instruments:
Interest rate contracts, current	—	—	0.2	0.3
Foreign exchange contracts, current	—	0.3	—	—

Total derivatives not designated as hedging instruments	—	0.3	0.2	0.3

Total derivatives	$450.0	$450.3	$6.1	$8.6

Derivatives not in Cash Flow Hedging Relationships:

The following table summarizes the losses recorded in income from derivative instruments that are not designated in cash flow hedging relationships:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Interest rate contracts (a)	$(0.1)	$(1.0)
Foreign exchange contracts (b)	—	(5.9)

Total	$(0.1)	$(6.9)

(a)	Amounts are included in Interest expense related to the dedesignation of the original hedging relationship
(b)	Amounts are included in Cost of sales

We expect $0.2 million of net unrealized losses related to the dedesignation of the original cash flow hedging relationship to be reclassified from Accumulated other comprehensive loss into Interest expense over the next nine months.

Derivatives in Cash Flow Hedging Relationships:

The following table summarizes the losses reclassified from Accumulated other comprehensive loss into income for the effective portion of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Foreign exchange contracts (a)	$(4.7)	$(2.5)

(a)	Amounts are included in Cost of sales

We expect $0.8 million of net unrealized losses on foreign exchange contracts designated and effective as cash flow hedges to be reclassified from Accumulated other comprehensive loss into Interest expense over the next nine months after March 31, 2011, as the underlying transactions mature and the hedged items impact earnings.

The following table summarizes the gains recorded in income from the ineffective portion and amount excluded from effectiveness testing of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Interest rate contracts (a)	$0.5	$—

(a)	Amounts are included in Interest expense

The following table summarizes the gains (losses) recorded in Accumulated other comprehensive loss from the effective portion of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Interest rate contracts	$2.5	$1.3
Foreign exchange contracts	—	(5.6)

Total	$2.5	$(4.3)

6. Restructuring

During the three months ended March 31, 2011, we continued restructuring actions announced in 2009 and 2010, which were taken as part of our ongoing cost reduction initiatives and in response to lower aircraft production rates that reflected depressed demand in the general aviation industry.

The following table summarizes pre-tax charges related to our restructuring actions:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Business and General Aviation	$1.4	$1.9
Trainer/Attack Aircraft	0.1	—

Total	$1.5	$1.9

The following table summarizes the changes in our restructuring and other reserve balances, which are recorded as Other accrued expenses:

(In millions)	Facilities and Other Consolidation Costs (a)	Severance and Related Costs	Total
Balance at December 31, 2010	$1.1	$4.2	$5.3
Accruals	—	1.5	1.5
Payments	(0.1)	(1.4)	(1.5)

Balance at March 31, 2011	$1.0	$4.3	$5.3

(a)	The facilities and other consolidation costs primarily represent future lease payments for facility closures.

7. Other Accrued Expenses

The following table summarizes the components of other accrued expenses:

	Three Months Ended
(In millions)	March 31, 2011	December 31, 2010
Post-delivery commitments	$54.3	$56.8
Supplier claims	47.8	50.5
Development advances received	28.2	29.6
Product warranty, current	23.1	21.0
Non-warranty repair reserve	19.3	32.8
Unrealized costs reserve	18.0	21.4
Other accrued expenses	85.7	79.5

Total	$276.4	$291.6

8. Debt and Notes Payable

The following table summarizes the components of our debt and notes payable:

(In millions)	March 31, 2011	December 31, 2010
Short-term debt:
Notes payable	$70.0	$59.6
Current portion of long-term debt	—	15.0

Total short-term debt	70.0	74.6

Senior secured term loan due 2014, net of current portion	1,212.8	1,238.3
Incremental secured term loan due 2014, net of current portion	182.9	186.2
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	302.6
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,026.3	2,055.1

Total debt	$2,096.3	$2,129.7

We had $70.0 million of outstanding notes payable to a supplier at March 31, 2011, and $59.6 million outstanding at December 31, 2010. The weighted-average interest rate on these outstanding notes payable was 5.40% at March 31, 2011, and at December 31, 2010. The issuance of these notes was treated as a noncash financing transaction. During the three months ended March 31, 2011, we issued $40.7 million of these notes.

In accordance with our debt agreement, we were required to make a prepayment of principal toward our senior secured and incremental term loans as a result of our excess cash flow for the year 2010. We paid $44.5 million of principal on March 2, 2011, which we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until near maturity of these debt instruments. The weighted average floating interest rate on the secured term loans was 3.39% at March 31, 2011, and at December 31, 2010.

9. Product Warranty

The following table summarizes activity related to our commercial aircraft and parts warranty provisions, the majority of which are recorded in Other long-term liabilities:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Beginning balance	$61.8	$67.9
Accrual for aircraft and part deliveries	4.9	3.9
Reversals related to prior period deliveries	(1.3)	(0.2)
Warranty services provided	(8.8)	(6.0)

Ending balance	$56.6	$65.6

10. Fair Value Measurements

We determine fair value utilizing the following three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

•

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; observable inputs other than quoted prices; and inputs that are derived principally from or corroborated by other observable market data.

•	Level 3 Inputs – Unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011			December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$298.6	$—	$—	$395.7	$—	$—
Liabilities
Interest rate swaps	$—	$(6.1)	$—	$—	$(8.6)	$—

The following table summarizes the effect of recording our interest rate swaps at fair value in our statement of financial position as follows:

(In millions)	March 31, 2011	December 31, 2010
Net derivative liability
Other accrued expenses-current	$(6.1)	$(8.6)

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of our debt:

	March 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,212.8	$1,067.3	$1,251.3	$1,091.7
Incremental secured term loan due 2014	182.9	186.5	188.2	186.4
Senior fixed rate notes	182.9	155.4	182.9	140.4
Senior PIK-election notes	302.6	254.2	302.6	230.0
Senior subordinated notes	145.1	106.6	145.1	82.4

Total	$2,026.3	$1,770.0	$2,070.1	$1,730.9

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended March 31, 2011, was negative 1.4%. The effective tax rate for the three months ended March 28, 2010 was negative 3.9%. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

We have a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pre-tax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance increased to $539.8 million as of March 31, 2011, from $511.2 million at December 31, 2010. The increase in valuation allowance was a result of an increase in our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses. We intend to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

12. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). We also provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table summarizes the components of net pension expense:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Service cost	$6.0	$5.8
Interest cost	14.4	14.4
Expected return on plan assets	(14.3)	(14.3)
Amortization of prior service cost	0.4	0.4
Amortization of net loss	6.7	3.5

Net amount recorded	$13.2	$9.8

The following table summarizes the components of net periodic other benefits expense:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of net gain	(0.1)	(0.1)

Amount recorded	$0.2	$0.2

Total required and discretionary contributions to Pension Benefits plans were $12.5 million for the three months ended March 31, 2011, of anticipated contributions of $51.7 million for the year 2011. Total required and discretionary contributions to Other Benefits plans was $0.1 million for the three months ended March 31, 2011, of anticipated contributions of $0.6 million for the year 2011.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 2009, we matched union and non-union employee contributions up to the first four percent of eligible compensation. The match for all non-union employees was suspended in October 2009 and was reinstated in October 2010, now matching 50% of the first four percent of contributions. Our total match expense was $3.0 million during the three months ended March 31, 2011, and $1.4 million during the three months ended March 28, 2010.

We maintain a retirement investment savings plan (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described previously. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. Total expense for the RISP was $1.4 million during the three months ended March 31, 2011, and $0.8 million during the three months ended March 28, 2010.

13. Stock-Based Compensation

The following tables summarize stock option activity:

	Number of Options
Service-Vesting	Three Months Ended March 31, 2011	Three Months Ended March 28, 2010
Beginning balance	5,349,672	3,694,387
Granted	—	2,362,668
Forfeited or expired	(158,989)	(55,239)

Ending balance	5,190,683	6,001,816

	Number of Options
Performance-Vesting	Three Months Ended March 31, 2011	Three Months Ended March 28, 2010
Beginning balance	3,026,673	3,490,523
Granted	—	212,668
Forfeited or expired	(150,614)	(19,130)

Ending balance	2,876,059	3,684,061

The following table summarizes restricted share activity:

	Number of Options
Restricted Shares	Three Months Ended March 31, 2011	Three Months Ended March 28, 2010
Beginning balance	179,789	158,878
Granted	—	182,829
Vested	(7,326)	(50,536)

Ending balance	172,463	291,171

We recorded stock-based compensation expense of $1.0 million during the three months ended March 31, 2011, and $0.9 million during the three months ended March 28, 2010.

14. Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of HawkerBeechcraft, Inc. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We purchased $2.1 million of components from Spirit during the three months ended March 31, 2011, and $0.7 million during the three months ended March 28, 2010. We owe Spirit $2.1 million at March 31, 2011, for components we have received, as opposed to advance payments made of $0.1 million at March 28, 2010, for goods not yet received.

We are party to a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and Onex Partners II LP. Under the arrangement, we pay these parties an annual aggregate fee of $2.0 million plus reasonable out-of-pocket expenses as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement.

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of March 31, 2011, the debt acquired by the affiliate has not been retired and we will continue to pay interest in accordance with terms of the debt. The affiliates’ outstanding balance of these notes was $159.4 million at March 31, 2011, and at December 31, 2010. The amount of accrued interest associated with these notes was $7.1 million at March 31, 2011, which was paid on April 1, 2011, and $3.6 million at December 31, 2010.

15. Commitments and Contingencies

We lease equipment, office buildings and other facilities in the ordinary course of business, under leases that include standard escalation clauses to reflect changes in price indices as well as renewal options. Our rent expense was $3.3 million for the three months ended March 31, 2011, and $3.1 million for the three months ended March 28, 2010.

We have assigned certain leasehold interests to third parties but remain liable to lessors through 2026 to the extent the assignee defaults on future lease payments amounting to $17.8 million at March 31, 2011, and $18.5 million at December 31, 2010.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments required under these contracts were $2.8 million at March 31, 2011, and $5.4 million December 31, 2010.

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million and excess liability over the per occurrence limits. Raytheon Company retained the liability for claims relating to occurrences after April 1, 2001, through March 25, 2007. We have responsibility for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon Company. The aircraft product liability reserve was $12.9 million at March 31, 2011, and $13.0 million at December 31, 2010, based on management’s estimate of our expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue letters of credit and surety bonds on our behalf to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. The following table summarizes the outstanding items, which expire on various dates through 2016, for which there were stated values:

(In millions)	March 31, 2011	December 31, 2010
Guarantees	$133.6	$117.9
Letters of credit	$48.3	$42.4
Surety bonds	$1.1	$1.1

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $19.2 million at March 31, 2011, and $17.1 million at December 31, 2010. There is a high degree of uncertainty inherent in assessing the likelihood of trade-in commitments.

We are subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of our investment in new aircraft. Comparable agencies, including but not limited to, the European Aviation Safety Agency (“EASA”), regulate these matters in the other countries.

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

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. HBAC has reached a settlement with the FAA with respect to this matter. It does not have a material impact on our financial condition, results of operations or liquidity. The settlement was neither an admission of liability or wrongdoing by HBAC, and there was no finding of any regulatory or other violation.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order and an April 12, 2011 Second Scheduling Order. No accruals have been recorded for this matter as of March 31, 2011.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Post-hearing submissions were completed in October 2010. On April 29, 2011, the ICC issued its Final Award in favor of Airbus in the amount of £6,649,975 plus interest and arbitrator costs, with each party to bear its own legal fees and costs. The effect of this final award is reflected in the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q as of and for the period ended March 31, 2011. The settlement to Airbus was less than the amount previously accrued. This provided a positive impact of $6.0 million on our operating loss within the Business and General Aviation segment that was partially offset by a $2.5 million increase in interest expense.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

16. Business Segment Information

Our reportable segments include the following: Business and General Aviation, Trainer/Attack Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft and related service contracts. Trainer/Attack Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides aftermarket parts and maintenance services as well as refurbishment and upgrade services for our installed fleet of aircraft worldwide. Certain reclassifications have been made between the Business and General Aviation and Customer Support segments in the prior period to conform to the current period presentation, which reflects the change in responsibility over a specific support program.

While some working capital accounts are maintained on a segment basis, many of our assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, other assets, noncurrent liabilities and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of our productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

The following table summarizes our segment financial results:

	Three Months Ended
(In millions)	March 31, 2011	March 28, 2010
Sales:
Business and General Aviation	$286.2	$335.1
Trainer/Attack Aircraft	176.6	142.4
Customer Support	119.6	115.7
Eliminations	(24.0)	(25.0)

Total	$558.4	$568.2

Operating (Loss) Income:
Business and General Aviation	$(86.5)	$(65.6)
Trainer/Attack Aircraft	26.5	20.1
Customer Support	22.1	20.4
Eliminations	—	—

Total	$(37.9)	$(25.1)

Business and General Aviation intersegment sales were $14.9 million for the three months ended March 31, 2011, and $15.4 million for the three months ended March 28, 2010. Customer Support intersegment sales were $9.1 million for the three months ended March 31, 2011, and $9.6 million for the three months ended March 28, 2010. The Trainer/Attack Aircraft segment does not have intersegment sales.

17. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries that are 100% owned by us. The guarantees are full and unconditional. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the U.S.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of March 31, 2011, and December 31, 2010; Condensed Consolidating Statements of Operations for the three months ended March 31, 2011, and the three months ended March 28, 2010; and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011, and the three months ended March 28, 2010.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Financial Position

As of March 31, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$300.8	$0.6	$9.3	$—	$310.7
Accounts and notes receivable, net	—	92.7	10.4	—	103.1
Intercompany receivables	—	13.0	2.0	(15.0)	—
Unbilled Revenue	—	41.1	9.2	—	50.3
Inventories	—	1,101.8	7.8	—	1,109.6
Current deferred income tax asset	1.9	0.1	—	—	2.0
Prepaid expenses and other current assets	(70.0)	93.8	0.6	—	24.4

Total current assets	232.7	1,343.1	39.3	(15.0)	1,600.1
Property, plant and equipment, net	17.4	448.0	2.3	—	467.7
Investment in subsidiaries	1,643.5	—	—	(1,643.5)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	753.5	0.6	—	754.1
Other assets, net	29.9	9.6	0.1	—	39.6

Total assets	$1,923.5	$2,813.7	$42.3	$(1,658.5)	$3,121.0

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$70.0	$—	$—	$—	$70.0
Current portion of industrial revenue bonds (receivable) payable	(61.5)	61.5	—	—	—
Advance payments and billings in excess of costs incurred	—	254.4	0.3	—	254.7
Accounts payable	—	259.6	7.9	(8.5)	259.0
Accrued salaries and wages	—	46.9	(0.3)	—	46.6
Accrued interest payable	27.7	1.4	—	—	29.1
Other accrued expenses	14.6	257.3	4.5	—	276.4

Total current liabilities	50.8	881.1	12.4	(8.5)	935.8
Long-term debt	2,026.3	—	—	—	2,026.3
Industrial revenue bonds (receivable) payable	(225.4)	225.4	—	—	—
Intercompany loan	343.7	(350.8)	13.6	(6.5)	—
Accrued pension benefits	—	343.0	—	—	343.0
Other long-term liabilities	0.3	78.2	—	—	78.5
Noncurrent deferred income tax liability	3.3	9.6	—	—	12.9

Total liabilities	2,199.0	1,186.5	26.0	(15.0)	3,396.5
Total equity	(275.5)	1,627.2	16.3	(1,643.5)	(275.5)

Total liabilities and equity	$1,923.5	$2,813.7	$42.3	$(1,658.5)	$3,121.0

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Financial Position

As of December 31, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$413.3	$0.2	$9.3	$—	$422.8
Accounts and notes receivable, net	—	110.9	7.2	—	118.1
Intercompany receivables	—	13.3	2.1	(15.4)	—
Unbilled Revenue	—	28.7	8.6	—	37.3
Inventories	—	1,052.8	7.1	—	1,059.9
Current deferred income tax asset	4.0	—	—	—	4.0
Prepaid expenses and other current assets	(69.8)	96.0	0.5	—	26.7

Total current assets	347.5	1,301.9	34.8	(15.4)	1,668.8
Property, plant and equipment, net	17.5	462.3	2.4	—	482.2
Investment in subsidiaries	1,674.6	—	—	(1,674.6)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	758.5	0.6	—	759.1
Other assets, net	32.8	9.2	0.2	—	42.2

Total assets	$2,072.4	$2,791.4	$38.0	$(1,690.0)	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$74.6	$—	$—	$—	$74.6
Current portion of industrial revenue bonds (receivable) payable	(61.5)	61.5	—	—	—
Advance payments and billings in excess of costs incurred	—	265.8	0.2	—	266.0
Accounts payable	0.1	222.0	7.6	(8.6)	221.1
Accrued salaries and wages	—	64.7	0.3	—	65.0
Accrued interest payable	14.4	0.3	—	—	14.7
Other accrued expenses	16.7	270.6	4.3	—	291.6

Total current liabilities	44.3	884.9	12.4	(8.6)	933.0
Long-term debt	2,055.1	—	—	—	2,055.1
Industrial revenue bonds (receivable) payable	(225.4)	225.4	—	—	—
Intercompany loan	408.5	(415.0)	13.3	(6.8)	—
Accrued pension benefits	—	349.4	—	—	349.4
Other long-term liabilities	0.3	74.8	—	—	75.1
Noncurrent deferred income tax liability	4.0	9.6	—	—	13.6

Total liabilities	2,286.8	1,129.1	25.7	(15.4)	3,426.2
Total equity	(214.4)	1,662.3	12.3	(1,674.6)	(214.4)

Total liabilities and equity	$2,072.4	$2,791.4	$38.0	$(1,690.0)	$3,211.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Sales	$—	$589.5	$22.9	$(54.0)	$558.4
Cost of sales	—	540.3	19.6	(54.0)	505.9

Gross Profit	—	49.2	3.3	—	52.5

Restructuring, net	—	1.5	—	—	1.5
Selling, general and administrative expenses	0.4	65.3	1.0	—	66.7
Research and development expenses	—	22.2	—	—	22.2

Operating (loss) income	(0.4)	(39.8)	2.3	—	(37.9)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	33.2	3.5	—	—	36.7
Other (income) expense, net	(1.5)	1.8	(1.1)	—	(0.8)

Nonoperating expense (income), net	31.8	5.2	(1.1)	—	35.9

(Loss) income before taxes	(32.2)	(45.0)	3.4	—	(73.8)
(Benefit from) provision for income taxes	(0.4)	1.0	0.4	—	1.0

(Loss) earnings before equity income	(31.8)	(46.0)	3.0	—	(74.8)
Equity loss (income) in subsidiaries	43.0	—	—	(43.0)	—

Net (loss) income	(74.8)	(46.0)	3.0	43.0	(74.8)
Net income attributable to noncontrolling interest	—	—	—	—	—

Net (loss) income attributable to HBAC	$(74.8)	$(46.0)	$3.0	$43.0	$(74.8)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Three Months Ended March 28, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Sales	$—	$611.6	$16.9	$(60.3)	$568.2
Cost of sales	—	557.9	14.7	(60.3)	512.3

Gross Profit	—	53.7	2.2	—	55.9

Restructuring, net	—	1.9	—	—	1.9
Selling, general and administrative expenses	0.3	55.3	0.9	—	56.5
Research and development expenses	—	22.6	—	—	22.6

Operating (loss) income	(0.3)	(26.1)	1.3	—	(25.1)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	35.0	0.2	1.0	—	36.2
Other (income) expense, net	0.2	(0.7)	0.2	—	(0.3)

Nonoperating expense (income), net	35.3	(0.6)	1.2	—	35.9

(Loss) income before taxes	(35.6)	(25.5)	0.1	—	(61.0)
(Benefit from) provision for income taxes	(0.2)	1.9	0.7	—	2.4

(Loss) earnings before equity income	(35.4)	(27.4)	(0.6)	—	(63.4)
Equity loss (income) in subsidiaries	28.0	—	—	(28.0)	—

Net (loss) income	(63.4)	(27.4)	(0.6)	28.0	(63.4)
Net income attributable to noncontrolling interest	—	—	0.1	—	0.1

Net (loss) income attributable to HBAC	$(63.4)	$(27.4)	$(0.7)	$28.0	$(63.5)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Net cash provided by (used in) operating activities	$26.9	$(49.0)	$(0.3)	$—	$(22.4)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(9.7)	—	—	(9.7)
Additions to computer software	—	(5.1)	—	—	(5.1)

Net cash provided by (used in) investing activities	—	(14.8)	—	—	(14.8)

Cash flows from financing activities:
Payment of notes payable	(30.4)	—	—	—	(30.4)
Payment of term loan	(44.5)	—	—	—	(44.5)
Net (repayments to) borrowings from HBAC	(64.5)	64.2	0.3	—	—

Net cash provided by (used in) financing activities	(139.4)	64.2	0.3	—	(74.9)

Net (decrease) increase in cash and cash equivalents	(112.5)	0.4	—	—	(112.1)
Cash and cash equivalents at beginning of period	413.3	0.2	9.3	—	422.8

Cash and cash equivalents at end of period	$300.8	$0.6	$9.3	$—	$310.7

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 28, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Net cash provided by (used in) operating activities	$166.4	$(152.0)	$(5.7)	$—	$8.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(8.3)	—	—	(8.3)
Additions to computer software	—	(0.7)	—	—	(0.7)

Net cash provided by (used in) investing activities	—	(9.0)	—	—	(9.0)

Cash flows from financing activities:
Payment of notes payable	(32.8)	—	—	—	(32.8)
Utilization of revolving credit facility	(235.0)	—	—	—	(235.0)
Net (repayments to) borrowings from HBAC	(166.0)	161.1	4.9	—	—

Net cash provided by (used in) financing activities	(433.8)	161.1	4.9	—	(267.8)

Net (decrease) increase in cash and cash equivalents	(267.4)	0.1	(0.8)	—	(268.1)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$294.6	$0.3	$5.8	$—	$300.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three months ended March 31, 2011, and March 28, 2010, reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”). The terms “we”, “our”, “us”, the “Company” and “Hawker Beechcraft” refer to HBAC and its subsidiaries.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2010.

Cautionary Note Regarding Forward-Looking Statements

All statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report on Form 10-Q includes forward-looking statements including, for example, statements about our business outlook, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are also based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions; production delays resulting from lack of regulatory certifications, work stoppages at our operations facilities, disruption in supply from key vendors and other factors; competition in our existing and future markets; lack of market acceptance of our products and services; the substantial leverage and debt service resulting from our indebtedness; loss or retirement of key executives, and other risks disclosed in our filings with the Securities and Exchange Commission.

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

Our business was formerly owned by Raytheon. On March 26, 2007, Hawker Beechcraft, Inc.,(“HBI”) purchased Raytheon Aircraft Acquisition Company, LLC (which has been renamed Hawker Beechcraft Acquisition Company, LLC) and substantially all of the assets of Raytheon Aircraft Services Limited from Raytheon and some of its affiliates. We refer to this transaction when we use the term “Acquisition”. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to us.

Our Products and Services

We conduct our business through three segments: Business and General Aviation, Trainer/Attack Aircraft and Customer Support. Certain reclassifications have been made between the Business and General Aviation and Customer Support segments to conform to the current period presentation, which reflects the change in responsibility over a specific product support program. A description of our business segments is set forth below.

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

Trainer/Attack Aircraft

Our Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6 Texan II

(“T-6”). In 1995, Raytheon Aircraft (RA) was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this program, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through December 31, 2010, Hawker Beechcraft and RA have delivered 556 trainer aircraft under JPATS contracts, including the 60 T-6B aircraft with upgraded avionics to the U.S. Navy. In addition, HBC has sold and delivered 110 trainer aircraft to international customers, including four T-6C aircraft, the most recent variant of the T-6 trainer. We continue to market the T-6 trainer to certain foreign governments and anticipate additional international awards in the near future. International customers made up 20% of the deliveries in 2010.

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

Customer Support

Our Customer Support segment provides parts and maintenance services to our estimated installed fleet of more than 37,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas, London, England, Dubai, United Arab Emirates, and Singapore. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network consists of the largest number of jet and turboprop service centers in the industry, including 10 company-owned service centers in the U.S., the United Kingdom and Mexico, as well as approximately 100 company-authorized third party service centers in 32 countries.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 28, 2010

(In millions)	March 31, 2011	March 28, 2010
Sales	$558.4	$568.2
Cost of sales	505.9	512.3

Gross margin	52.5	55.9
Restructuring, net	1.5	1.9
Selling, general and administrative expenses	66.7	56.5
Research and development expenses	22.2	22.6

Operating loss	(37.9)	(25.1)

Interest expense	36.9	36.3
Interest income	(0.2)	(0.1)
Other income, net	(0.8)	(0.3)

Nonoperating expense, net	35.9	35.9

Loss before taxes	(73.8)	(61.0)
Provision for income taxes	1.0	2.4

Net loss	(74.8)	(63.4)
Net income attributable to noncontrolling interest	—	0.1

Net loss attributable to parent company	$(74.8)	$(63.5)

Sales

Sales decreased $9.8 million or 1.7% in the three months ended March 31, 2011, when compared to the same period in 2010, reflecting the continued weakness in the general aviation market. Increased sales in our Trainer/Attack Aircraft and Customer Support segments were offset by a decrease in our Business and General Aviation segment.

The following table summarizes our sales by segment, which are described subsequently:

	Three Months Ended
	March 31,	March 28,
(In millions)	2011	2010
Business and General Aviation	$286.2	$335.1
Trainer/Attack Aircraft	176.6	142.4
Customer Support	119.6	115.7
Eliminations	(24.0)	(25.0)

Total	$558.4	$568.2

Business and General Aviation

Business and General Aviation sales decreased $48.9 million or 14.6% in the three months ended March 31, 2011, compared to the three months ended March 28, 2010. Of this total, revenues from new aircraft sales decreased $21.8 million to $243.3 million in the three months ended March 31, 2011, from $265.1 million in the three months ended March 28, 2010. These revenues decreased even though we increased our new aircraft deliveries, as shown in the following table, reflecting the delivery of a higher percentage of relatively lower priced aircraft in the three months ended March 31, 2011.

Contributing to the decreased sales in this business segment, we also recorded lower revenues of $20.7 million from the sale of used aircraft that we received as trade-in during new aircraft sales transactions and lower revenues of $6.4 million from other sources.

The following table summarizes Business and General Aviation new aircraft deliveries:

	Three Months Ended
	March 31,	March 28,
	2011	2010
Hawker 4000	3	4
Hawker 900XP	2	8
Hawker 750	2	—
Hawker 400XP	1	1
Hawker 800XP	1	—
Premier	2	1
King Air	24	15
Pistons	10	5

Total	45	34

Trainer/Attack Aircraft

Trainer/Attack Aircraft sales increased $34.2 million or 24.0% in the three months ended March 31, 2011, compared to the three months ended March 28, 2010, primarily due to increased volume on international trainer contracts that were awarded in late 2009. Revenue is recorded on essentially all contracts in the Trainer/Attack Aircraft segment using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer/Attack Aircraft segment sales, including estimated earned gross margin, are recorded as costs are incurred.

The following table summarizes Trainer/Attack Aircraft new aircraft deliveries:

	Three Months Ended
	March 31,	March 28,
	2011	2010
T-6A Domestic	—	1
T-6B Domestic	13	15
T-6C International	8	—

Total	21	16

Customer Support

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. Sales increased $3.9 million or 3.4% primarily due to market growth in this portion of our industry.

Restructuring, net

We recorded pre-tax charges of $1.5 million during the three months ended March 31, 2011, and $1.9 million during the three months ended March 28, 2010. These charges result from restructuring actions announced in 2009 and 2010, which were taken as part of our ongoing cost reduction initiatives and in response to lower aircraft production rates that resulted from depressed demand in the general aviation industry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $66.7 million, or 11.9% of sales, for the three months ended March 31, 2011, as compared to $56.5 million, or 9.9% of sales, for the three months ended March 28, 2010. The higher expenses reflect our increased focus on international sales and the related expansion of our international sales force.

Research and Development Expense

Research and development expense totaled $22.2 million for the three months ended March 31, 2011, as compared to $22.6 million for the three months ended March 28, 2010. The decrease of $0.4 million reflects the benefit of $0.8 million of incentives for investments in major projects recorded during the three months ended March 31, 2011, as part of the incentive package agreement reached with the State of Kansas in December 2010. We continue to focus our research and development efforts on our Business and General Aviation and Trainer/Attack segments.

Operating (Loss) Income

The following table summarizes Operating (loss) income by segment:

	Three Months Ended
	March 31,	March 28,
(In millions)	2011	2010
Operating (Loss) Income:
Business and General Aviation	$(86.5)	$(65.6)
Trainer/Attack Aircraft	26.5	20.1
Customer Support	22.1	20.4
Eliminations	—	—

Total	$(37.9)	$(25.1)

The increased operating loss was primarily due to decreased operating income in the Business and General Aviation segment as a result of decreased Sales, higher selling expenses associated with the expansion of our international sales force, and expenditures related to factory operations cost-reduction initiatives.

Business and General Aviation

Operating loss increased $20.9 million or 31.9% for the three months ended March 31, 2011, as compared to the three months ended March 28, 2010. In addition to the decreased sales related to the mix of new aircraft delivered, as described previously, the increased operating loss also reflects higher loss-making aircraft charges, higher selling expenses associated with the expansion of our international sales force, and other expenditures related to factory operations cost reduction initiatives. The increase in operating loss was partially offset by a positive impact of recording the resolution of our dispute with Airbus. The Final Award to Airbus was $6.0 million less than the amount previously accrued.

Trainer/Attack Aircraft

Operating income increased $6.4 million or 31.8% for the three months ended March 31, 2011, as compared to the three months ended March 28, 2010, primarily due to the increased sales volumes discussed previously. The use of the cost-to-cost method of revenue recognition causes gross margin to be recorded based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $5.7 million were recorded during the three months ended March 31, 2011, as compared to $3.5 million during the three months ended March 28, 2010.

Customer Support

Operating income increased $1.7 million or 8.3% for the three months ended March 31, 2011, as compared to the three months ended March 28, 2010, primarily due to market growth and cost productivity initiatives across our parts and maintenance service business.

Nonoperating Expense, net

Nonoperating expense, net did not change for the three months ended March 31, 2011, as compared to the three months ended March 28, 2010. A decrease of $2.5 million was primarily comprised of the interest expense on our existing debt as a result of reduced principal balances on the fixed rate debt resulting from debt repayments. This decrease was offset by $2.5 million of interest expense related to the resolution of our dispute with Airbus.

Provision for Income Taxes

Our effective tax rate was negative 1.4% for the three months ended March 31, 2011, and negative 3.9% for the three months ended March 28, 2010. These effective tax rates reflect the impact of the full valuation allowance on our U.S. deferred income tax assets. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

Liquidity and Capital Resources

Cash Flow Analysis

The following table summarizes sources and uses of funds:

	Three Months Ended
	March 31,	March 28,
(In millions)	2011	2010
Net cash (used in) provided by operating activities	$(22.4)	$8.7
Net cash used in investing activities	(14.8)	(9.0)
Net cash used in financing activities	(74.9)	(267.8)

Net decrease in cash and cash equivalents	$(112.1)	$(268.1)

Three Months Ended March 31, 2011

The net cash used in operating activities was primarily due to the decreased earnings discussed previously in combination with decreases in customer service and advance payment balances, management incentive plan and performance pay outflows related to meeting target goals for the 2010 fiscal year and an increase in inventory balances. These changes were partially offset by an increase in accounts payable balances.

Net cash used in investing activities related primarily to expenditures for property, plant and equipment and the implementation of new information systems software throughout the company.

Net cash used in financing activities represents the prepayment of principal toward our senior secured and incremental term loans as well as payments on notes payable used to finance certain aircraft engine purchases.

Three Months Ended March 28, 2010

The net cash provided was primarily due to a continued reduction in inventory balances during the quarter. Customer deposit and advance payment balances declined, however, better inventory management, along with a number of smaller favorable cash impacts resulted in the net positive operating cash flow.

Net cash used in investing activities related primarily to capital expenditures for equipment being used to support the AT-6 development program in our Trainer/Attack Aircraft segment as well as tooling in our Business and General Aviation segment.

Net cash used in financing activities represents the repayment of $235.0 million on the revolving credit facility as well as payments on notes payable used to finance certain aircraft engine purchases.

Capital Resources

The following table summarizes our capital resources:

	March 31,	December 31,
(In millions)	2011	2010
Cash and cash equivalents	$310.7	$422.8
Total debt	2,096.3	2,129.7
Net debt (total debt less cash and cash equivalents)	1,785.6	1,706.9
Total (deficit) equity	(279.0)	(214.4)
Total capitalization (debt plus equity)	1,817.3	1,915.3
Net capitalization (debt plus equity less cash and cash equivalents)	1,506.6	1,492.5
Debt to total capitalization	115%	111%
Net debt to net capitalization	119%	114%

Our total indebtedness at March 31, 2011, included $70.0 million of short-term obligations payable to a third party under a financing arrangement.

In accordance with our debt agreement, we were required to make a prepayment of principal toward our senior secured and incremental term loans as a result of our excess cash flow for the year 2010. We paid $44.5 million of principal on March 2, 2011, which we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until the final payments due at maturity.

As of March 31, 2011, we had $235.3 million available under our revolving credit facility, net of $5.0 million of outstanding letters of credit.

We have used $43.2 million of the $75.0 million available under our synthetic letter of credit facility as of March 31, 2011.

We believe we have sufficient liquidity to meet our cash requirements for the next twelve months. However, additional economic deterioration may further depress the business and general aviation market and delays resolving supplier issues could slow deliveries of certain aircraft, which could require us to take additional measures to meet our liquidity needs.

Debt Covenants

The indentures governing the notes and the credit agreement governing our senior secured credit include usual and customary covenants for notes and credits of this type. These covenants include, but are not limited to, limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in our business or our subsidiaries. As of March 31, 2011, we continued to be in full compliance with all covenants contained in our debt agreements.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the second half of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher second half delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the year could have a materially adverse effect on our full-year financial operating results.

Backlog

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog was $1.5 billion at March 31, 2011, of which 45.4% represented orders expected to be delivered beyond the next twelve months. Our backlog includes significant orders with the U.S. government.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our financial condition, results of operations or liquidity. See Note 15 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2011. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 15 to the unaudited condensed consolidated financial statements). In addition, Raytheon Company retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. HBAC has reached a settlement with the FAA with respect to this matter. It does not have a material impact on our financial condition, results of operations or liquidity. The settlement was neither an admission of liability or wrongdoing by HBAC, and there was no finding of any regulatory or other violation.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order and an April 12, 2011 Second Scheduling Order. No accruals have been recorded for this matter as of March 31, 2011.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which seeks an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Post-hearing submissions were completed in October 2010. On April 29, 2011, the ICC issued its Final Award in favor of Airbus in the amount of £6,649,975 plus interest and arbitrator costs, which each party to bear its own legal fees and costs. The effect of this final award is reflected in the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q as of and for the period ended March 31, 2011. The settlement to Airbus was less than the amount previously accrued. This provided a positive impact of $6.0 million on our operating loss within the Business and General Aviation segment that was partially offset by a $2.5 million increase in interest expense.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position or results of operations. There have been no material changes to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

2011 Management Incentive Plan Adopted

On April 29, 2011, the Board of Directors of Hawker Beechcraft, Inc., parent company of Hawker Beechcraft Acquisition Company, LLC, approved the 2011 Management Incentive Plan (the “MIP”), based upon the recommendation of the Compensation Committee (the “Committee”). The MIP provides a target award amount for each of our named executive officers based on a percentage of their salary and is intended to ensure that a meaningful portion of each executive officer’s total compensation is “at-risk.” Individual award targets are based on the executive’s position within the organization and are approved by the Committee. The individual award targets for 2011 are:

Name	Percentage of Salary Payable at Target Award Level
Worth W. Boisture, Jr.	100%
Sidney E. Anderson	75%
Shawn W. Vick	75%
William E. Brown	75%
James I. Maslowski	60%

The MIP provides for award payments based on quarterly and annual achievement of certain financial measures, and based on annual achievement of certain non-financial performance measures. The performance measures that will be utilized in 2011 are the following: (i) earnings before interest, tax, depreciation and amortization, adjusted for certain significant non-recurring items (“Profit”), (ii) achievement of cost reduction and business optimization projects that the Company has identified, and (iii) objectively determinable business unit specific operational and financial measures. For Messrs. Boisture and Anderson, as corporate employees, the measures are weighted 66% for (i), 34% for (ii), and 0% for (iii). For Messrs. Vick, Brown and Maslowski, as non-corporate employees, the measures are weighted 50% for (i) and 25% for each (ii) and (iii). For each participant, the maximum payout under the MIP is equivalent to 200% of the target award. No award will be paid for the measures described in (iii) if the threshold targets set forth in (i) and (ii) are not achieved. For the measurements described above in (i) and (ii), performance will be measured both quarterly and annually with each quarter’s performance constituting 10% of such measurement’s total weighting and the annual performance constituting 60% of such measurement’s total weighting. For each quarter being measured, in order for there to be a value assigned to a specific goal, participants must meet 80% of target achievement for the goal being measured and, for the annual measurement, participants must meet 90% of target achievement for the goal being measured. If these threshold levels are reached, the participant will receive 50% of the target award for that goal (achievement between such threshold performance levels and the target level will not result in any increase in the award amount). If achievement is 100% or above for a performance measurement, the award amount will be equivalent to the percentage achieved with 200% being the maximum percentage which can be achieved.

The performance targets have been set so that they represent a significant challenge for management and achievement will require significant sales levels, meaningful operating efficiencies, and cash generation sufficient to provide funds needed for debt service, while also demonstrating improvement in key metrics and value capture initiatives. Targets were set for each performance measure near the beginning of the performance cycle. The performance targets and actual performance for these goals are not disclosed because they represent confidential financial information that is not otherwise disclosed to the public. Disclosing this information would cause significant competitive harm to the Company. The metrics would provide competitors with insight into the strategic direction that management is expected to take with respect to the Company and would provide competitors with information concerning our view of market dynamics, as well as margin and pricing data. The targets were set at appropriate levels near the beginning of the performance cycle and were considered sufficient to motivate the achievement of financial performance.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Supplement No. 1 dated as of June 1, 2008 to the Pledge and Security Agreement dated as of March 26, 2007 by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the Subsidiary Parties from time to time party thereto, and Credit Suisse in its capacity as collateral agent for the Secured Parties.

10.2*	Supplement No. 2 dated as of April 8, 2011 to the U.S. Pledge and Security Agreement dated as of March 26, 2007 by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the Subsidiary Parties from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch) in its capacity as collateral agent for the Secured Parties.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ T. PATRICK KELLY
T. Patrick Kelly (Principal Financial Officer)

By:	/s/ GINA E. VASCSINEC
Gina E. Vascsinec, Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ T. PATRICK KELLY
T. Patrick Kelly (Principal Financial Officer)

By:	/s/ GINA E. VASCSINEC
Gina E. Vascsinec, Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2011