Form 10-K/A
period 2010-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2011-08-09
CIK 1396426, 1396427

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

EXPLANATORY NOTE

We are revising our historical financial statements for the fiscal years ended December 31, 2010 and 2009 and the quarters in the fiscal year ended December 31, 2010 due to a typographical error on the consolidated statement of equity and comprehensive loss. This Annual Report on Form 10-K/A reflects such revisions which arose from management’s identification that activity for the ‘Realized prior service cost due to curtailment’, ‘Realized losses due to de-designation’ and ‘Reclassifications of unrealized losses due to maturities’ components of accumulated other comprehensive income did not carry forward into the ‘Total Comprehensive Income Attributable to HBAC’ column within the consolidated statement of equity and comprehensive loss. The identified error had no impact on the consolidated statement of operations, consolidated balance sheet or consolidated statement of cash flows. The consolidated statement of comprehensive loss included within this Annual Report on Form 10-K/A appropriately reflects such activity as a component of comprehensive loss for the fiscal periods ended December 31, 2010 and 2009.

The following tables illustrate the quantitative impact on comprehensive loss for each of the affected annual and quarterly periods (amounts in millions):

For the fiscal year ended
	December 31, 2010		December 31, 2009
	As Previously Presented	As Revised	As Previously Presented	As Revised
Comprehensive Loss	$(363.3)	$(341.2)	$(390.7)	$(316.4)

	For the three-month period ended		For the six-month period ended		For the nine-month period ended
	March 28, 2010		June 27, 2010		September 30, 2010
	As Previously Presented*	As Revised	As Previously Presented*	As Revised	As Previously Presented*	As Revised
Comprehensive Loss	$(65.4)	$(61.9)	$(114.0)	$(104.8)	$(225.6)	$(211.0)

*	As stated per Note 1 of the condensed consolidated financial statements filed on Form 10-Q for the period ended March 31, 2011.

			Page
Part II

	Item 8.	Financial Statements and Supplementary Data	4

Part IV

	Signatures		54

Item 8.	Financial Statements and Supplementary Data

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

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Loss

(In millions)

For the Period January 1, 2008 – December 31, 2010

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Total Comprehensive Income Attributable to HBAC	Total Comprehensive Income Attributable Noncontrolling Interest
Balance at January 1, 2008	$989.2	$2.2	$14.4	$2.8	$1,008.6
Stock-based compensation	7.6				7.6
Net (loss) income		(158.6)		1.4	(157.2)	$(158.6)	$1.4
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of $1.7			(276.1)		(276.1)	(276.1)
Prior service cost, net of tax of $(1.8)			(28.4)		(28.4)	(28.4)
Unrealized loss on cash flow hedges, net of tax of $(1.0)			(114.2)		(114.2)	(114.2)
Foreign currency translation adjustments, net of tax of $1.2			(5.0)		(5.0)	(5.0)

Balance at January 1, 2009	996.8	(156.4)	(409.3)	4.2	435.3	(582.3)	1.4
Stock-based compensation	3.3				3.3
Dividends declared (received)		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Realized prior service cost due to curtailment			5.5		5.5	5.5
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	39.1
Reclassifications of unrealized losses due to maturities, net of tax of $(1.0)			29.7		29.7	29.7
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Balance at December 31, 2009	1,000.1	(607.7)	(274.1)	3.9	122.2	$(316.4)	$0.3

Stock-based compensation	4.4				4.4
Dividends declared (received)		0.6		(1.0)	(0.4)
Net (loss) income		(304.9)		0.6	(304.3)	$(304.9)	$0.6
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of $0			(50.5)		(50.5)	(50.5)
Unrealized loss on cash flow hedges, net of tax of $0			(7.3)		(7.3)	(7.3)
Reclassification of unrealized losses due to maturities, net of tax of $0			22.1		22.1	22.1
Foreign currency translation adjustments, net of tax of $0			(0.6)		(0.6)	(0.6)

Balance at December 31, 2010	$1,004.5	$(912.0)	$(310.4)	$3.5	$(214.4)	$(341.2)	$0.6

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(304.3)	$(451.3)	$(157.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	90.6	91.0	85.6
Amortization of intangible assets	43.8	62.2	73.3
Amortization of debt issuance costs	9.3	12.6	9.6
Amortization of original issue discount	2.2	0.5	—
Amortization of deferred compensation	—	0.3	4.0
Stock-based compensation	4.6	3.3	7.6
Tax on stock vestings	(0.2)	—	—
Change in current and deferred income taxes	(0.9)	(34.0)	101.1
Gain on sale of property, plant and equipment	(1.4)	—	0.9
Gain on repurchase of long-term debt, net of debt issuance costs write-off		(352.1)
Inventory impairments	—	70.7	—
Definite-lived asset impairment	12.6	95.9	—
Goodwill and other indefinite-lived intangible impairment charges	13.0	448.3	—
Pension curtailment	—	5.5	—
Non-cash interest expense	6.9	20.2	—

Changes in assets and liabilities:
Accounts receivable, net	8.3	(23.4)	(23.1)
Unbilled revenue, advanced payments and billings in excess of costs incurred	(60.9)	(181.9)	(45.6)
Inventories, net	389.1	583.0	(280.0)
Prepaid expenses and other current assets	(4.9)	10.5	7.5
Accounts payable	15.2	(189.1)	80.7
Accrued salaries and wages	17.4	(9.0)	(3.9)
Other accrued expenses	69.8	(54.5)	113.9
Pension and other changes, net	(11.4)	67.9	(36.2)
Income taxes payable	(1.0)	0.5	(7.6)
Collection of financing receivables not sold	—	—	0.4

Net cash provided by (used in) operating activities	297.8	177.1	(69.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(32.0)	(51.0)	(70.2)
Additions to computer software	(9.7)	(3.5)	(4.7)
Proceeds from sale of fuel and line operations, net	—	—	123.6
Proceeds from sale of property, plant and equipment	6.5	1.2	1.4

Net cash (used in) provided by investing activities	(35.2)	(53.3)	50.1

Cash flows from financing activities:
Payment of notes payable	(158.7)	(202.2)	(157.3)
Payment of term loan	(15.0)	(13.5)	(13.0)
Issuance of long-term debt	—	188.0	—
Utilization of revolving credit facility	—	235.0	—
Payment of revolving credit facility	(235.0)	(7.6)	—
Proceeds from IRB funding	0.1	4.4	—
Debt repurchase	—	(136.7)	—

Net cash (used in) provided by financing activities	(408.6)	67.4	(170.3)

Effect of exchange rates on cash and cash equivalents	—	—	(2.7)

Net (decrease) increase in cash and cash equivalents	(146.0)	191.2	(191.9)
Cash and cash equivalents at beginning of period	568.8	377.6	569.5

Cash and cash equivalents at end of period	$422.8	$568.8	$377.6

Supplemental Disclosures:
Cash paid for interest	$119.0	$133.8	$189.1
Cash paid (received) for income taxes	2.0	(0.5)	7.6
Net non-cash transfers to (from) property, plant and equipment (to) from inventory	8.0	(21.5)	14.5
Net non-cash transfers from property, plant and equipment to prepaid expenses and other current assets	(3.0)	—	—
Inventories acquired through issuance of notes	158.1	148.9	214.3

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

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

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31, 2010			December 31, 2009			December 31, 2008
(In millions)	Gross Amount	Tax Benefit Provision	Net	Gross Amount	Tax Benefit Provision	Net	Gross Amount	Tax Benefit Provision	Net
Net loss on pension and other benefits	$(235.8)	$(32.2)	$(268.0)	$(181.9)	$(32.2)	$(214.1)	$(233.1)	$(16.0)	$(249.1)
Prior service cost	(15.6)	(0.2)	(15.8)	(18.9)	(0.2)	(19.1)	(26.6)	(1.8)	(28.4)
Unrealized loss on cash flow hedges	(12.9)	(8.5)	(21.4)	(27.8)	(8.5)	(36.3)	(133.5)	7.0	(126.5)
Foreign currency translation	(5.8)	0.6	(5.2)	(5.2)	0.6	(4.6)	(6.5)	1.2	(5.3)

Total	$(270.1)	$(40.3)	$(310.4)	$(233.8)	$(40.3)	$(274.1)	$(399.7)	$(9.6)	$(409.3)

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

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with the accounting standard for fair value measurements:

	December 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,251.3	$1,091.7	$1,264.3	$938.7
Incremental secured term loan due 2014	188.2	186.4	188.0	184.2
Senior fixed rate notes	182.9	140.4	182.9	128.7
Senior PIK-election notes	302.6	230.0	288.7	176.1
Senior subordinated notes	145.1	82.4	145.1	92.9

Total	$2,070.1	$1,730.9	$2,069.0	$1,520.6

The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010:

	December 31, 2010
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Goodwill	$259.5	$—	$—	$259.5	$—
Indefinite-lived intangible assets	340.0	—	—	340.0	(13.0)
Definite-lived assets held for use	599.4	—	—	599.4	(3.6)

Total	$1,198.9	$—	$—	$1,198.9

The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	December 31, 2009
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Goodwill	$259.5	$—	$—	$259.5	$(340.1)
Indefinite-lived intangible assets	352.8	—	—	352.8	(108.2)
Definite-lived assets held for use	603.0	—	—	603.0	(73.0)

Total	$1,215.3	$—	$—	$1,215.3

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

Changes in the net carrying amount of definite-lived intangible assets for the year ended December 31, 2010 are as follows:

(In millions)	Definite-Lived Intangibles, gross January 1, 2010	Accumulated Amortization January 1, 2010	Intangibles Acquired During the Period	Impairment Losses During the Period	Amortization During the Period	Definite-Lived Intangibles, net December 31, 2010	Accumulated Impairment Losses
Technological knowledge	$309.0	$(70.3)	$—	$(0.7)	$(20.0)	$218.0	$(71.4)
Customer relationships	228.0	(39.6)	—	—	(14.4)	174.0	—
Computer software	44.0	(20.3)	9.7	—	(6.3)	27.1	—
Order backlog	61.0	(58.4)	—	—	(2.6)	—	(1.0)
Trademarks/tradenames - definite lives	5.0	(1.6)	—	(2.9)	(0.5)	—	(4.2)

Total	$647.0	$(190.2)	$9.7	$(3.6)	$(43.8)	$419.1	$(76.6)

Changes in the net carrying amount of definite-lived intangible assets for the year ended December 31, 2009 were as follows:

(In millions)	Definite-Lived Intangibles, gross January 1, 2009	Accumulated Amortization January 1, 2009	Intangibles Acquired During the Period	Impairment Losses During the Period	Amortization During the Period	Definite-Lived Intangibles, net December 31, 2009	Accumulated Impairment Losses
Technological knowledge	$380.0	$(45.7)	$—	$(70.7)	$(24.6)	$239.0	$(70.7)
Customer relationships	228.0	(25.2)	—	—	(14.4)	188.4	—
Computer software	40.5	(12.5)	3.5	—	(7.8)	23.7	—
Order backlog	62.0	(43.5)	—	(1.0)	(14.9)	2.6	(1.0)
Trademarks/tradenames - definite lives	6.0	(1.1)	—	(1.3)	(0.5)	3.1	(1.3)

Total	$716.5	$(128.0)	$3.5	$(73.0)	$(62.2)	$456.8	$(73.0)

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

Changes in our restructuring and other reserve balances for the periods shown, which are recorded on the Consolidated Statement of Financial Position as other accrued expenses, are shown in the table as follows:

(In millions)	Facilities and Other Consolidation Costs	Severance and Related Costs	Total
Balance at January 1, 2009	$—	$0.2	$0.2
Accruals	5.1	29.0	34.1
Payments	(4.2)	(27.4)	(31.6)

Balance at December 31, 2009	0.9	1.8	2.7
Accruals	0.9	14.0	14.9
Payments	(0.7)	(11.6)	(12.3)

Balance at December 31, 2010	$1.1	$4.2	$5.3

The facilities and other consolidation costs represent costs related primarily to future lease payments for facility closures.

13.	Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	December 31, 2010	December 31, 2009
Short-term debt:
Notes payable	$59.6	$60.2
Revolving credit facility	—	235.0
Current portion of long-term debt	15.0	15.0

Total short-term debt	74.6	310.2

Senior secured term loan due 2014, net of current portion	1,238.3	1,251.3
Incremental secured term loan due 2014, net of current portion	186.2	186.0
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	288.7
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,055.1	2,054.0

Total debt	$2,129.7	$2,364.2

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

The net periodic benefit cost assumptions for Other Benefits were as follows:

	Other Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Discount rate	5.75%	6.50%	6.50%
Expected return on plan assets	—	—	—
Health care trend rate in the next year	10.00%	8.50%	8.50%
Gradually declining to an ultimate trend rate of:	4.50%	5.00%	5.00%
Year that the rate reaches ultimate trend rate:	2027	2015	2015

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

Date: August 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gina E. Vascsinec	Vice President and Controller	August 9, 2011
Gina E. Vascsinec	(Principal Accounting Officer)

/s/ T. Patrick Kelly	(Principal Financial Officer)	August 9, 2011
T. Patrick Kelly

/s/ W. W. Boisture, Jr.	President	August 9, 2011
W. W. Boisture, Jr.	(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ W. W. Boisture, Jr.
Chief Executive Officer

Date: August 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gina E. Vascsinec	Vice President and Controller	August 9, 2011
Gina E. Vascsinec	(Principal Accounting Officer)

/s/ T. Patrick Kelly	(Principal Financial Officer)	August 9, 2011
T. Patrick Kelly

/s/ W. W. Boisture, Jr.	Chief Executive Officer	August 9, 2011
W. W. Boisture, Jr.	(Principal Executive Officer)

/s/ Alexander L. W. Snyder	Director	August 9, 2011
Alexander L. W. Snyder

/s/ Halet A. Murphy	Director	August 9, 2011
Halet A. Murphy