Form 10-Q
period 2011-06-30
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2011-08-09
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$143.2	$422.8
Accounts receivable, net	138.8	121.0
Unbilled revenue	30.9	34.4
Inventories	1,172.4	1,059.9
Prepaid expenses and other current assets	29.0	30.7

Total current assets	1,514.3	1,668.8
Property, plant and equipment, net	453.5	482.2
Goodwill	259.5	259.5
Intangible assets, net	752.6	759.1
Other assets, net	38.5	42.2

Total assets	$3,018.4	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$69.5	$74.6
Advance payments and billings in excess of costs incurred	224.0	266.0
Accounts payable	277.4	221.1
Accrued salaries and wages	47.2	65.0
Accrued interest payable	14.9	14.7
Other accrued expenses	242.7	291.6

Total current liabilities	875.7	933.0
Long-term debt	2,026.9	2,055.1
Accrued pension benefits	338.6	349.4
Other long-term liabilities	86.2	75.1
Noncurrent deferred income tax liability, net	8.3	13.6

Total liabilities	3,335.7	3,426.2

Equity:
Paid-in capital	1,006.1	1,004.5
Accumulated other comprehensive loss	(289.0)	(310.4)
Retained deficit	(1,038.0)	(912.0)

Total deficit attributable to parent company	(320.9)	(217.9)
Noncontrolling interest	3.6	3.5

Total deficit	(317.3)	(214.4)

Total liabilities and equity	$3,018.4	$3,211.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Sales:
Aircraft and parts	$536.3	$603.7	$1,053.2	$1,134.4
Services	45.4	35.6	86.9	73.1

Total sales	581.7	639.3	1,140.1	1,207.5

Cost of sales:
Aircraft and parts	464.1	536.4	934.6	1,016.2
Services	38.2	30.4	73.6	62.9

Total cost of sales	502.3	566.8	1,008.2	1,079.1

Gross profit	79.4	72.5	131.9	128.4

Restructuring	2.3	3.7	3.8	5.6
Selling, general and administrative expenses	68.0	64.9	134.7	121.4
Research and development expenses	28.7	24.6	50.9	47.2

Operating loss	(19.6)	(20.7)	(57.5)	(45.8)

Interest expense	32.9	36.8	69.8	73.1
Interest income	(0.1)	(0.1)	(0.3)	(0.2)
Other income, net	—	(1.0)	(0.8)	(1.3)

Nonoperating expense, net	32.8	35.7	68.7	71.6

Loss before taxes	(52.4)	(56.4)	(126.2)	(117.4)
Income taxes provision (benefit)	(1.2)	0.2	(0.2)	2.6

Net loss	(51.2)	(56.6)	(126.0)	(120.0)
Net income attributable to noncontrolling interest	0.1	0.2	0.1	0.3

Net loss attributable to parent company	$(51.3)	$(56.8)	$(126.1)	$(120.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)

(In millions)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity	Total Comprehensive Income (Loss) Attributable to HBAC	Comprehensive Income Attributable to Noncontrolling Interest
Balance at January 1, 2010	$1,000.1	$(607.7)	$(274.1)	$3.9	$122.2
Stock-based compensation	2.3				2.3
Noncontrolling interest activity		0.3		(1.0)	(0.7)
Net (loss) income		(120.3)		0.3	(120.0)	$(120.3)	$0.3
Other comprehensive income (loss), net of tax:
Amortization of net actuarial loss and prior service cost, net of tax of $0			7.7		7.7	7.7
Unrealized loss on cash flow hedges, net of tax of $0			(0.5)		(0.5)	(0.5)
Reclassifications of unrealized losses due to cash flow hedge maturities, net of tax of $0			9.2		9.2	9.2
Foreign currency translation adjustments, net of tax of $0			(0.9)		(0.9)	(0.9)

Balance at June 27, 2010	$1,002.4	$(727.7)	$(258.6)	$3.2	$19.3	$(104.8)	$0.3

Balance at January 1, 2011	$1,004.5	$(912.0)	$(310.4)	$3.5	$(214.4)
Stock-based compensation	1.6				1.6
Noncontrolling interest activity		0.1			0.1
Net (loss) income		(126.1)		0.1	(126.0)	$(126.1)	$0.1
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service cost, net of tax of $5.5			8.5		8.5	8.5
Realized net curtailment loss, net of tax of $1.1			1.8		1.8	1.8
Unrealized gain on cash flow hedges, net of tax of $0			4.6		4.6	4.6
Reclassification of unrealized losses due to cash flow hedge maturities, net of tax of $0			5.6		5.6	5.6
Foreign currency translation adjustments, net of tax of $0.6			0.9		0.9	0.9

Balance at June 30, 2011	$1,006.1	$(1,038.0)	$(289.0)	$3.6	$(317.3)	$(104.7)	$0.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30, 2011	June 27, 2010
Cash flows from operating activities:
Net loss	$(126.0)	$(120.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	47.0	43.9
Amortization of intangible assets	19.5	23.3
Amortization of debt issuance costs	5.2	4.7
Amortization of original issue discount	1.3	1.1
Stock-based compensation	1.6	2.3
Change in current and deferred income taxes	2.4	2.1
Gain (loss) on sale of fixed assets	0.3	(1.5)
Noncash interest expense	—	6.9
Changes in assets and liabilities:
Accounts receivable, net	(17.8)	(8.8)
Unbilled revenue, advanced payments and billings in excess of costs incurred	(38.5)	(8.0)
Inventories	(29.4)	79.3
Prepaid expenses and other current assets	(1.9)	(8.0)
Accounts payable	56.3	32.2
Accrued salaries and wages	(17.8)	12.8
Other accrued expenses	(55.2)	(5.5)
Pension and other changes, net	20.1	23.8
Income taxes payable	2.5	(1.1)

Net cash (used in) provided by operating activities	(130.4)	79.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(18.7)	(13.5)
Additions to computer software	(13.0)	(1.5)
Proceeds from sale of property, plant and equipment	0.2	4.7

Net cash used in investing activities	(31.5)	(10.3)

Cash flows from financing activities:
Payment of notes payable	(73.2)	(92.1)
Payment of term loan	(44.5)	(3.8)
Payment of revolving credit facility	—	(235.0)
Proceeds from IRB funding	—	0.1

Net cash used in financing activities	(117.7)	(330.8)

Net decrease in cash and cash equivalents	(279.6)	(261.6)
Cash and cash equivalents at beginning of period	422.8	568.8

Cash and cash equivalents at end of period	$143.2	$307.2

Supplemental Disclosures:
Cash paid for interest	$61.0	$38.5
Cash paid for income taxes	$1.0	$1.3
Net noncash transfers to property, plant and equipment from inventory	$—	$7.9
Net noncash transfers from property, plant and equipment to prepaid expenses and other current assets	$—	$(2.9)
Inventories acquired through issuance of notes	$83.1	$87.2

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information but do not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. The year-end condensed consolidated statement of financial position was derived from audited financial statements, however, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. Reclassifications of certain comparative data have been made to provide consistency with the current presentation. These interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.

The amortization of prior service cost and actuarial losses associated with our pension and post-retirement obligations was incorrectly recorded as a change in Accrued pension benefits and should have been recorded as a component of Accumulated other comprehensive loss within the Condensed Consolidated Statements of Financial Position and Condensed Consolidated Statements of Changes in Equity and Comprehensive Income for each of the first three quarters of 2010. We applied the appropriate accounting treatment related to the amortization of our prior service cost and actuarial losses within our Annual Report filed on Form 10-K for the year ended December 31, 2010 and within this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011. We have quantitatively and qualitatively assessed the impact of the error correction on our consolidated financial statements for each of the quarterly and year-to-date periods ended March 28, 2010, June 27, 2010 and September 30, 2010, and concluded that none of these periods were materially misstated. The following table illustrates the quantitative impact on comprehensive loss for each of the affected prior quarterly periods:

	Three months ended March 28, 2010		Six months ended June 27, 2010		Nine months ended September 30, 2010
	As previously presented	As revised(a)	As previously presented	As revised(a)	As previously presented	As revised(a)
Comprehensive loss	$(69.2)	$(65.4)	$(121.7)	$(114.0)	$(237.2)	$(225.6)

(a)    The amounts have been further revised in our Form 10-K/A for the year ended December 31, 2010, filed on August 9, 2011, to be $(61.9) million for the three months ended March 28, 2010, $(104.8) million for the six months ended June 27, 2010, and $(211.0) million for the nine months ended September 30, 2010.

2. Summary of Significant Accounting Policies

There have been no substantial changes in our significant accounting policies since our fiscal year ended December 31, 2010. Refer to the Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of our significant accounting policies.

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

Other new pronouncements issued but not effective until after June 30, 2011, are not expected to have a material effect on our condensed consolidated financial statements.

4. Inventories

The following table summarizes the components of Inventories:

(In millions)	June 30, 2011	December 31, 2010
Materials and purchased parts	$215.1	$231.1
Work in process	808.4	663.5
Finished goods	148.9	165.3

Total	$1,172.4	$1,059.9

5. Derivative Instruments and Hedging Activities

Interest Rate Swap

We entered into an interest rate swap agreement in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of this swap is $150.0 million and it matures on December 31, 2011.

Our counterparty syndicated 40% of the April 2007 swap agreement by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. and another financial institution. On September 15, 2008, Lehman Brothers Holding, Inc. filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We dedesignated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the dedesignated hedge is being amortized over the life of the debt.

We entered into an additional interest rate swap agreement in June 2009 to effectively convert an additional portion of our variable rate debt to fixed rate debt. The notional amount of this swap was $300.0 million and it matured on June 30, 2011.

Foreign Currency Forward Contracts

We use foreign currency forward contracts, when appropriate, to hedge forecasted United Kingdom pound sterling inventory purchases. The foreign currency forward contracts outstanding at December 31, 2010, matured in January 2011. We entered into additional foreign currency forward contracts in June 2011 with notional values totaling $59.5 million and maturity dates extending from July to December 2011. We elected to not designate these forward contracts as cash flow hedges.

Notional Amounts and Fair Values

The following table summarizes the effects derivative instruments have on our Condensed Consolidated Statements of Financial Position:

	Notional amounts		Other current assets
(In millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Asset derivatives not designated as cash flow hedging relationships:
Foreign currency forward contracts, current	$59.5	$—	$0.6	$—

	Notional amounts		Other accrued expenses
(In millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Liability derivatives designated as cash flow hedging relationships:
Interest rate contracts, current	$150.0	$450.0	$3.3	$8.3

Liability derivatives not designated as cash flow hedging relationships:
Interest rate contracts, current	—	—	0.2	0.3
Foreign currency forward contracts, current	—	0.3	—	—

Total derivatives not designated as cash flow hedging relationships	—	0.3	0.2	0.3

Total liability derivatives	$150.0	$450.3	$3.5	$8.6

Derivatives not in Cash Flow Hedging Relationships:

The following table summarizes the gains (losses) recorded in income from derivative instruments that are not designated in cash flow hedging relationships:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Interest rate contracts (a)	$—	$(0.9)	$(0.1)	$(1.9)
Foreign currency forward contracts (b)	0.6	(0.5)	0.6	(6.4)

Total	$0.6	$(1.4)	$0.5	$(8.3)

(a)	Amounts are included in Interest expense related to the dedesignation of the original hedging relationship
(b)	Amounts are included in Cost of sales

We expect $0.1 million of net unrealized losses related to the dedesignation of the original cash flow hedging relationship to be reclassified from Accumulated other comprehensive loss into Interest expense over the next six months.

Derivatives in Cash Flow Hedging Relationships:

The following table summarizes the gains (losses) recorded in Accumulated other comprehensive loss from the effective portion of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Interest rate contracts	$2.1	$3.6	$4.6	$4.9
Foreign currency forward contracts	—	0.2	—	(5.4)

Total	$2.1	$3.8	$4.6	$(0.5)

The following table summarizes the losses reclassified from Accumulated other comprehensive loss into Cost of sales for the effective portion of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Foreign currency forward contracts	$(0.8)	$(4.8)	$(5.5)	$(7.3)

We have no unrealized losses on foreign currency forward contracts designated and effective as cash flow hedges to reclassify from Accumulated other comprehensive loss into Cost of sales over the next six months as the underlying transactions have matured and the hedged items are reflected fully in earnings.

The following table summarizes the gains recorded in Interest expense from the ineffective portion and amount excluded from effectiveness testing of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Interest rate contracts	$0.5	$—	$1.0	$—

6. Restructuring

During the three and six months ended June 30, 2011, we continued restructuring actions announced in 2009 and 2010, which were taken as part of our ongoing cost reduction initiatives and in response to lower aircraft production rates that reflected depressed demand in the general aviation industry.

The following table summarizes pre-tax charges related to our restructuring actions:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Business and General Aviation	$2.3	$3.4	$3.7	$5.3
Trainer/Attack Aircraft	—	0.3	0.1	0.3

Total	$2.3	$3.7	$3.8	$5.6

The following table summarizes the changes in our restructuring and other reserve balances, which are recorded as Other accrued expenses:

(In millions)	Facilities and Other Consolidation Costs (a)	Severance and Related Costs	Total
Balance at December 31, 2010	$1.1	$4.2	$5.3
Accruals	—	3.8	3.8
Payments	(0.3)	(2.6)	(2.9)

Balance at June 30, 2011	$0.8	$5.4	$6.2

(a)	The facilities and other consolidation costs primarily represent future lease payments for facility closures.

7. Other Accrued Expenses

The following table summarizes the components of Other accrued expenses:

(In millions)	June 30, 2011	December 31, 2010
Post-delivery commitments	$50.0	$56.8
Supplier claims	33.0	50.5
Development advances received	28.2	29.6
Product warranty, current	21.5	21.0
Non-warranty repair reserve	19.9	32.8
Other accrued expenses	90.1	100.9

Total	$242.7	$291.6

8. Debt and Notes Payable

The following table summarizes the components of our debt and notes payable:

	June 30,	December 31,
(In millions)	2011	2010
Short-term debt:
Notes payable	$69.5	$59.6
Current portion of long-term debt	—	15.0

Total short-term debt	69.5	74.6

Senior secured term loan due 2014, net of current portion	1,212.8	1,238.3
Incremental secured term loan due 2014, net of current portion	183.5	186.2
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	302.6
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,026.9	2,055.1

Total debt	$2,096.4	$2,129.7

The weighted average interest rate on our outstanding notes payable was 5.38% at June 30, 2011, and 5.40% at December 31, 2010. We issued $83.1 million of these notes and paid off $73.2 million in the six months ended June 30, 2011. The issuance of these notes was treated as a noncash financing transaction.

In accordance with our debt agreement, we were required to make a prepayment of principal toward our senior secured and incremental term loans as a result of our excess cash flow for the year 2010. We paid $44.5 million of principal on March 2, 2011, which we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until near maturity of these debt instruments. The weighted average floating interest rate on the secured term loans was 3.33% at June 30, 2011, and 3.39% at December 31, 2010.

9. Product Warranty

The following table summarizes activity related to our commercial aircraft and parts warranty provisions, the majority of which are recorded in Other long-term liabilities:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Beginning balance	$56.6	$65.6	$61.8	$67.9
Accrual for aircraft and part deliveries	6.3	4.6	11.1	8.5
Reversals related to prior period deliveries	(0.2)	(0.9)	(1.4)	(1.1)
Warranty services provided	(9.1)	(6.9)	(17.9)	(12.9)

Ending balance	$53.6	$62.4	$53.6	$62.4

10. Fair Value Measurements

We determine fair value utilizing the following three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

•

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; observable inputs other than quoted prices; and inputs that are derived principally from or corroborated by other observable market data.

•	Level 3 Inputs – Unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011			December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$128.7	$—	$—	$395.7	$—	$—
Foreign currency forward contracts	$—	$0.6	$—	$—	$—	$—
Liabilities
Interest rate contracts	$—	$(3.5)	$—	$—	$(8.6)	$—

The following table summarizes the effect of recording our foreign currency forward contracts and interest rate swaps at fair value in our statement of financial position:

	June 30, 2011		December 31, 2010
(In millions)	Foreign Currency Forward Contracts	Interest Rate Contracts	Foreign Currency Forward Contracts	Interest Rate Contracts
Other current assets	$0.6	$—	$—	$—
Other accrued expenses-current	—	(3.5)	—	(8.6)

Net derivative asset (liability)	$0.6	$(3.5)	$—	$(8.6)

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of our debt:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$1,212.8	$1,020.3	$1,251.3	$1,091.7
Incremental secured term loan due 2014	183.5	185.1	188.2	186.4
Senior fixed rate notes	182.9	144.5	182.9	140.4
Senior PIK-election notes	302.6	237.2	302.6	230.0
Senior subordinated notes	145.1	105.2	145.1	82.4

Total	$2,026.9	$1,692.3	$2,070.1	$1,730.9

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate in the six months ended June 30, 2011, was 0.2%. The effective tax rate in the six months ended June 27, 2010 was negative 2.2%. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

We have a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pre-tax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance increased to $597.9 million as of June 30, 2011, from $511.2 million at December 31, 2010. The increase in valuation allowance was a result of an increase in our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses. We intend to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

12. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007. We also provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans.

In October 2010, we announced that we would implement a cost reduction and productivity program that included reducing our factory and shop work forces by approximately 800 employees over a period of time. During the three and six months ended June 30, 2011, we re-measured certain of our benefit plans in connection with these actions. As a result, we recorded a curtailment loss of $3.1 million that reflects the immediate recognition of a portion of the previously unrecognized prior service cost of our hourly employee defined benefit pension plan. We are also recording a curtailment gain of $2.1 million over the related termination period as a result of the re-measurement of our retiree medical plan for union employees. The portion of this gain recognized during the period ended June 30, 2011, was $0.2 million and the remainder is anticipated to be recognized by March 31, 2012.

The following table summarizes the components of net pension expense:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Service cost	$5.9	$5.8	$12.0	$11.6
Interest cost	14.4	14.4	28.7	28.7
Expected return on plan assets	(14.4)	(14.3)	(28.7)	(28.6)
Amortization of prior service cost	0.4	0.4	0.8	0.9
Amortization of net loss	6.7	3.5	13.4	7.0
Pension curtailment loss	3.1	—	3.1	—

Net amount recorded	$16.1	$9.8	$29.3	$19.6

The following table summarizes the components of net periodic other benefits expense:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.3	0.4
Amortization of net gain	(0.1)	(0.1)	(0.2)	(0.2)
Curtailment gain	(0.2)	—	(0.2)	—

Amount recorded	$—	$0.2	$0.1	$0.4

Total required and discretionary contributions to our defined benefit pension and retirement plans were $22.7 million in the six months ended June 30, 2011, of anticipated contributions of $44.2 million for the year 2011. Total required and discretionary contributions to our other postretirement defined benefit plans were $0.1 million in the six months ended June 30, 2011, of anticipated contributions of $0.6 million for the year 2011.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 2009, we matched union and non-union employee contributions up to the first four percent of eligible compensation. The match for all non-union employees was suspended in October 2009 and was reinstated in October 2010, now matching 50% of the first four percent of contributions. Our total match expense was $2.6 million and $5.6 million in the three and six months ended June 30, 2011, compared to $1.4 million and $2.8 million in the three and six months ended June 27, 2010.

We maintain a retirement income savings program (“RISP”), which is part of our defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees participate in the RISP in place of the defined benefit pension and retirement plans described previously. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. Total expense for the RISP was $0.6 million and $2.0 million in the three and six months ended June 30, 2011, compared to $0.9 million and $1.7 million in the three and six months ended June 27, 2010.

13. Stock-Based Compensation

The following tables summarize our stock option activity:

	Number of Options
	Six Months	Six Months
	Ended	Ended
Service-Vesting	June 30, 2011	June 27, 2010
Beginning balance	5,349,672	3,694,387
Granted	—	2,495,168
Forfeited or expired	(239,225)	(404,420)

Ending balance	5,110,447	5,785,135

	Number of Options
	Six Months	Six Months
	Ended	Ended
Performance-Vesting	June 30, 2011	June 27, 2010
Beginning balance	3,026,673	3,490,523
Granted	—	285,168
Forfeited or expired	(175,757)	(157,294)

Ending balance	2,850,916	3,618,397

The following table summarizes restricted share activity:

	Number of Options
	Six Months	Six Months
	Ended	Ended
Restricted Shares	June 30, 2011	June 27, 2010
Beginning balance	179,789	158,878
Granted	—	182,829
Vested	(32,326)	(62,809)

Ending balance	147,463	278,898

We recorded stock-based compensation expense of $0.6 million and $1.6 million in the three and six months ended June 30, 2011, and $1.4 million and $2.3 million in the three and six months ended June 27, 2010.

14. Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of Hawker Beechcraft, Inc. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We purchased components from Spirit of $2.7 million and $4.8 million in the three and six months ended June 30, 2011, and $0.8 million and $1.5 million in the three and six months ended June 27, 2010. We owe Spirit $1.2 million at June 30, 2011, for components we have received, as opposed to advance payments made of $1.7 million at December 31, 2010, for goods not yet received.

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

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of June 30, 2011, the debt acquired by the affiliate has not been retired and we will continue to pay interest in accordance with terms of the debt. The affiliate’s outstanding balance of these notes was $159.4 million at

June 30, 2011, and at December 31, 2010. The amount of accrued interest associated with these notes was $3.6 million at June 30, 2011, and at December 31, 2010.

15. Commitments and Contingencies

We lease equipment, office buildings and other facilities in the ordinary course of business, under leases that include standard escalation clauses to reflect changes in price indices as well as renewal options. Our rent expense was $3.6 million and $6.9 million in the three and six months ended June 30, 2011, and $4.0 million and $7.1 million in the three and six months ended June 27, 2010.

We have assigned certain leasehold interests to third parties but remain liable to lessors through 2026 to the extent the assignee defaults on future lease payments amounting to $17.1 million at June 30, 2011, and $18.5 million at December 31, 2010.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments required under these contracts were $6.1 million at June 30, 2011, and $5.4 million at December 31, 2010.

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million and excess liability over the per occurrence limits. Raytheon Company retained the liability for claims relating to occurrences after April 1, 2001, through March 25, 2007. We have responsibility for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon Company. Our aircraft product liability reserve was $11.8 million at June 30, 2011, and $13.0 million at December 31, 2010, based on management’s estimate of our expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue letters of credit and surety bonds on our behalf to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. The following table summarizes the outstanding items, which expire on various dates through 2016, for which there were stated values:

(In millions)	June 30, 2011	December 31, 2010
Guarantees	$130.3	$117.9
Letters of credit	$41.4	$42.4
Surety bonds	$5.0	$1.1

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $18.6 million at June 30, 2011, and $17.1 million at December 31, 2010. There is a high degree of uncertainty inherent in assessing the likelihood of trade-in commitments.

We are subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of our investment in new aircraft. Comparable agencies, including but not limited to the European Aviation Safety Agency and the Civil Aviation Administration of China, regulate these matters in other countries.

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

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order and an April 12, 2011 Second Scheduling Order, and per a July 20, 2011 Order, fact discovery on the limited issues currently before the Court shall be completed by November 30, 2011. No accruals have been recorded for this matter as of June 30, 2011.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration with the International Chamber of Commerce in Paris initiating proceedings against HBAC. Airbus alleged that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claimed that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleged that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which sought an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Post-hearing submissions were completed in October 2010. On April 29, 2011, the International Chamber of Commerce issued its final award in favor of Airbus in the amount of £6,649,975 plus interest and arbitrator costs, with each party to bear its own legal fees and costs. We paid the final award to Airbus in May 2011. The effect of this final award was reflected in the unaudited condensed consolidated financial statements of our Quarterly Report on Form 10-Q as of and for the period ended March 31, 2011. The settlement to Airbus was less than the amount previously accrued. This provided a positive impact of approximately $6.0 million on our operating loss within the Business and General Aviation segment that was partially offset by a $2.5 million increase in interest expense.

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

The following table summarizes our segment financial results:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Sales:
Business and General Aviation	$291.9	$353.5	$578.1	$688.6
Trainer/Attack Aircraft	177.5	184.8	354.1	327.2
Customer Support	141.2	134.5	260.9	250.2
Eliminations	(28.9)	(33.5)	(53.0)	(58.5)

Total	$581.7	$639.3	$1,140.1	$1,207.5

Operating (Loss) Income:
Business and General Aviation	$(64.9)	$(73.3)	$(151.4)	$(138.9)
Trainer/Attack Aircraft	19.3	32.0	45.8	52.1
Customer Support	26.1	20.7	48.2	41.1
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)

Total	$(19.6)	$(20.7)	$(57.5)	$(45.8)

Business and General Aviation intersegment sales were $16.6 million and $31.5 million in the three and six months ended June 30, 2011, and $19.7 million and $35.1 million in the three and six months ended June 27, 2010. Customer Support intersegment sales were $12.3 million and $21.5 million in the three and six months ended June 30, 2011, and $13.8 million and $23.4 million in the three and six months ended June 27, 2010. The Trainer/Attack Aircraft segment does not have intersegment sales.

17. Subsequent Event

On July 21, 2011, we drew $25.0 million on our revolving credit facility at an interest rate of 1.94% and on August 5, 2011, we drew an additional $25.0 million. These funds will be used for general business purposes.

On August 6, 2011, our union work force ratified a new collective bargaining agreement that expires on August 7, 2016.

On October 22, 2010, we announced that we would implement a cost reduction and productivity program that included reducing our factory and shop work forces by approximately 800 employees over a period of time. As of June 30, 2011 we had accrued approximately $3.8 million in restructuring severance and related costs. As part of the ratification of the collective bargaining agreement approximately $6.0 million of additional incentives were agreed to. We estimate that in the aggregate the severance cost of this program will be approximately $10.0 million.

18. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries that are 100% owned by us. The guarantees are full and unconditional. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the U.S.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of June 30, 2011, and December 31, 2010; Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011, and the three and six months ended June 27, 2010; and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011, and the six months ended June 27, 2010.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Financial Position

As of June 30, 2011

(In millions)

					Condensed
		Guarantor	Non-Guarantor		Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$133.8	$—	$9.4	$—	$143.2
Accounts and notes receivable, net	0.2	129.6	9.2	(0.2)	138.8
Intercompany receivables	—	19.1	2.1	(21.2)	—
Current portion of industrial revenue bonds receivable	55.0	—	—	(55.0)	—
Unbilled revenue	—	19.5	11.4	—	30.9
Inventories	—	1,165.2	7.2	—	1,172.4
Prepaid expenses and other current assets	—	98.2	0.9	(70.1)	29.0

Total current assets	189.0	1,431.6	40.2	(146.5)	1,514.3
Property, plant and equipment, net	17.0	434.1	2.4	—	453.5
Investment in subsidiaries	1,628.7	—	—	(1,628.7)	—
Industrial revenue bonds receivable	196.8	—	—	(196.8)	—
Intercompany loan	—	181.6	—	(181.6)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	752.0	0.6	—	752.6
Other assets, net	29.0	10.6	0.1	(1.2)	38.5

Total assets	$2,060.5	$3,069.4	$43.3	$(2,154.8)	$3,018.4

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$69.5	$—	$—	$—	$69.5
Current portion of industrial revenue bonds payable	—	55.0	—	(55.0)	—
Advance payments and billings in excess of costs incurred	—	223.8	0.2	—	224.0
Accounts payable	—	284.7	6.9	(14.2)	277.4
Accrued salaries and wages	—	46.9	0.3	—	47.2
Accrued interest payable	14.6	0.3	—	—	14.9
Other accrued expenses	88.7	219.0	5.1	(70.1)	242.7

Total current liabilities	172.8	829.7	12.5	(139.3)	875.7
Long-term debt	2,026.9	—	—	—	2,026.9
Industrial revenue bonds payable	—	196.8	—	(196.8)	—
Intercompany loan	177.9	—	10.9	(188.8)	—
Accrued pension benefits	—	338.6	—	—	338.6
Other long-term liabilities	0.3	85.9	—	—	86.2
Noncurrent deferred income tax liability	—	9.5	—	(1.2)	8.3

Total liabilities	2,377.9	1,460.5	23.4	(526.1)	3,335.7
Total equity	(317.4)	1,608.9	19.9	(1,628.7)	(317.3)

Total liabilities and equity	$2,060.5	$3,069.4	$43.3	$(2,154.8)	$3,018.4

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Financial Position

As of December 31, 2010

(In millions)

					Condensed
		Guarantor	Non-Guarantor		Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$413.3	$0.2	$9.3	$—	$422.8
Accounts and notes receivable, net	—	113.8	7.2	—	121.0
Intercompany receivables	—	13.3	2.1	(15.4)	—
Current portion of industrial revenue bonds receivable	61.5	—	—	(61.5)	—
Unbilled revenue	—	25.8	8.6	—	34.4
Inventories	—	1,052.8	7.1	—	1,059.9
Prepaid expenses and other current assets	—	96.0	0.5	(65.8)	30.7

Total current assets	474.8	1,301.9	34.8	(142.7)	1,668.8
Property, plant and equipment, net	17.5	462.3	2.4	—	482.2
Investment in subsidiaries	1,674.6	—	—	(1,674.6)	—
Industrial revenue bonds receivable	225.4	—	—	(225.4)	—
Intercompany loan	—	415.0	—	(415.0)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	758.5	0.6	—	759.1
Other assets, net	32.8	9.2	0.2	—	42.2

Total assets	$2,425.1	$3,206.4	$38.0	$(2,457.7)	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$74.6	$—	$—	$—	$74.6
Current portion of industrial revenue bonds payable	—	61.5	—	(61.5)	—
Advance payments and billings in excess of costs incurred	—	265.8	0.2	—	266.0
Accounts payable	0.1	222.0	7.6	(8.6)	221.1
Accrued salaries and wages	—	64.7	0.3	—	65.0
Accrued interest payable	14.4	0.3	—	—	14.7
Other accrued expenses	82.5	270.6	4.3	(65.8)	291.6

Total current liabilities	171.6	884.9	12.4	(135.9)	933.0
Long-term debt	2,055.1	—	—	—	2,055.1
Industrial revenue bonds payable	—	225.4	—	(225.4)	—
Intercompany loan	408.5	—	13.3	(421.8)	—
Accrued pension benefits	—	349.4	—	—	349.4
Other long-term liabilities	0.3	74.8	—	—	75.1
Noncurrent deferred income tax liability	4.0	9.6	—	—	13.6

Total liabilities	2,639.5	1,544.1	25.7	(783.1)	3,426.2
Total equity	(214.4)	1,662.3	12.3	(1,674.6)	(214.4)

Total liabilities and equity	$2,425.1	$3,206.4	$38.0	$(2,457.7)	$3,211.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2011

(In millions)

					Condensed
		Guarantor	Non-Guarantor		Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$614.6	$24.2	$(57.1)	$581.7
Cost of sales	—	538.9	20.5	(57.1)	502.3

Gross Profit	—	75.7	3.7	—	79.4

Restructuring, net	—	2.3	—	—	2.3
Selling, general and administrative expenses	0.3	66.6	1.1	—	68.0
Research and development expenses	—	28.7	—	—	28.7

Operating (loss) income	(0.3)	(21.9)	2.6	—	(19.6)

Intercompany interest expense (income), net	0.2	(0.2)	—	—	—
Interest expense, net	31.8	1.0	—	—	32.8
Other (income) expense, net	0.2	1.4	(1.6)	—	—

Nonoperating expense (income), net	32.2	2.2	(1.6)	—	32.8

(Loss) income before taxes	(32.5)	(24.1)	4.2	—	(52.4)
Income tax provision (benefit)	(1.4)	(0.2)	0.4	—	(1.2)

(Loss) earnings before equity income	(31.1)	(23.9)	3.8	—	(51.2)
Equity loss (income) in subsidiaries	20.1	—	—	(20.1)	—

Net (loss) income	(51.2)	(23.9)	3.8	20.1	(51.2)
Net income attributable to noncontrolling interest	—	—	0.1	—	0.1

Net (loss) income attributable to HBAC	$(51.2)	$(23.9)	$3.7	$20.1	$(51.3)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2011

(In millions)

					Condensed
		Guarantor	Non-Guarantor		Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$1,204.1	$47.1	$(111.1)	$1,140.1
Cost of sales	—	1,079.2	40.1	(111.1)	1,008.2

Gross Profit	—	124.9	7.0	—	131.9

Restructuring, net	—	3.8	—	—	3.8
Selling, general and administrative expenses	0.7	131.9	2.1	—	134.7
Research and development expenses	—	50.9	—	—	50.9

Operating (loss) income	(0.7)	(61.7)	4.9	—	(57.5)

Intercompany interest expense (income), net	0.3	(0.3)	—	—	—
Interest expense, net	65.0	4.5	—	—	69.5
Other (income) expense, net	(1.3)	3.2	(2.7)	—	(0.8)

Nonoperating expense (income), net	64.0	7.4	(2.7)	—	68.7

(Loss) income before taxes	(64.7)	(69.1)	7.6	—	(126.2)
Income tax provision (benefit)	(1.8)	0.8	0.8	—	(0.2)

(Loss) earnings before equity income	(62.9)	(69.9)	6.8	—	(126.0)
Equity loss (income) in subsidiaries	63.1	—	—	(63.1)	—

Net (loss) income	(126.0)	(69.9)	6.8	63.1	(126.0)
Net income attributable to noncontrolling interest	—	—	0.1	—	0.1

Net (loss) income attributable to HBAC	$(126.0)	$(69.9)	$6.7	$63.1	$(126.1)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Three Months Ended June 27, 2010

(In millions)

					Condensed
		Guarantor	Non-Guarantor		Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$678.3	$18.2	$(57.2)	$639.3
Cost of sales	—	607.4	16.6	(57.2)	566.8

Gross Profit	—	70.9	1.6	—	72.5

Restructuring, net	—	3.7	—	—	3.7
Selling, general and administrative expenses	0.4	63.3	1.2	—	64.9
Research and development expenses	—	24.6	—	—	24.6

Operating (loss) income	(0.4)	(20.7)	0.4	—	(20.7)

Intercompany interest expense (income), net	0.1	(0.1)	—	—	—
Interest expense, net	35.5	1.2	—	—	36.7
Other (income) expense, net	(0.6)	(2.0)	1.6	—	(1.0)

Nonoperating expense (income), net	35.0	(0.9)	1.6	—	35.7

(Loss) income before taxes	(35.4)	(19.8)	(1.2)	—	(56.4)
Income tax provision (benefit)	(0.7)	0.8	0.1	—	0.2

(Loss) earnings before equity income	(34.7)	(20.6)	(1.3)	—	(56.6)
Equity loss (income) in subsidiaries	21.9	—	—	(21.9)	—

Net (loss) income	(56.6)	(20.6)	(1.3)	21.9	(56.6)
Net income attributable to noncontrolling interest	—	—	0.2	—	0.2

Net (loss) income attributable to HBAC	$(56.6)	$(20.6)	$(1.5)	$21.9	$(56.8)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Six Months Ended June 27, 2010

(In millions)

					Condensed
		Guarantor	Non-Guarantor		Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$1,289.9	$35.1	$(117.5)	$1,207.5
Cost of sales	—	1,165.3	31.3	(117.5)	1,079.1

Gross Profit	—	124.6	3.8	—	128.4

Restructuring, net	—	5.6	—	—	5.6
Selling, general and administrative expenses	0.7	118.6	2.1	—	121.4
Research and development expenses	—	47.2	—	—	47.2

Operating (loss) income	(0.7)	(46.8)	1.7	—	(45.8)

Intercompany interest expense (income), net	0.2	(0.2)	—	—	—
Interest expense, net	70.5	1.4	1.0	—	72.9
Other (income) expense, net	(0.4)	(2.7)	1.8	—	(1.3)

Nonoperating expense (income), net	70.3	(1.5)	2.8	—	71.6

(Loss) income before taxes	(71.0)	(45.3)	(1.1)	—	(117.4)
Income tax provision (benefit)	(0.9)	2.7	0.8	—	2.6

(Loss) earnings before equity income	(70.1)	(48.0)	(1.9)	—	(120.0)
Equity loss (income) in subsidiaries	49.9	—	—	(49.9)	—

Net (loss) income	(120.0)	(48.0)	(1.9)	49.9	(120.0)
Net income attributable to noncontrolling interest	—	—	0.3	—	0.3

Net (loss) income attributable to HBAC	$(120.0)	$(48.0)	$(2.2)	$49.9	$(120.3)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(In millions)

		Guarantor	Non-Guarantor		Condensed Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$34.1	$(167.1)	$2.6	$—	$(130.4)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(18.6)	(0.1)	—	(18.7)
Additions to computer software	—	(13.0)	—	—	(13.0)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2

Net cash provided by (used in) investing activities	—	(31.4)	(0.1)	—	(31.5)

Cash flows from financing activities:
Payment of notes payable	(73.2)	—	—	—	(73.2)
Payment of term loan	(44.5)	—	—	—	(44.5)
Industrial revenue bond receipts (payments)	35.1	(35.1)	—	—	—
Net (repayments to) borrowings from HBAC	(231.0)	233.4	(2.4)	—	—

Net cash provided by (used in) financing activities	(313.6)	198.3	(2.4)	—	(117.7)

Net (decrease) increase in cash and cash equivalents	(279.5)	(0.2)	0.1	—	(279.6)
Cash and cash equivalents at beginning of period	413.3	0.2	9.3	—	422.8

Cash and cash equivalents at end of period	$133.8	$—	$9.4	$—	$143.2

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 27, 2010

(In millions)

		Guarantor	Non-Guarantor		Condensed Consolidated
	HBAC	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$261.9	$(177.8)	$(4.6)	$—	$79.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(13.4)	(0.1)	—	(13.5)
Additions to computer software	—	(1.5)	—	—	(1.5)
Proceeds from sale of property, plant and equipment	—	4.7	—	—	4.7

Net cash used in investing activities	—	(10.2)	(0.1)	—	(10.3)

Cash flows from financing activities:
Payment of notes payable	(92.1)	—	—	—	(92.1)
Payment of notes payable	(3.8)	—	—	—	(3.8)
Utilization of revolving credit facility	(235.0)	—	—	—	(235.0)
Industrial revenue bond receipts (payments)	38.6	(38.5)	—	—	0.1
Net (repayments to) borrowings from HBAC	(230.2)	226.5	3.7	—	—

Net cash provided by (used in) financing activities	(522.5)	188.0	3.7	—	(330.8)

Net (decrease) increase in cash and cash equivalents	(260.6)	—	(1.0)	—	(261.6)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$301.4	$0.2	$5.6	$—	$307.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2011, and June 27, 2010, reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”). The terms “we”, “our”, “us”, the “Company” and “Hawker Beechcraft” refer to HBAC and its subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

All statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report on Form 10-Q includes forward-looking statements including, for example, statements about our business outlook, our liquidity, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are also based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are disruption in supply from key vendors; work stoppages at our operations facilities; the substantial leverage and debt service resulting from our indebtedness; production delays resulting from lack of regulatory certifications; general business and economic conditions; competition in our existing and future markets; lack of market acceptance of our products and services; loss or retirement of key executives; and other risks disclosed in our filings with the Securities and Exchange Commission.

Our Company

Hawker Beechcraft is a world-leading manufacturer of business, special mission and trainer/attack aircraft; designing, marketing and supporting aviation products and services for businesses, governments and individuals worldwide. The Company leads the industry with a global network of more than 100 factory-owned and authorized service centers to support an installed fleet of more than 37,000 aircraft.

Our business was formerly owned by Raytheon. On March 26, 2007, Hawker Beechcraft, Inc., purchased Raytheon Aircraft Acquisition Company, LLC (which has been renamed Hawker Beechcraft Acquisition Company, LLC) and substantially all of the assets of Raytheon Aircraft Services Limited from Raytheon and some of its affiliates. We refer to this transaction when we use the term “Acquisition”. Following the Acquisition, Hawker Beechcraft, Inc., contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to us.

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

Trainer/Attack Aircraft

Our Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6 Texan II (“T-6”). In 1995, Raytheon Aircraft was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System

(“JPATS”) program. Under this program, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through December 31, 2010, Hawker Beechcraft and Raytheon Aircraft have delivered 556 trainer aircraft under JPATS contracts, including the 60 T-6B aircraft with upgraded avionics to the U.S. Navy. In addition, HBC has sold and delivered 110 trainer aircraft to international customers, including four T-6C aircraft, the most recent variant of the T-6 trainer. We continue to market the T-6 trainer to certain foreign governments and anticipate additional international awards in the near future. International customers made up 20% of the deliveries in 2010.

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

Customer Support

Our Customer Support segment provides parts and maintenance services to our installed fleet of more than 37,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas, London, England, Dubai, United Arab Emirates, and Singapore. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network consists of the largest number of jet and turboprop service centers in the industry, including 10 company-owned service centers in the U.S., the United Kingdom and Mexico, as well as approximately 100 company-authorized third party service centers in 32 countries.

Results of Operations

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Sales	$581.7	$639.3	$1,140.1	$1,207.5
Cost of sales	502.3	566.8	1,008.2	1,079.1

Gross margin	79.4	72.5	131.9	128.4
Restructuring, net	2.3	3.7	3.8	5.6
Selling, general and administrative expenses	68.0	64.9	134.7	121.4
Research and development expenses	28.7	24.6	50.9	47.2

Operating loss	(19.6)	(20.7)	(57.5)	(45.8)

Interest expense	32.9	36.8	69.8	73.1
Interest income	(0.1)	(0.1)	(0.3)	(0.2)
Other income, net	—	(1.0)	(0.8)	(1.3)

Nonoperating expense, net	32.8	35.7	68.7	71.6

Loss before taxes	(52.4)	(56.4)	(126.2)	(117.4)
Income taxes provision (benefit)	(1.2)	0.2	(0.2)	2.6

Net loss	(51.2)	(56.6)	(126.0)	(120.0)
Net income attributable to noncontrolling interest	0.1	0.2	0.1	0.3

Net loss attributable to parent company	$(51.3)	$(56.8)	$(126.1)	$(120.3)

Sales

Sales decreased $57.6 million or 9.0% in the three months ended June 30, 2011, and $67.4 million or 5.6% in the six months ended June 30, 2011, when compared to the corresponding periods in 2010. The decreases reflect the continued weakness in the general aviation market and recent supply issues discussed subsequently.

The following table summarizes our sales by segment, which are described subsequently:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Business and General Aviation	$291.9	$353.5	$578.1	$688.6
Trainer/Attack Aircraft	177.5	184.8	354.1	327.2
Customer Support	141.2	134.5	260.9	250.2
Eliminations	(28.9)	(33.5)	(53.0)	(58.5)

Total	$581.7	$639.3	$1,140.1	$1,207.5

Business and General Aviation

Business and General Aviation sales decreased $61.6 million or 17.4% in the three months ended June 30, 2011, when compared to the corresponding period in 2010. This decrease is in large part the result of a $35.8 million reduction in revenues from the sale of used aircraft that we received as trade-ins during new aircraft sales transactions. In addition, revenues from new aircraft sales decreased $23.2 million or 8.3% to $257.8 million in this period from $281.0 million in the three months ended June 27, 2010, primarily reflecting a reduction in the deliveries of Hawker 4000 jet aircraft and other aircraft, as shown in a following table. We are also experiencing supply disruptions that have affected our production of Hawker 4000 and King Air aircraft and deferred some deliveries of Hawker 4000 jet aircraft in the second quarter. We currently anticipate resolution of the supply issues during the third and fourth quarters of 2011, however, we also expect they will result in fewer deliveries of Hawker 4000 and King Air aircraft in the second half of the year.

Business and General Aviation sales decreased $110.5 million or 16.0% in the six months ended June 30, 2011, when compared to the corresponding period in 2010. This decrease is partially the result of a $56.4 million reduction in revenues from the sale of used aircraft that we received as trade-ins during new aircraft sales transactions. In addition, revenues from new aircraft sales decreased $45.0 million or 8.2% to $501.1 million in the six months ended June 30, 2011, from $546.1 million in the six months ended June 27, 2010. Our new aircraft revenues decreased in the six month comparison primarily as the result of fewer jet aircraft deliveries of the Hawker 4000s, Hawker 900XPs and Hawker 400XPs.

The following table summarizes Business and General Aviation new aircraft deliveries:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Hawker 4000	1	4	4	8
Hawker 900XP	4	3	6	11
Hawker 800XP/850XP	—	1	1	1
Hawker 750	2	1	4	1
Hawker 400XP	—	2	1	3
Premier	3	2	5	3
King Air	25	24	49	39
Pistons	9	17	19	22

Total	44	54	89	88

Trainer/Attack Aircraft

Trainer/Attack Aircraft sales decreased $7.3 million or 4.0% in the three months ended June 30, 2011, and increased $26.9 million or 8.2% in the six months ended June 30, 2011, when compared to the corresponding periods in 2010. These variances reflect the comparative volumes of aircraft sold in the corresponding periods, as disclosed on the following table. The increase in international sales, related to international trainer contracts that were awarded in late 2009, are offset by lower domestic sales related to the JPATS contract. Revenue is recorded on essentially all contracts in the Trainer/Attack Aircraft segment using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer/Attack Aircraft segment sales, including estimated earned gross margin, are recorded as costs are incurred.

The following table summarizes Trainer/Attack Aircraft new aircraft deliveries:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
T-6A Domestic	—	8	—	9
T-6B Domestic	17	14	30	29
T-6C International	4	—	12	—

Total	21	22	42	38

Customer Support

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. Sales increased $6.7 million or 5.0% in the three months ended June 30, 2011, and $10.7 million or 4.3% in the six months ended June 30, 2011, when compared to the corresponding periods in 2010, primarily due to revenue growth at our company owned service centers. These revenues have been largely driven by improved product offerings.

Restructuring, net

We recorded pre-tax charges of $2.3 million and $3.8 million in the three and six months ended June 30, 2011, as compared to $3.7 million and $5.6 million in the three and six months ended June 27, 2010. These charges result from restructuring actions announced in 2009 and 2010, which were taken as part of our ongoing cost reduction initiatives and in response to lower aircraft production rates that resulted from depressed demand in the general aviation industry and primarily relate to employee severance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $68.0 million and $134.7 million in the three and six months ended June 30, 2011, as compared to $64.9 million and $121.4 million in the three and six months ended June 27, 2010. The higher expenses in 2011 reflect the expansion of our global sales force.

Research and Development Expense

Research and development expense totaled $28.7 million and $50.9 million in the three and six months ended June 30, 2011, as compared to $24.6 million and $47.2 million in the three months and six months ended June 27, 2010. We continue to focus our research and development efforts on our Business and General Aviation and Trainer/Attack segments. The 2011 expenses reflect the benefit of $1.0 million and $1.8 million recorded in the three and six months ended June 30, 2011, relating to the incentive package agreement reached with the State of Kansas in December 2010.

Operating (Loss) Income

The following table summarizes Operating (loss) income by segment:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Operating (Loss) Income:
Business and General Aviation	$(64.9)	$(73.3)	$(151.4)	$(138.9)
Trainer/Attack Aircraft	19.3	32.0	45.8	52.1
Customer Support	26.1	20.7	48.2	41.1
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)

Total	$(19.6)	$(20.7)	$(57.5)	$(45.8)

Business and General Aviation

Operating loss decreased $8.4 million or 11.5% in the three months ended June 30, 2011, as compared to the corresponding period in 2010. The effect of decreased sales during this period, described previously, was mitigated by an improved product mix that resulted in a $3.8 million improvement in the related gross margins. Increased selling expenses associated with the expansion of our global sales force were offset by lower general and administrative expenses.

Operating loss increased $12.5 million or 9.0% in the six months ended June 30, 2011, as compared to the corresponding period in 2010. In addition to the decreased sales during this period, described previously, the increased operating loss also reflects higher selling expenses associated with the expansion of our global sales force and expenditures related to factory operations cost reduction initiatives. The increase in operating loss was partially offset by a positive impact of recording the resolution of our dispute with Airbus. The final award to Airbus was approximately $6.0 million less than the amount previously accrued.

Trainer/Attack Aircraft

Operating income decreased $12.7 million or 39.7% in the three months ended June 30, 2011, and decreased $6.3 million or 12.1% in the six months ended June 30, 2011, when compared to the corresponding periods in 2010, primarily related to the sales volumes discussed previously. The use of the cost-to-cost method of revenue recognition causes gross margin to be recorded based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $4.8 million and $10.5 million were recorded in the three and six months ended June 30, 2011, as compared to $12.2 million and $15.8 million in the three and six months ended June 27, 2010. We also incurred higher development costs primarily for the AT-6 of $2.3 million and $2.7 million in the three and six months ended June 30, 2011, when compared to corresponding periods in 2010.

Customer Support

Operating income increased $5.4 million or 26.1% in the three months ended June 30, 2011, and $7.1 million or 17.3% in the six months ended June 30, 2011, when compared to the corresponding periods in 2010. These improvements are primarily due to improved product offerings, strategic pricing initiatives and a favorable shift in product mix toward higher margin proprietary parts sales.

Nonoperating Expense, net

We recorded nonoperating expenses of $32.8 million and $68.7 million in the three and six months ended June 30, 2011, as compared to $35.7 million and $71.6 million in the three and six months ended June 27, 2010. The reductions in nonoperating expenses are primarily due to decreases in interest expense of $3.9 million and $3.3 million in the respective periods that are largely the result of a scheduled reduction in the notional value of one of our interest rate swap agreements at the end of 2010. The decrease in the six months ended June 30, 2011, was partially offset by $2.5 million of interest expense recorded in the three months ended March 31, 2011, related to the resolution of our dispute with Airbus.

Provision for Income Taxes

Our effective tax rate was 2.3% and 0.2% in the three and six months ended June 30, 2011, compared to negative 0.4% and negative 2.2% in the three and six months ended June 27, 2010. These effective tax rates reflect the impact of the full valuation allowance on our U.S. deferred income tax assets. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

Liquidity and Capital Resources

Cash Flow Analysis

The following table summarizes sources and uses of funds:

	Six Months Ended
(In millions)	June 30, 2011	June 27, 2010
Net cash (used in) provided by operating activities	$(130.4)	$79.5
Net cash used in investing activities	(31.5)	(10.3)
Net cash used in financing activities	(117.7)	(330.8)

Net decrease in cash and cash equivalents	$(279.6)	$(261.6)

Six Months Ended June 30, 2011

The net cash used in operating activities was primarily due to the decreased earnings discussed previously in combination with an increase in inventory balances, decreases in advance payment balances and management incentive plan, performance pay outflows related to meeting target goals for the 2010 fiscal year and increased defined benefit plan contributions.

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

Six Months Ended June 27, 2010

The net cash provided by operating activities was primarily due to a reduction in inventory and an increase in accounts payable balances.

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

Capital Resources

The following table summarizes our capital resources:

(In millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$143.2	$422.8
Total debt	2,096.4	2,129.7
Net debt (total debt less cash and cash equivalents)	1,953.2	1,706.9
Total deficit	(317.3)	(214.4)
Total capitalization (debt plus equity)	1,779.1	1,915.3
Net capitalization (debt plus equity less cash and cash equivalents)	1,635.9	1,492.5
Debt to total capitalization	118%	111%
Net debt to net capitalization	119%	114%

Our total indebtedness at June 30, 2011, included $69.5 million of short-term obligations payable to a third party under a financing arrangement.

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

As of June 30, 2011, we had $239.2 million available under our revolving credit facility, net of $1.1 million of outstanding letters of credit.

We have used $41.4 million of the $75.0 million available under our synthetic letter of credit facility as of June 30, 2011.

We believe we have sufficient liquidity to meet our cash requirements for the next twelve months. However, we have experienced supply disruptions that have affected our production and deferred some deliveries. In addition, the third quarter is historically a slow period for aircraft deliveries, and we are continuing to invest in projects to improve efficiency. Accordingly, on July 21, 2011, we drew $25.0 million on our revolving credit facility and on August 5, 2011, we drew on additional $25.0 million in order to keep a prudent amount of cash on hand as we work through the supply issues, seasonal slowdown and working capital swings driven by our transformative projects. We may make additional draws on our revolver, which currently has approximately $189.2 million of availability, in order to maintain an appropriate supply of cash. Additional economic deterioration may further depress the business and general aviation market and delays in resolving supply disruptions could slow deliveries of certain aircraft, which could impact our future ability to meet our liquidity needs.

Debt Covenants

The indentures governing the notes and the credit agreement governing our senior secured credit include usual and customary covenants for notes and credits of this type. These covenants include, but are not limited to, covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in our business or our subsidiaries. The credit agreement also includes financial covenants for our liquidity and minimum EBITDA. As of June 30, 2011, we continued to be in full compliance with all covenants contained in our debt agreements.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the fourth quarter of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher fourth quarter delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the year, including any continued supply disruptions, could have a materially adverse effect on our full-year financial operating results.

Backlog

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog was $1.4 billion at June 30, 2011, of which 42.1% represented orders expected to be delivered beyond the next twelve months. Our backlog includes significant orders with the U.S. government.

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

There has been no material change in our exposure to market risk in the six months ended June 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 15 to the unaudited condensed consolidated financial statements). In addition, Raytheon Company retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the Federal Aviation Administration (“FAA”) informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. HBAC has reached a settlement with the FAA with respect to this matter. It does not have a material impact on our financial condition, results of operations or liquidity. The settlement was neither an admission of liability or wrongdoing by HBAC, and there was no finding of any regulatory or other violation.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order and an April 12, 2011 Second Scheduling Order, and per a July 20, 2011 Order, fact discovery on the limited issues currently before the Court shall be completed by November 30, 2011. No accruals have been recorded for this matter as of June 30, 2011.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration with the International Chamber of Commerce in Paris initiating proceedings against HBAC. Airbus alleged that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claimed that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleged that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. On December 23, 2009, Airbus filed its Statement of Claim, which sought an award of damages potentially in excess of £40 million. HBAC filed its Statement of Defense and Counterclaim on April 5, 2010 denying liability and asserting a counterclaim against Airbus in the amount of £6,433,015. The arbitration merits hearing was held July 27-30, 2010. Post-hearing submissions were completed in October 2010. On April 29, 2011, the International Chamber of Commerce issued its final award in favor of Airbus in the amount of £6,649,975 plus interest and arbitrator costs, with each party to bear its own legal fees and costs. We paid the final award to Airbus in May 2011. The effect of this final award was reflected in the unaudited condensed consolidated financial statements of our Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2011. The settlement to Airbus was less than the amount previously accrued. This provided a positive impact of approximately $6.0 million on our operating loss within the Business and General Aviation segment that was partially offset by a $2.5 million increase in interest expense.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

4.1*	Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007 by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

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

Date: August 9, 2011

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

Date: August 9, 2011