Form 10-Q
period 2011-09-30
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2011-11-02
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$146.7	$422.8
Accounts receivable, net	99.1	121.0
Unbilled revenue	35.5	34.4
Inventories	1,318.7	1,059.9
Prepaid expenses and other current assets	25.3	30.7

Total current assets	1,625.3	1,668.8
Property, plant and equipment, net	442.2	482.2
Goodwill	259.5	259.5
Intangible assets, net	745.9	759.1
Other assets, net	37.0	42.2

Total assets	$3,109.9	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable, revolver and current portion of long-term debt	$117.2	$74.6
Advance payments and billings in excess of costs incurred	267.9	266.0
Accounts payable	328.2	221.1
Accrued salaries and wages	56.2	65.0
Accrued interest payable	29.1	14.7
Current deferred income tax liability, net	15.9	0.4
Other accrued expenses	225.6	291.2

Total current liabilities	1,040.1	933.0
Long-term debt	2,027.5	2,055.1
Accrued pension benefits	329.9	349.4
Other long-term liabilities	95.6	75.1
Noncurrent deferred income tax liability, net	—	13.6

Total liabilities	3,493.1	3,426.2

Equity:
Paid-in capital	1,006.7	1,004.5
Accumulated other comprehensive loss	(268.1)	(310.4)
Retained deficit	(1,126.0)	(912.0)

Total deficit attributable to parent company	(387.4)	(217.9)
Noncontrolling interest	4.2	3.5

Total deficit	(383.2)	(214.4)

Total liabilities and equity	$3,109.9	$3,211.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales:
Aircraft and parts	$470.1	$552.1	$1,523.3	$1,686.5
Services	48.7	42.6	135.6	115.7

Total sales	518.8	594.7	1,658.9	1,802.2

Cost of sales:
Aircraft and parts	427.1	547.8	1,361.7	1,564.0
Services	40.2	35.7	113.8	98.6

Total cost of sales	467.3	583.5	1,475.5	1,662.6

Gross profit	51.5	11.2	183.4	139.6

Restructuring	3.6	1.8	7.4	7.4
Selling, general and administrative expenses	67.0	64.1	201.7	185.5
Research and development expenses	23.1	26.7	74.0	73.9

Operating loss	(42.2)	(81.4)	(99.7)	(127.2)

Interest expense	32.3	37.5	102.1	110.6
Interest income	—	(0.2)	(0.3)	(0.4)
Other expense (income), net	0.3	(1.0)	(0.5)	(2.3)

Nonoperating expense, net	32.6	36.3	101.3	107.9

Loss before taxes	(74.8)	(117.7)	(201.0)	(235.1)
Income taxes provision	13.2	0.9	13.0	3.5

Net loss	(88.0)	(118.6)	(214.0)	(238.6)
Net income attributable to noncontrolling interest	0.6	0.1	0.7	0.4

Net loss attributable to parent company	$(88.6)	$(118.7)	$(214.7)	$(239.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)

(In millions)

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity	Total Comprehensive Income (Loss) Attributable to HBAC(a)	Comprehensive Income Attributable to Noncontrolling Interest
Balance at January 1, 2010	$1,000.1	$(607.7)	$(274.1)	$3.9	$122.2
Stock-based compensation	3.4				3.4
Noncontrolling interest activity		0.4		(1.0)	(0.6)
Net (loss) income		(239.0)		0.4	(238.6)	$(239.0)	$0.4
Other comprehensive income (loss), net of tax:
Amortization of net actuarial loss and prior service cost, net of tax of $0			11.6		11.6	11.6
Unrealized gain on cash flow hedges, net of tax of $1.2			1.9		1.9	1.9
Reclassifications of unrealized losses due to cash flow hedge maturities, net of tax of $0			14.5		14.5	14.5
Foreign currency translation adjustments, net of tax of $0			(0.1)		(0.1)	(0.1)

Balance at September 30, 2010	$1,003.5	$(846.3)	$(246.2)	$3.3	$(85.7)	$(211.1)	$0.4

Balance at January 1, 2011	$1,004.5	$(912.0)	$(310.4)	$3.5	$(214.4)
Stock-based compensation	2.2				2.2
Noncontrolling interest activity		0.7			0.7
Net (loss) income		(214.7)		0.7	(214.0)	$(214.7)	$0.7
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service cost, net of tax of $6.7			14.2		14.2	14.2
Realized net curtailment loss, net of tax of $1.2			2.7		2.7	2.7
Unrealized gain on cash flow hedges, net of tax of $0			5.9		5.9	5.9
Reclassification of unrealized losses due to cash flow hedge maturities, net of tax of $(14.9)			20.5		20.5	20.5
Foreign currency translation adjustments, net of tax of $0.7			(1.0)		(1.0)	(1.0)

Balance at September 30, 2011	$1,006.7	$(1,126.0)	$(268.1)	$4.2	$(383.2)	$(172.4)	$0.7

(a)	Total Comprehensive Income (Loss) Attributable to HBAC was $(67.7) million for the three months ended September 30, 2011 and $(106.3) million for the three months ended September 30, 2010.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(214.0)	$(238.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	68.9	66.4
Amortization of intangible assets	28.8	33.5
Amortization of debt issuance costs	7.5	7.0
Amortization of original issue discount	1.9	1.7
Stock-based compensation	2.2	3.4
Change in current and deferred income taxes	3.8	3.2
Loss (gain) on sale of fixed assets	0.3	(1.5)
Noncash interest expense	—	6.9
Changes in assets and liabilities:
Accounts receivable, net	21.9	22.4
Unbilled revenue, advanced payments and billings in excess of costs incurred	0.8	10.3
Inventories	(135.3)	34.4
Prepaid expenses and other current assets	1.1	(6.9)
Accounts payable	107.1	48.0
Accrued salaries and wages	(8.8)	12.5
Other accrued expenses	(51.3)	44.7
Pension and other changes, net	43.1	6.4
Income taxes payable	1.0	(1.1)

Net cash (used in) provided by operating activities	(121.0)	52.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(29.3)	(23.3)
Additions to computer software	(15.6)	(4.0)
Proceeds from sale of property, plant and equipment	0.2	4.7

Net cash used in investing activities	(44.7)	(22.6)

Cash flows from financing activities:
Payment of notes payable	(115.9)	(100.1)
Payment of term loan	(44.5)	(11.3)
Utilization of revolving credit facility	50.0	(235.0)
Proceeds from IRB funding	—	0.1

Net cash used in financing activities	(110.4)	(346.3)

Net decrease in cash and cash equivalents	(276.1)	(316.2)
Cash and cash equivalents at beginning of period	422.8	568.8

Cash and cash equivalents at end of period	$146.7	$252.6

Supplemental Disclosures:
Cash paid for interest	$76.7	$71.1
Cash paid for income taxes	$1.3	$2.1
Net noncash transfers to property, plant and equipment from inventory	$—	$7.9
Net noncash transfers from property, plant and equipment to prepaid expenses and other current assets	$—	$(4.6)
Inventories acquired through issuance of notes	$123.5	$109.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Interim Presentation

Hawker Beechcraft Acquisition Company, LLC (“HBAC”) is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training, light attack and special mission aircraft. The accompanying unaudited condensed consolidated financial statements include the accounts of HBAC and its subsidiaries, which are referred to by the terms “we,” “our,” “us,” the “Company” and “Hawker Beechcraft”.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information but do not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. The year-end condensed consolidated statement of financial position was derived from audited financial statements, however, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. Reclassifications of certain comparative data have been made to provide consistency with the current presentation. These interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The amortization of prior service cost and actuarial losses associated with our pension and post-retirement obligations was incorrectly recorded as a change in Accrued pension benefits and should have been recorded as a component of Accumulated other comprehensive loss within the Condensed Consolidated Statements of Financial Position and Condensed Consolidated Statements of Changes in Equity and Comprehensive Income for each of the first three quarters of 2010. We applied the appropriate accounting treatment related to the amortization of our prior service cost and actuarial losses within our Annual Report filed on Form 10-K/A for the year ended December 31, 2010 and within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011. We have quantitatively and qualitatively assessed the impact of the error correction on our consolidated financial statements for each of the quarterly and year-to-date periods ended March 28, 2010, June 27, 2010 and September 30, 2010, and concluded that none of these periods were materially misstated. The following table illustrates the quantitative impact on comprehensive loss for each of the affected prior quarterly periods:

	Three months ended March 28, 2010		Six months ended June 27, 2010		Nine months ended September 30, 2010
	As previously presented	As revised(a)	As previously presented	As revised(a)	As previously presented	As revised(a)
Comprehensive loss	$(69.2)	$(65.4)	$(121.7)	$(114.0)	$(237.2)	$(225.6)

(a)    The amounts have been further revised in our Form 10-K/A for the year ended December 31, 2010, filed on August 9, 2011, to be $(61.9) million for the three months ended March 28, 2010, $(104.8) million for the six months ended June 27, 2010, and $(211.1) million for the nine months ended September 30, 2010. This revision was related to certain components of accumulated other comprehensive income not carried forward into Total Comprehensive Income Attributable to HBAC. This error had no impact on the condensed consolidated statement of financial position, condensed consolidated statement of operations or condensed consolidated statement of cash flows.

2. Summary of Significant Accounting Policies

There have been no substantial changes in our significant accounting policies since our fiscal year ended December 31, 2010. Refer to the Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for a discussion of our significant accounting policies.

3. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new standards in the Accounting Standards Codification (“ASC”) topic on Fair Value Measurements and Disclosures. These standards require, among other changes, disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements effective beginning the first quarter of 2011. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

In August 2011, the FASB issued an update in the ASC topic on Intangibles – Goodwill and Other. This update provides, among other changes, an option to first assess qualitative factors in the determination of goodwill impairment and whether or not the two-step impairment test is required. This update is effective for fiscal years beginning after December 15, 2011 and is not expected to have a material impact on our condensed consolidated financial statements.

Other new pronouncements issued but not effective until after September 30, 2011, are not expected to have a material effect on our condensed consolidated financial statements.

4. Inventories

The following table summarizes the components of Inventories:

(In millions)	September 30, 2011	December 31, 2010
Materials and purchased parts	$254.5	$231.1
Work in process	878.2	663.5
Finished goods	186.0	165.3

Total	$1,318.7	$1,059.9

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts, when appropriate, to hedge forecasted United Kingdom pound sterling inventory purchases. The foreign currency forward contracts outstanding at December 31, 2010, a selection of which were designated as cash flow hedges, matured in January 2011. We entered into additional foreign currency forward contracts in June 2011 with notional values totaling $59.5 million and maturity dates extending through December 2011. We elected to not designate these forward contracts as cash flow hedges. The notional amount outstanding at September 30, 2011 was $23.5 million.

Notional Amounts and Fair Values

The following table summarizes the effects derivative instruments have on our Condensed Consolidated Statements of Financial Position:

	Notional amounts		Other accrued expenses
(In millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Liability derivatives designated as cash flow hedging relationships:
Interest rate contracts, current	$150.0	$450.0	$1.6	$8.3

Liability derivatives not designated as cash flow hedging relationships:
Interest rate contracts, current	—	—	0.1	0.3
Foreign currency forward contracts, current	23.5	0.3	0.8	—

Total derivatives not designated as cash flow hedging relationships	23.5	0.3	0.9	0.3

Total liability derivatives	$173.5	$450.3	$2.5	$8.6

Derivatives not in Cash Flow Hedging Relationships:

The following table summarizes the (losses) gains recorded in income from derivative instruments that are not designated in cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate contracts (a)	$(0.1)	$(0.5)	$(0.2)	$(2.4)
Foreign currency forward contracts (b)	(0.8)	1.5	(0.3)	(4.9)

Total	$(0.9)	$1.0	$(0.5)	$(7.3)

(a)	Amounts are included in Interest expense related to the de-designation of the original hedging relationship
(b)	Amounts are included in Cost of sales

We expect $0.1 million of net unrealized losses related to the de-designation of the original cash flow hedging relationship to be reclassified from Accumulated other comprehensive loss into Interest expense over the next three months.

Derivatives in Cash Flow Hedging Relationships:

The following table summarizes the gains (losses) recorded in Accumulated other comprehensive loss from the effective portion of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate contracts	$1.3	$2.7	$5.9	$7.6
Foreign currency forward contracts	—	0.9	—	(4.5)

Total	$1.3	$3.6	$5.9	$3.1

The following table summarizes the losses reclassified from Accumulated other comprehensive loss into Cost of sales for the effective portion of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Foreign currency forward contracts	$—	$(4.8)	$(5.5)	$(12.1)

We have no unrealized losses on foreign currency forward contracts designated and effective as cash flow hedges to reclassify from Accumulated other comprehensive loss into Cost of sales over the next three months as the underlying transactions have matured and the hedged items are reflected fully in earnings.

The following table summarizes the gains recorded in Interest expense from the ineffective portion and amount excluded from effectiveness testing of derivative instruments designated in cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate contracts	$0.5	$—	$1.6	$—

6. Restructuring

During the three and nine months ended September 30, 2011, we continued restructuring actions announced in 2009 and 2010, which were taken as part of our ongoing cost reduction initiatives and in response to lower aircraft production rates that reflected depressed demand in the general aviation industry. The estimated severance cost of this program is approximately $10.0 million, including the effect of additional incentives that were included in the new collective bargaining agreement approved by our union work force in August 2011.

The following table summarizes pre-tax charges related to our restructuring actions:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Business and General Aviation	$3.6	$1.7	$7.3	$7.0
Trainer/Attack Aircraft	—	0.1	0.1	0.4

Total	$3.6	$1.8	$7.4	$7.4

The following table summarizes the changes in our restructuring and other reserve balances, which are recorded as Other accrued expenses:

(In millions)	Facilities and Other Consolidation Costs (a)	Severance and Related Costs	Total
Balance at December 31, 2010	$1.1	$4.2	$5.3
Accruals	0.1	7.3	7.4
Payments	(0.3)	(4.2)	(4.5)

Balance at September 30, 2011	$0.9	$7.3	$8.2

(a)	The facilities and other consolidation costs primarily represent future lease payments for facility closures.

7. Other Accrued Expenses

The following table summarizes the components of Other accrued expenses:

(In millions)	September 30, 2011	December 31, 2010
Post-delivery commitments	$43.0	$56.8
Supplier claims	30.8	50.5
Development advances received	28.1	29.6
Non-warranty repair reserve	20.9	32.8
Product warranty, current	14.4	21.0
Other accrued expenses	88.4	100.5

Total	$225.6	$291.2

8. Debt and Notes Payable

The following table summarizes the components of our debt and notes payable:

(In millions)	September 30, 2011	December 31, 2010
Short-term debt:
Revolving credit facility	$50.0	$—
Notes payable	67.2	59.6
Current portion of long-term debt	—	15.0

Total short-term debt	117.2	74.6

Senior secured term loan due 2014, net of current portion	1,212.8	1,238.3
Incremental secured term loan due 2014, net of current portion	184.1	186.2
Senior fixed rate notes due 2015	182.9	182.9
Senior PIK-election notes due 2015	302.6	302.6
Senior subordinated notes due 2017	145.1	145.1

Total long-term debt	2,027.5	2,055.1

Total debt	$2,144.7	$2,129.7

The weighted average interest rate on our outstanding notes payable was 5.38% at September 30, 2011, and 5.40% at December 31, 2010. We issued $123.5 million of current deferred payment obligation notes payable to a supplier and paid $115.9 million in the nine months ended September 30, 2011. The issuance of these notes was treated as a noncash financing transaction.

In accordance with our credit agreement, we were required to make a prepayment of principal toward our senior secured and incremental term loans as a result of our excess cash flow for the year 2010. We paid $44.5 million of principal on March 2, 2011, which we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until near maturity of these debt instruments. The weighted average floating interest rate on the secured term loans was 3.35% at September 30, 2011, and 3.39% at December 31, 2010.

During the three months ended September 30, 2011, we drew a total of $75.0 million on our revolving credit facility. We also paid $25.0 million on our revolving credit facility and $0.3 million of related interest during this same period. The weighted average interest rate was 1.98%.

9. Product Warranty

The following table summarizes activity related to our commercial aircraft and parts warranty provisions, the majority of which are recorded in Other long-term liabilities:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning balance	$53.6	$62.4	$61.8	$67.9
Accrual for aircraft and part deliveries	2.5	3.2	8.3	11.7
(Reversals) accruals related to prior period deliveries	(1.3)	0.4	(2.7)	(0.6)
Warranty services provided	(9.8)	(7.2)	(22.4)	(20.2)

Ending balance	$45.0	$58.8	$45.0	$58.8

10. Fair Value Measurements

We determine fair value utilizing the following three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

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

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments and, therefore, is not included in the following tables.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011			December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Foreign currency forward contracts	$—	$(0.8)	$—	$—	$—	$—
Interest rate contracts	$—	$(1.7)	$—	$—	$(8.6)	$—

The following table summarizes the effect of recording our foreign currency forward contracts and interest rate swaps at fair value in our statement of financial position:

	September 30, 2011		December 31, 2010
(In millions)	Foreign Currency Forward Contracts	Interest Rate Contracts	Foreign Currency Forward Contracts	Interest Rate Contracts
Other accrued expenses-current	$(0.8)	$(1.7)	$—	$(8.6)

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of our debt:

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,212.8	$842.9	$1,251.3	$1,091.7
Incremental secured term loan	184.1	144.5	188.2	186.4
Senior fixed rate notes	182.9	77.7	182.9	140.4
Senior PIK-election notes	302.6	137.7	302.6	230.0
Senior subordinated notes	145.1	52.2	145.1	82.4

Total	$2,027.5	$1,255.0	$2,070.1	$1,730.9

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income/(loss), we include certain items treated as discrete events to arrive at an estimated overall tax amount.

Generally, the amount of income tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as Accumulated other comprehensive income/loss (“AOCI”). However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in ASC 740 related to items charged directly to AOCI can result in disproportionate tax effects that remain in AOCI until certain events occur.

During the quarter, we eliminated the disproportionate tax effects in AOCI related to our cash flow hedges. The underlying inventory being hedged was sold and the unrealized gains/losses were reclassified to the statement of operations which resulted in the release of approximately $15.0 million of deferred tax expense to continuing operations for the nine months ended September 30, 2011.

The effective tax rate for the nine months ended September 30, 2011 was negative 6.5%, including the discrete impact of the disproportionate tax effects from the cash flow hedges described above. The effective tax rate for the nine months ended September 30, 2010 was negative 1.5%. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

We have a valuation allowance against our net U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance increased to $584.1 million as of September 30, 2011, from $511.2 million at December 31, 2010. The increase in valuation allowance was a result of an increase in our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses. We intend to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The statute of limitations on our 2007 U.S. Federal tax return expired during the quarter. The impact of the expiration on our financial statements was not material for the nine months ended September 30, 2011

12. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007. We also provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans.

In October 2010, we announced that we would implement a cost reduction and productivity program that included reducing our factory and shop work forces by approximately 800 employees over a period of time. During the second quarter of 2011, we re-measured certain of our benefit plans in connection with these actions. We have recorded a curtailment loss of $1.2 million and $4.3 million in the three and nine months ended September 30, 2011, to reflect an increase in the projected benefit obligation of our hourly employee defined benefit pension plan. We are also recording a curtailment gain of $2.1 million over the related termination period as a result of the re-measurement of our retiree medical plan for union employees. We recorded $0.2 million and $0.4 million of this gain during the three and nine months ended September 30, 2011. The remainder is anticipated to be recorded by December 31, 2012.

The following table summarizes the components of net pension expense:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service cost	$5.5	$5.8	$17.5	$17.4
Interest cost	14.4	14.4	43.2	43.1
Expected return on plan assets	(14.7)	(14.3)	(43.5)	(42.9)
Amortization of prior service cost	0.3	0.5	1.1	1.4
Amortization of net loss	6.7	3.5	20.1	10.5
Pension curtailment loss	1.2	—	4.3	—

Net pension expense	$13.4	$9.9	$42.7	$29.5

The following table summarizes the components of net periodic other benefits expense:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.1	0.2	0.5	0.6
Amortization of net gain	(0.1)	(0.1)	(0.3)	(0.3)
Curtailment gain	(0.2)	—	(0.4)	—

Net periodic other benefits expense	$(0.1)	$0.2	$0.1	$0.6

Total required and discretionary contributions to our defined benefit pension and retirement plans were $36.7 million in the nine months ended September 30, 2011, of anticipated contributions of $44.2 million for the year 2011. Total required and discretionary contributions to our other postretirement defined benefit plans were $0.2 million in the nine months ended September 30, 2011, of anticipated contributions of $0.6 million for the year 2011.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 2009, we matched union and non-union employee contributions up to the first four percent of eligible compensation. The match for all non-union employees was suspended in October 2009 and was reinstated in October 2010, now matching 50% of the first four percent of contributions. The match for union employees was reduced to 50% of the first four percent of contributions as part of the collective bargaining agreement ratified in August 2011, to be in tandem with our non-union employees. Our total match expense was $1.8 million and $7.3 million in the three and nine months ended September 30, 2011, compared to $1.6 million and $4.4 million in the three and nine months ended September 30, 2010.

We maintain a retirement income savings program (“RISP”), which is part of our defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees participate in the RISP in place of the defined benefit pension and retirement plans described previously. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. Total expense for the RISP was $1.0 million and $3.1 million in the three and nine months ended September 30, 2011, compared to $1.1 million and $2.8 million in the three and nine months ended September 30, 2010.

13. Stock-Based Compensation

On August 9, 2011, we entered into option exchange agreements with certain eligible option holders that offered the right to exchange outstanding options for restricted stock units. For every 1.75 eligible options surrendered, one restricted stock unit was issued that represents a right to receive one share of common stock in the future, provided that certain specified criteria are satisfied.

The effects of this exchange program are included in the following tables.

The following tables summarize our stock option activity:

	Number of Options
Service-Vesting	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Beginning balance	5,349,672	3,694,387
Granted	—	2,642,673
Forfeited or expired	(1,180,945)	(535,046)
Exchanged	(3,860,651)	—

Ending balance	308,076	5,802,014

	Number of Options
Performance-Vesting	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Beginning balance	3,026,673	3,490,523
Granted	—	412,668
Forfeited or expired	(926,705)	(188,436)
Exchanged	(1,960,630)	—

Ending balance	139,338	3,714,755

The following table summarizes restricted share activity:

	Number of Restricted Shares
Restricted Shares	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Beginning balance	179,789	158,878
Granted	652,710	182,829
Exchanged	3,326,445	—
Vested	(32,326)	(84,130)

Ending balance	4,126,618	257,577

We recorded stock-based compensation expense of $0.6 million and $2.2 million in the three and nine months ended September 30, 2011, and $1.1 million and $3.4 million in the three and nine months ended September 30, 2010.

14. Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of Hawker Beechcraft, Inc. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft. We believe that our purchases of components from Spirit are based on standard market terms. We purchased components from Spirit of $2.4 million and $7.2 million in the three and nine months ended September 30, 2011, and $1.9 million and $4.2 million in the three and nine months ended September 30, 2010. We owe Spirit $1.8 million at September 30, 2011, for components we have received, as opposed to advance payments made of $1.7 million at December 31, 2010, for goods not yet received.

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

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes in February 2010. As of September 30, 2011, the debt acquired by the affiliate has not been retired and we will continue to pay interest in accordance with terms of the debt. The affiliate’s outstanding balance of these notes was $159.4 million at September 30, 2011, and at December 31, 2010. The amount of accrued interest associated with these notes was $7.1 million at September 30, 2011, and $3.6 million at December 31, 2010.

15. Commitments and Contingencies

We lease equipment, office buildings and other facilities in the ordinary course of business, under leases that include standard escalation clauses to reflect changes in price indices as well as renewal options. Our rent expense was $3.4 million and $10.3 million in the three and nine months ended September 30, 2011, and $3.4 million and $10.4 million in the three and nine months ended September 30, 2010.

We have assigned certain leasehold interests to third parties but remain liable to lessors through 2026 to the extent the assignee defaults on future lease payments amounting to $16.5 million at September 30, 2011, and $18.5 million at December 31, 2010.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments required under these contracts were $12.4 million at September 30, 2011, and $5.4 million at December 31, 2010.

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million and excess liability over the per occurrence limits. Raytheon Company retained the liability for claims relating to occurrences after April 1, 2001, through March 25, 2007. We have responsibility for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon Company. Our aircraft product liability reserve was $12.3 million at September 30, 2011, and $13.0 million at December 31, 2010, based on management’s estimate of our expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue letters of credit and surety bonds on our behalf to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. The following table summarizes the outstanding items, which expire on various dates through 2016, for which there were stated values:

(In millions)	September 30, 2011	December 31, 2010
Guarantees	$126.2	$117.9
Letters of credit	$41.1	$42.4
Surety bonds	$5.0	$1.1

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $12.8 million at September 30, 2011, and $17.1 million at December 31, 2010. There is a high degree of uncertainty inherent in assessing the likelihood of trade-in commitments.

We are subject to oversight by the Federal Aviation Administration (“FAA”) as well as comparable agencies, including but not limited to the European Aviation Safety Agency and the Civil Aviation Administration of China, which regulate these matters in other countries. The FAA and such other agencies routinely evaluate aircraft operational and safety requirements and are responsible for certification of new and modified aircraft. Future action by the FAA or such other agencies may adversely affect our financial position or results of operations, including recovery of our investment in new aircraft.

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

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent. In addition, Raytheon Company retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon Company will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. HBAC reached a settlement with the FAA with respect to this matter in the first quarter of 2011. It does not have a material impact on our financial condition, results of operations or liquidity. The settlement was neither an admission of liability or wrongdoing by HBAC, and there was no finding of any regulatory or other violation.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order and an April 12, 2011 Second Scheduling Order, and per a July 20, 2011 Order, fact discovery on the limited issues currently before the Court shall be completed by November 30, 2011. No accruals have been recorded for this matter as of September 30, 2011.

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

16. Business Segment Information

Our reportable segments include Business and General Aviation, Trainer/Attack Aircraft and Customer Support. Business and

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

The following table summarizes our segment financial results:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales:
Business and General Aviation	$283.2	$336.8	$861.3	$1,025.4
Trainer/Attack Aircraft	133.7	161.1	487.8	488.3
Customer Support	126.7	135.6	387.5	385.8
Eliminations	(24.8)	(38.8)	(77.7)	(97.3)

Total	$518.8	$594.7	$1,658.9	$1,802.2

Operating (Loss) Income:
Business and General Aviation	$(75.4)	$(124.5)	$(226.8)	$(263.4)
Trainer/Attack Aircraft	12.6	20.2	58.4	72.3
Customer Support	20.7	23.0	68.9	64.1
Eliminations	(0.1)	(0.1)	(0.2)	(0.2)

Total	$(42.2)	$(81.4)	$(99.7)	$(127.2)

Business and General Aviation intersegment sales were $13.3 million and $44.7 million in the three and nine months ended September 30, 2011, and $16.0 million and $51.1 million in the three and nine months ended September 30, 2010. Customer Support intersegment sales were $11.0 million and $32.5 million in the three and nine months ended September 30, 2011, and $22.8 million and $46.2 million in the three and nine months ended September 30, 2010. Trainer/Attack Aircraft intersegment sales were $0.5 million in the three and nine months ended September 30, 2011. The Trainer/Attack segment did not have intersegment sales in the corresponding periods of 2010.

17. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries that are 100% owned by us. The guarantees are full and unconditional. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the U.S.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of September 30, 2011, and December 31, 2010; Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011, and the three and nine months ended September 30, 2010; and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011, and the nine months ended September 30, 2010.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Financial Position

As of September 30, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$140.4	$—	$7.3	$(1.0)	$146.7
Accounts and notes receivable, net	0.6	89.9	8.6	—	99.1
Intercompany receivables	—	39.4	2.8	(42.2)	—
Current portion of industrial revenue bonds receivable	55.0	—	—	(55.0)	—
Unbilled revenue	—	21.6	14.1	(0.2)	35.5
Inventories	—	1,311.7	7.0	—	1,318.7
Prepaid expenses and other current assets	—	23.8	1.6	(0.1)	25.3

Total current assets	196.0	1,486.4	41.4	(98.5)	1,625.3
Property, plant and equipment, net	16.9	422.8	2.5	—	442.2
Investment in subsidiaries	1,589.6	—	—	(1,589.6)	—
Industrial revenue bonds receivable	196.8	—	—	(196.8)	—
Intercompany loan	—	216.9	—	(216.9)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	745.3	0.6	—	745.9
Other assets, net	37.2	9.4	0.1	(9.7)	37.0

Total assets	$2,036.5	$3,140.3	$44.6	$(2,111.5)	$3,109.9

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$117.2	$—	$—	$—	$117.2
Current portion of industrial revenue bonds payable	—	55.0	—	(55.0)	—
Advance payments and billings in excess of costs incurred	—	267.7	0.2	—	267.9
Accounts payable	0.5	345.0	7.4	(24.7)	328.2
Accrued salaries and wages	—	55.8	0.4	—	56.2
Accrued interest payable	27.8	1.3	—	—	29.1
Current deferred income tax liability, net	15.6	—	0.4	(0.1)	15.9
Other accrued expenses	10.3	210.1	5.2	—	225.6

Total current liabilities	171.4	934.9	13.6	(79.8)	1040.1
Long-term debt	2,027.5	—	—	—	2,027.5
Industrial revenue bonds payable	—	196.8	—	(196.8)	—
Intercompany loan	220.5	—	15.1	(235.6)	—
Accrued pension benefits	—	329.9	—	—	329.9
Other long-term liabilities	0.3	95.4	—	(0.1)	95.6
Noncurrent deferred income tax liability	—	9.6	—	(9.6)	—

Total liabilities	2,419.7	1,566.6	28.7	(521.9)	3,493.1
Total (deficit) equity	(383.2)	1,573.7	15.9	(1,589.6)	(383.2)

Total liabilities and equity	$2,036.5	$3,140.3	$44.6	$(2,111.5)	$3,109.9

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Financial Position

As of December 31, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$413.3	$0.2	$9.3	$—	$422.8
Accounts and notes receivable, net	—	113.8	7.2	—	121.0
Intercompany receivables	—	13.3	2.1	(15.4)	—
Current portion of industrial revenue bonds receivable	61.5	—	—	(61.5)	—
Unbilled revenue	—	25.8	8.6	—	34.4
Inventories	—	1,052.8	7.1	—	1,059.9
Prepaid expenses and other current assets	—	96.0	0.5	(65.8)	30.7

Total current assets	474.8	1,301.9	34.8	(142.7)	1,668.8
Property, plant and equipment, net	17.5	462.3	2.4	—	482.2
Investment in subsidiaries	1,674.6	—	—	(1,674.6)	—
Industrial revenue bonds receivable	225.4	—	—	(225.4)	—
Intercompany loan	—	415.0	—	(415.0)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	758.5	0.6	—	759.1
Other assets, net	32.8	9.2	0.2	—	42.2

Total assets	$2,425.1	$3,206.4	$38.0	$(2,457.7)	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$74.6	$—	$—	$—	$74.6
Current portion of industrial revenue bonds payable	—	61.5	—	(61.5)	—
Advance payments and billings in excess of costs incurred	—	265.8	0.2	—	266.0
Accounts payable	0.1	222.0	7.6	(8.6)	221.1
Accrued salaries and wages	—	64.7	0.3	—	65.0
Accrued interest payable	14.4	0.3	—	—	14.7
Other accrued expenses	82.5	270.6	4.3	(65.8)	291.6

Total current liabilities	171.6	884.9	12.4	(135.9)	933.0
Long-term debt	2,055.1	—	—	—	2,055.1
Industrial revenue bonds payable	—	225.4	—	(225.4)	—
Intercompany loan	408.5	—	13.3	(421.8)	—
Accrued pension benefits	—	349.4	—	—	349.4
Other long-term liabilities	0.3	74.8	—	—	75.1
Noncurrent deferred income tax liability	4.0	9.6	—	—	13.6

Total liabilities	2,639.5	1,544.1	25.7	(783.1)	3,426.2
Total (deficit) equity	(214.4)	1,662.3	12.3	(1,674.6)	(214.4)

Total liabilities and equity	$2,425.1	$3,206.4	$38.0	$(2,457.7)	$3,211.8

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Sales	$—	$539.3	$24.3	$(44.8)	$518.8
Cost of sales	—	490.4	21.7	(44.8)	467.3

Gross Profit	—	48.9	2.6	—	51.5

Restructuring, net	—	3.6	—	—	3.6
Selling, general and administrative expenses	0.4	65.5	1.1	—	67.0
Research and development expenses	—	23.1	—	—	23.1

Operating (loss) income	(0.4)	(43.3)	1.5	—	(42.2)

Intercompany interest expense (income), net	0.1	(0.2)	0.1	—	—
Interest expense, net	31.4	0.9	—	—	32.3
Other expense (income), net	0.6	(3.4)	3.1	—	0.3

Nonoperating expense (income), net	32.1	(2.7)	3.2	—	32.6

Loss before taxes	(32.5)	(40.6)	(1.7)	—	(74.8)
Income tax provision	3.4	9.3	0.5	—	13.2

Loss before equity income	(35.9)	(49.9)	(2.2)	—	(88.0)
Equity loss (income) in subsidiaries	52.1	—	—	(52.1)	—

Net (loss) income	(88.0)	(49.9)	(2.2)	52.1	(88.0)
Net income attributable to noncontrolling interest	—	—	0.6	—	0.6

Net (loss) income attributable to HBAC	$(88.0)	$(49.9)	$(2.8)	$52.1	$(88.6)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Sales	$—	$1,743.4	$71.4	$(155.9)	$1,658.9
Cost of sales	—	1,569.6	61.8	(155.9)	1,475.5

Gross Profit	—	173.8	9.6	—	183.4

Restructuring, net	—	7.4	—	—	7.4
Selling, general and administrative expenses	1.1	197.4	3.2	—	201.7
Research and development expenses	—	74.0	—	—	74.0

Operating (loss) income	(1.1)	(105.0)	6.4	—	(99.7)

Intercompany interest expense (income), net	0.4	(0.5)	0.1	—	—
Interest expense, net	96.4	5.4	—	—	101.8
Other (income) expense, net	(0.7)	(0.2)	0.4	—	(0.5)

Nonoperating expense net	96.1	4.7	0.5	—	101.3

(Loss) income before taxes	(97.2)	(109.7)	5.9	—	(201.0)
Income tax provision	1.6	10.1	1.3	—	13.0

(Loss) earnings before equity income	(98.8)	(119.8)	4.6	—	(214.0)
Equity loss (income) in subsidiaries	115.2	—	—	(115.2)	—

Net (loss) income	(214.0)	(119.8)	4.6	115.2	(214.0)
Net income attributable to noncontrolling interest	—	—	0.7	—	0.7

Net (loss) income attributable to HBAC	$(214.0)	$(119.8)	$3.9	$115.2	$(214.7)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Sales	$—	$638.1	$22.8	$(66.2)	$594.7
Cost of sales	—	629.9	19.8	(66.2)	583.5

Gross Profit	—	8.2	3.0	—	11.2

Restructuring, net	—	1.8	—	—	1.8
Selling, general and administrative expenses	0.3	62.6	1.2	—	64.1
Research and development expenses	—	26.7	—	—	26.7

Operating (loss) income	(0.3)	(82.9)	1.8	—	(81.4)

Intercompany interest expense (income), net	0.2	(0.2)	—	—	—
Interest expense, net	36.2	1.1	—	—	37.3
Other (income) expense, net	(1.8)	2.2	(1.4)	—	(1.0)

Nonoperating expense (income), net	34.6	3.1	(1.4)	—	36.3

(Loss) income before taxes	(34.9)	(86.0)	3.2	—	(117.7)
Income tax provision (benefit)	0.4	1.0	(0.5)	—	0.9

(Loss) earnings before equity income	(35.3)	(87.0)	3.7	—	(118.6)
Equity loss (income) in subsidiaries	83.3	—	—	(83.3)	—

Net (loss) income	(118.6)	(87.0)	3.7	83.3	(118.6)
Net income attributable to noncontrolling interest	—	—	0.1	—	0.1

Net (loss) income attributable to HBAC	$(118.6)	$(87.0)	$3.6	$83.3	$(118.7)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Sales	$—	$1,928.0	$57.9	$(183.7)	$1,802.2
Cost of sales	—	1,795.2	51.1	(183.7)	1,662.6

Gross Profit	—	132.8	6.8	—	139.6

Restructuring, net	—	7.4	—	—	7.4
Selling, general and administrative expenses	1.0	181.2	3.3	—	185.5
Research and development expenses	—	73.9	—	—	73.9

Operating (loss) income	(1.0)	(129.7)	3.5	—	(127.2)

Intercompany interest expense (income), net	0.4	(0.4)	—	—	—
Interest expense, net	106.7	2.5	1.0	—	110.2
Other (income) expense, net	(2.2)	(0.5)	0.4	—	(2.3)

Nonoperating expense (income), net	104.9	1.6	1.4	—	107.9

(Loss) income before taxes	(105.9)	(131.3)	2.1	—	(235.1)
Income tax provision (benefit)	(0.5)	3.7	0.3	—	3.5

(Loss) earnings before equity income	(105.4)	(135.0)	1.8	—	(238.6)
Equity loss (income) in subsidiaries	133.2	—	—	(133.2)	—

Net (loss) income	(238.6)	(135.0)	1.8	133.2	(238.6)
Net income attributable to noncontrolling interest	—	—	0.4	—	0.4

Net (loss) income attributable to HBAC	$(238.6)	$(135.0)	$1.4	$133.2	$(239.0)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Net cash provided by (used in) operating activities	$219.3	$(119.0)	$(3.4)	$(217.9)	$(121.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(28.9)	(0.4)	—	(29.3)
Additions to computer software	—	(15.6)	—	—	(15.6)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2

Net cash used in investing activities	—	(44.3)	(0.4)	—	(44.7)

Cash flows from financing activities:
Payment of notes payable	(115.9)	—	—	—	(115.9)
Payment of term loan	(44.5)	—	—	—	(44.5)
Utilization of revolving credit facility	50.0	—	—	—	50.0
Industrial revenue bond receipts (payments)	35.0	(35.0)	—	—	—
Net (repayments to) borrowings from HBAC	(416.8)	198.1	1.8	216.9	—

Net cash provided by (used in) financing activities	(492.2)	163.1	1.8	216.9	(110.4)

Net (decrease) increase in cash and cash equivalents	(272.9)	(0.2)	(2.0)	(1.0)	(276.1)
Cash and cash equivalents at beginning of period	413.3	0.2	9.3	—	422.8

Cash and cash equivalents at end of period	$140.4	$—	$7.3	$(1.0)	$146.7

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

(In millions)

	HBAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated Total
Net cash provided by (used in) operating activities	$214.5	$(160.8)	$(1.0)	$—	$52.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(23.2)	(0.1)	—	(23.3)
Additions to computer software	—	(4.0)	—	—	(4.0)
Proceeds from sale of property, plant and equipment	—	4.7	—	—	4.7

Net cash used in investing activities	—	(22.5)	(0.1)	—	(22.6)

Cash flows from financing activities:
Payment of notes payable	(100.1)	—	—	—	(100.1)
Payment of term loan	(11.3)	—	—	—	(11.3)
Utilization of revolving credit facility	(235.0)	—	—	—	(235.0)
Industrial revenue bond receipts (payments)	38.6	(38.5)	—	—	0.1
Net (repayments to) borrowings from HBAC	(222.8)	221.7	1.1	—	—

Net cash provided by (used in) financing activities	(530.6)	183.2	1.1	—	(346.3)

Net decrease in cash and cash equivalents	(316.1)	(0.1)	—	—	(316.2)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$245.9	$0.1	$6.6	$—	$252.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2011, and September 30, 2010, reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”). The terms “we”, “our”, “us”, the “Company” and “Hawker Beechcraft” refer to HBAC and its subsidiaries.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Cautionary Note Regarding Forward-Looking Statements

All statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report on Form 10-Q includes forward-looking statements including, for example, statements about our business outlook, our liquidity, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are also based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are the substantial leverage and debt service resulting from our indebtedness; general business and economic conditions; competition in our existing and future markets; disruption in supply from key vendors; disruptions to our operations due to our computer system upgrade during the three months ended September 30, 2011 and any impact that such upgrade may have had on our internal controls; production delays resulting from lack of regulatory certifications; work stoppages at our operations facilities; lack of market acceptance of our products and services; loss or retirement of key executives; and other risks disclosed in our filings with the Securities and Exchange Commission.

Our Company

Hawker Beechcraft is a leading manufacturer of business, special mission and trainer/attack aircraft; designing, marketing and supporting aviation products and services for businesses, governments and individuals worldwide. We have an extensive global network of more than 100 factory-owned and authorized service centers to support an installed fleet of more than 37,000 aircraft.

Our business was formerly owned by Raytheon Company. On March 26, 2007, Hawker Beechcraft, Inc., purchased Raytheon Aircraft Acquisition Company, LLC (which has been renamed Hawker Beechcraft Acquisition Company, LLC) and substantially all of the assets of Raytheon Aircraft Services Limited from Raytheon Company and some of its affiliates (the “Acquisition”). Following the Acquisition, Hawker Beechcraft, Inc., contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to us.

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

Business and General Aviation

Our Business and General Aviation segment designs, develops, manufactures, markets and delivers commercial and specially modified general aviation aircraft. The segment manufactures one of the broadest product lines in the industry, including business jet, turboprop and piston aircraft, under the Hawker® and Beechcraft® brands. We believe our extensive product line enables us to attract and retain a broad range of corporate, fractional and charter operators and individual customers worldwide. Our Business and General Aviation segment sells aircraft through various distribution channels, including direct single unit retail sales, fleet (multiple units) sales to larger operators and our authorized dealer network.

Trainer/Attack Aircraft

Our Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and spares. Its customers include the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6 Texan II (“T-6”). In 1995, Raytheon Aircraft was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this program, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. Through September 30, 2011, Hawker Beechcraft and Raytheon Aircraft have delivered 600 trainer aircraft under JPATS contracts, including the 104 T-6B aircraft with upgraded avionics to the U.S. Navy. In addition, HBC has sold and delivered 126 trainer aircraft to international customers, including 20 T-6C aircraft, the most recent variant of the T-6 trainer. We continue to market the T-6 trainer to certain foreign governments and anticipate additional international awards in the near future. International customers made up 27% of the deliveries through September 30, 2011.

We continue to invest in the AT-6, the light attack aircraft being offered by Hawker Beechcraft. This aircraft offers integrated surveillance equipment, data link and “hard point” wings capable of carrying light attack weapons. The prototype completed its initial flight tests in the fall of 2009 and performed successfully at the U.S. Department of Defense Joint Expeditionary Force Experiment in 2010.

Our Trainer/Attack Aircraft segment also provides training and logistics support and aftermarket parts and services. We expect the U.S. Government to continue to require product support for T-6 trainers through 2050.

Customer Support

Our Customer Support segment provides parts and maintenance services to our installed fleet of more than 37,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas; London, England; Dubai, United Arab Emirates; and Singapore. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network consists of the largest number of jet and turboprop service centers in the industry, including more than 100 company-owned and company-authorized third party service centers in over 30 countries.

Results of Operations

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales	$518.8	$594.7	$1,658.9	$1,802.2
Cost of sales	467.3	583.5	1,475.5	1,662.6

Gross margin	51.5	11.2	183.4	139.6
Restructuring, net	3.6	1.8	7.4	7.4
Selling, general and administrative expenses	67.0	64.1	201.7	185.5
Research and development expenses	23.1	26.7	74.0	73.9

Operating loss	(42.2)	(81.4)	(99.7)	(127.2)

Interest expense	32.3	37.5	102.1	110.6
Interest income	—	(0.2)	(0.3)	(0.4)
Other expense (income), net	0.3	(1.0)	(0.5)	(2.3)

Nonoperating expense, net	32.6	36.3	101.3	107.9

Loss before taxes	(74.8)	(117.7)	(201.0)	(235.1)
Income taxes provision	13.2	0.9	13.0	3.5
Net loss	(88.0)	(118.6)	(214.0)	(238.6)
Net income attributable to noncontrolling interest	0.6	0.1	0.7	0.4

Net loss attributable to parent company	$(88.6)	$(118.7)	$(214.7)	$(239.0)

Sales

Sales decreased $75.9 million or 12.8% in the three months ended September 30, 2011, and $143.3 million or 8.0% in the nine months ended September 30, 2011, when compared to the corresponding periods in 2010. The decreases reflect the continued weakness in the general aviation market and recent supply issues discussed subsequently.

The following table summarizes our sales by segment, which are described subsequently:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Business and General Aviation	$283.2	$336.8	$861.3	$1,025.4
Trainer/Attack Aircraft	133.7	161.1	487.8	488.3
Customer Support	126.7	135.6	387.5	385.8
Eliminations	(24.8)	(38.8)	(77.7)	(97.3)

Total	$518.8	$594.7	$1,658.9	$1,802.2

Business and General Aviation

Business and General Aviation sales decreased $53.6 million or 15.9% in the three months ended September 30, 2011, when compared to the corresponding period in 2010. Revenues from new aircraft sales decreased $38.2 million or 13.5% to $245.4 million in this period from $283.6 million in the three months ended September 2010, primarily reflecting a reduction in deliveries of King Air aircraft, as shown in a following table. We are experiencing supply disruptions that have affected our production of Hawker 4000, King Air and Piston aircraft. The Hawker 4000 software related supply disruption was substantially resolved in August 2011 when we received FAA approval. This has allowed us to resume deliveries in the United States. We are still awaiting approvals from comparable agencies in other countries before delivering additional Hawker 4000s in these areas. The supply disruptions related to King Air and Piston aircraft have not yet been resolved and we expect these disruptions will continue in the fourth quarter of this year. In addition, we experienced an $11.6 million reduction in revenues from the sale of used aircraft that we received as trade-ins during new aircraft sales transactions when compared to the corresponding period in 2010.

Business and General Aviation sales decreased $164.1 million or 16.0% in the nine months ended September 30, 2011, when compared to the corresponding period in 2010. Revenues from new aircraft sales decreased $83.0 million or 10.0% to $746.6 million in this period from $829.6 million in the nine months ended September 2010. This decrease is primarily the result of fewer jet aircraft deliveries of the Hawker 4000s, Hawker 900XPs, and Hawker 400XPs. In addition, we experienced a $68.0 million reduction in revenues from the sale of used aircraft that we received as trade-ins during new aircraft sales transactions when compared to the corresponding period in 2010.

The following table summarizes Business and General Aviation new aircraft deliveries:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Hawker 4000	3	1	7	9
Hawker 900XP	5	5	11	16
Hawker 800XP/850XP	—	—	1	1
Hawker 750	1	1	5	2
Hawker 400XP	—	1	1	4
Premier	—	2	5	5
King Air	20	26	69	65
Pistons	9	13	28	35

Total	38	49	127	137

Trainer/Attack Aircraft

Trainer/Attack Aircraft sales decreased $27.4 million or 17.0% in the three months ended September 30, 2011, when compared to the corresponding period in 2010. The decrease in the current quarter is primarily the result of a decrease in spare parts and training system sales of $13.9 million. In addition, we experienced a decrease of $9.8 million due to slower production levels resulting from fewer aircraft under contract in the three months ended September 30, 2011 as compared to the corresponding period in 2010. Revenue is recorded on essentially all contracts in the Trainer/Attack Aircraft segment using a percentage of completion method to measure progress towards completion. Accordingly, the majority of Trainer/Attack Aircraft segment sales, including estimated earned gross margin, are recorded as costs are incurred. Trainer/Attack Aircraft sales decreased $0.5 million or 0.1% in the nine months ended September 30, 2011, when compared to the corresponding period in 2010.

The following table summarizes Trainer/Attack Aircraft new aircraft deliveries:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
T-6A Domestic	—	—	—	9
T-6A International	—	9	—	9
T-6B Domestic	14	10	44	39
T-6C International	4	1	16	1

Total	18	20	60	58

Customer Support

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. Sales decreased $8.9 million or 6.6% in the three months ended September 30, 2011, and increased $1.7 million or 0.4% in the nine months ended September 30, 2011, when compared to the corresponding periods in 2010. The decrease in revenues during the three months ended September 30, 2011 is primarily the result of a temporary disruption in our business related to the implementation of our computer system upgrade. This disruption was short in nature and we have resumed ordinary operations.

Restructuring, net

We recorded pre-tax charges of $3.6 million and $7.4 million in the three and nine months ended September 30, 2011, as compared to $1.8 million and $7.4 million in the three and nine months ended September 30, 2010. These charges result from restructuring actions announced in 2009 and 2010, which were taken as part of our ongoing cost reduction initiatives and in response to lower aircraft production rates that resulted from depressed demand in the general aviation industry and primarily relate to employee severance costs. We currently anticipate these restructuring activities will continue through 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $67.0 million and $201.7 million in the three and nine months ended September 30, 2011, as compared to $64.1 million and $185.5 million in the three and nine months ended September 30, 2010. The higher expenses in 2011 reflect the expansion of our global sales force.

Research and Development Expense

Research and development expense totaled $23.1 million and $74.0 million in the three and nine months ended September 30, 2011, as compared to $26.7 million and $73.9 million in the three months and nine months ended September 30, 2010. We continue to focus our research and development efforts on our Business and General Aviation and Trainer/Attack segments. The 2011 expenses reflect the benefit of $0.9 million and $2.7 million recorded in the three and nine months ended September 30, 2011, relating to the incentive package agreement reached with the State of Kansas in December 2010.

Operating (Loss) Income

The following table summarizes Operating (loss) income by segment:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating (Loss) Income:
Business and General Aviation	$(75.4)	$(124.5)	$(226.8)	$(263.4)
Trainer/Attack Aircraft	12.6	20.2	58.4	72.3
Customer Support	20.7	23.0	68.9	64.1
Eliminations	(0.1)	(0.1)	(0.2)	(0.2)

Total	$(42.2)	$(81.4)	$(99.7)	$(127.2)

Business and General Aviation

Operating loss decreased $49.1 million or 39.4% in the three months ended September 30, 2011, as compared to the corresponding period in 2010. This decrease is primarily the result of recording lower charges in the current quarter for loss making aircraft and the Hawker 4000 upgrade and enhancement program. We recorded an aggregate of $11.9 million for these items during the three months ended September 30, 2011, as opposed to $67.1 million in the corresponding period in 2010. In addition, we recorded a charge of $2.2 million related to the Hawker 400 line in the three months ended September 30, 2011 as opposed to $11.6 million in the corresponding period in 2010. The decrease in loss was primarily offset by forfeited deposits of $9.1 million recognized as income in the three months ended September 30, 2010 that did not recur in the corresponding period in 2011.

Operating loss decreased $36.6 million or 13.9% in the nine months ended September 30, 2011, as compared to the corresponding period in 2010. In addition to the lower charges discussed previously, the resolution of our dispute with Airbus during the three months ended March 31, 2011, was approximately $6.0 million less than the amount previously accrued. The positive financial impact of this resolution also contributed to the decrease in operating loss.

Our operating results continue to be negatively impacted by depressed demand and margins for our product within the Business and General Aviation segment. Adverse changes in operating results could negatively impact the fair value of our tradenames and result in impairment charges in the fourth quarter.

Trainer/Attack Aircraft

Operating income decreased $7.6 million or 37.6% in the three months ended September 30, 2011, and $13.9 million or 19.2% in the nine months ended September 30, 2011, when compared to the corresponding periods in 2010. These decreases primarily reflect the reduced spare parts and training system sales and slowing of production activity related to our contracts, as discussed previously. The use of a percentage of completion method of revenue recognition causes gross margin to be recorded based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $8.0 million and $18.5 million were recorded in the three and nine months ended September 30, 2011, as compared to $5.1million and $20.9 million in the three and nine months ended September 30, 2010. We also incurred higher development costs primarily for the AT-6 of $0.6 million and $3.3 million in the three and nine months ended September 30, 2011, when compared to corresponding periods in 2010.

Customer Support

Operating income decreased $2.3 million or 10.0% in the three months ended September 30, 2011, and increased $4.8 million or 7.5% in the nine months ended September 30, 2011, when compared to the corresponding periods in 2010. The decrease in the three months ended September 30, 2011, reflects the temporary disruption in our business attributable to the implementation of our computer system upgrade discussed previously. This decrease offset the operating income increase experienced in the first half of 2011 primarily as a result of improved product offerings, strategic pricing initiatives and a favorable shift in product mix toward higher margin proprietary parts sales.

Nonoperating Expense, net

We recorded nonoperating expenses of $32.6 million and $101.3 million in the three and nine months ended September 30, 2011, as compared to $36.3 million and $107.9 million in the three and nine months ended September 30, 2010. The reductions in nonoperating expenses are primarily due to decreases in interest expense of $5.2 million and $8.5 million in the respective periods that are largely the result of a scheduled reduction in the notional value of one of our interest rate swap agreements at the end of 2010. The decrease in the nine months ended September 30, 2011, was partially offset by $2.5 million of interest expense recorded in the three months ended March 31, 2011, related to the resolution of our dispute with Airbus.

Provision for Income Taxes

Our effective tax rate was negative 17.6% and negative 6.5% in the three and nine months ended September 30, 2011, and includes the discrete impact of the disproportionate tax effects from the cash flow hedges. Our effective tax rate was negative 0.8% and negative 1.5% in the three and nine months ended September 30, 2010. These effective tax rates reflect the impact of the full valuation allowance on our U.S. deferred income tax assets. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net U.S. deferred tax assets.

Liquidity and Capital Resources

Cash Flow Analysis

The following table summarizes sources and uses of funds:

	Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010
Net cash (used in) provided by operating activities	$(121.0)	$52.7
Net cash used in investing activities	(44.7)	(22.6)
Net cash used in financing activities	(110.4)	(346.3)

Net decrease in cash and cash equivalents	$(276.1)	$(316.2)

Nine Months Ended September 30, 2011

The net cash used in operating activities was primarily due to the decreased sales discussed previously in combination with an increase in inventory balances. These changes were partially offset by an increase in accounts payable balances.

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

Nine Months Ended September 30, 2010

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

Capital Resources

The following table summarizes our capital resources:

(In millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$146.7	$422.8
Total debt	2,144.7	2,129.7
Net debt (a)	1,998.0	1,706.9
Total deficit	(383.2)	(214.4)
Total capitalization (b)	1,761.5	1,915.3
Net capitalization (c)	1,614.8	1,492.5
Total debt to total capitalization	122%	111%
Net debt to net capitalization	124%	114%

(a)	Difference between Total debt and Cash and cash equivalents
(b)	Summation of Total debt and Total deficit
(c)	Difference between Total capitalization and Cash and cash equivalents

Our total indebtedness at September 30, 2011, included $67.2 million of short-term obligations payable to a third party under a financing arrangement and $50.0 million drawn under our revolving credit facility.

In accordance with our credit agreement, we were required to make a prepayment of principal toward our senior secured and incremental term loans as a result of our excess cash flow for the year 2010. We paid $44.5 million of principal on March 2, 2011, which we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until the final payments due at maturity.

As of September 30, 2011, we had $189.3 million available under our revolving credit facility, net of $1.1 million of outstanding letters of credit and $50.0 million drawn under our revolving credit facility.

We have used $40.1 million of the $75.0 million available under our synthetic letter of credit facility as of September 30, 2011.

We believe we have sufficient liquidity to meet our cash requirements through the end of 2011. However, we have experienced supply disruptions that have affected our production and deferred deliveries of aircraft, which we expect to continue in the fourth quarter. The third quarter is historically a slow period for aircraft deliveries, and we are continuing to invest in projects to improve efficiency. Accordingly, we have drawn on our revolving credit facility in order to keep a prudent amount of cash on hand as we work through the supply issues, seasonal slowdown and working capital swings driven by our transformative projects. We may make additional draws on our revolver, which currently has approximately $189.3 million of availability, in order to maintain an appropriate supply of cash. Our ability to pay principal and interest on our debt, fund working capital and make capital expenditures depends on our future performance. The fourth quarter has historically been the quarter during which we have generated the largest amount of cash. Any significant change in this pattern, whether due to additional economic deterioration causing further depression in the business and general aviation market, due to delays in our ability to resolve supply disruptions resulting in slower deliveries of aircraft, or any other circumstances could impact our future ability to meet our liquidity needs.

Debt Covenants

The indentures governing the notes and the credit agreement governing our senior secured credit include usual and customary covenants for notes and debt of this type. These covenants include, but are not limited to, covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in our business or our subsidiaries. The credit agreement also includes financial covenants related to our liquidity and adjusted EBITDA. As of September 30, 2011, we continued to be in full compliance with all covenants contained in our debt agreements.

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

Backlog

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog was $1.3 billion at September 30, 2011, of which 27.9% represented orders expected to be delivered beyond the next twelve months. Our backlog includes significant orders with the U.S. government.

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

There has been no material change in our exposure to market risk in the nine months ended September 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, we implemented a computer system upgrade. As a result, we have modified certain controls to address changes in system and operating procedures. We continue to conduct post-implementation monitoring and testing of internal controls over financial reporting in connection with the implementation of the new computer system upgrade. There were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 15 to the unaudited condensed consolidated financial statements). In addition, Raytheon Company retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon Company will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the Federal Aviation Administration (“FAA”) informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement and that the FAA had recommended imposing civil penalties against HBAC. HBAC reached a settlement with the FAA with respect to this matter in the first quarter of 2011. It does not have a material impact on our financial condition, results of operations or liquidity. The settlement was neither an admission of liability or wrongdoing by HBAC, and there was no finding of any regulatory or other violation.

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Discovery is pending pursuant to a November 12, 2010 Scheduling Order and an April 12, 2011 Second Scheduling Order, and per a July 20, 2011 Order, fact discovery on the limited issues currently before the Court shall be completed by November 30, 2011. No accruals have been recorded for this matter as of September 30, 2011.

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

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ Karin-Joyce Tjon Sien Fat
Karin-Joyce Tjon Sien Fat Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gina E. Vascsinec
Gina E. Vascsinec Vice President and Controller (Principal Accounting Officer)

Date: November 2, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Karin-Joyce Tjon Sien Fat

Karin-Joyce Tjon Sien Fat Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gina E. Vascsinec

Gina E. Vascsinec Vice President and Controller (Principal Accounting Officer)

Date: November 2, 2011