Form 10-K
period 2011-12-31
HAWKER BEECHCRAFT ACQUISITION CO LLC; HAWKER BEECHCRAFT NOTES CO
filed 2012-04-13
CIK 1396426, 1396427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

FORWARD-LOOKING STATEMENTS

All statements that are not reported financial results or other historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report on Form 10-K includes forward-looking statements including, for example, statements about our business outlook, our products, including the timing of new product introductions, and the markets in which we operate, including growth of our various markets and our expectations, beliefs, plans, strategies, objectives, prospects, and assumptions for future events or performance. These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are also based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by, the forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are the substantial leverage and debt service resulting from our indebtedness; our ability to successfully complete our restructuring activities; disruption in supply from key vendors; work stoppages at our operations facilities; disruptions to our operations due to our computer system upgrade during the three months ended September 30, 2011, and any impact that such upgrade may have had or may continue to have on our internal controls; general business and economic conditions; lack of market acceptance of our products and services; competition in our existing and future markets; loss or retirement of key executives; our ability to attract and retain highly talented professionals; any unfavorable resolution of legal proceedings; and other risks disclosed in our filings with the Securities and Exchange Commission.

In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the sections Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These sections of this Annual Report should be reviewed for a more complete discussion of these risks and other factors that may affect our business.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above. Except as required by law, we are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Basis of Presentation

As used in this annual report, unless the context indicates otherwise:

•	The terms “we,” “our,” “us,” the “Company,” “Successor,” “Hawker Beechcraft” and “HBAC” refer to Hawker Beechcraft Acquisition Company, LLC and its subsidiaries.

•	“HBI” refers to Hawker Beechcraft, Inc., the direct parent company of HBAC.

•

“Raytheon” refers to Raytheon Company. “Raytheon Aircraft” refers to certain subsidiaries of Raytheon which made up essentially the business acquired by HBI. Raytheon Aircraft is also referred to as the “Predecessor” in certain sections of this annual report. Raytheon was the Predecessor’s parent company.

•	“HBNC” refers to Hawker Beechcraft Notes Company, a wholly-owned subsidiary of HBAC which was formed to co-issue certain debt obligations. HBNC has no operations, assets or revenues.

Market Data Used in this Report

Certain market and industry data presented in this annual report, including our market position along with the positions of our competitors, are based on management estimates. Although we believe our estimates are reasonably derived, undue reliance should not be placed on them as estimates are inherently uncertain. Other market and industry data are derived from market research firms, including information published by the General Aviation Manufacturers Association (“GAMA”), Forecast International, Inc., the Teal Group and Honeywell Aerospace. While we believe the industry sources used are generally reliable, we have not independently verified data from these sources or obtained third party verification of market share data and do not guarantee the accuracy or completeness of this information. Data regarding our industry is intended to provide general guidance. However, market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data regarding the specific market segments that we serve, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, customer preferences can and do change. As a result, market size, relative positions within industry segments and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable.

In certain parts of this annual report, we state statistics or market positions of certain “families” of aircraft (e.g., the Hawker 987 family refers to the 900, 800/850 and 750 models). In this context, the family of a particular model includes the current type design, its current derivative products and any previous versions of the aircraft produced using the same type design. In the case of the King Air family, it refers to the current King Air models, their current derivatives and any previous King Air models.

Our Company

Hawker Beechcraft is a leading manufacturer of business, special mission and trainer/attack aircraft; designing, marketing and supporting aviation products and services for businesses, governments and individuals worldwide. We have an extensive global network of more than 100 company-owned and company-authorized service centers in over 30 countries to support an estimated installed fleet of more than 34,000 aircraft.

Our business was formerly owned by Raytheon. On March 26, 2007, HBI purchased Raytheon Aircraft Acquisition Company, LLC (which has been renamed Hawker Beechcraft Acquisition Company, LLC) and substantially all of the assets of Raytheon Aircraft Services Limited from Raytheon and some of its affiliates (the “Acquisition”). Following the Acquisition, HBI contributed to us the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited.

Business Segment Information

We conduct our business through three segments: Business and General Aviation, Trainer/Attack Aircraft and Customer Support. Segment financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this annual report.

Business and General Aviation

Our Business and General Aviation segment designs, develops, manufactures, markets and delivers commercial and specially modified general aviation aircraft. The segment manufactures a broad range of products under the Hawker® and

Beechcraft® brands that enables us to attract and retain a broad range of corporate, fractional and charter operators as well as individual customers worldwide. The Business and General Aviation segment also manufactures and provides aircraft parts to our Trainer/Attack Aircraft and Customer Support segments and sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction.

Under the Hawker brand, our Hawker business jet product line offers the Hawker 4000, Hawker 987 family, and Hawker 400XP. In December 2011, we also slowed the pace of the Hawker 200 certification program until indicators reflect a healthier light jet market. At the same time, the decision was made to temporarily halt production of the Hawker 750 model until market demand improves.

Under the Beechcraft brand, our business jet product line offers the Premier IA, our turboprops product line offers the King Air family, and our piston product line offers the Baron G58 and Bonanza G36. The King Air 250 was introduced in October 2010 and received type certification from the Federal Aviation Administration (“FAA”) in June 2011. Deliveries commenced immediately thereafter.

Our Business and General Aviation segment also markets, produces and supports a range of special mission aircraft for militaries and governments worldwide. Versions of the Beechcraft turboprops, pistons, Hawker 400XP and Hawker 800 family that have been customized for special missions are currently in service worldwide.

We sell our Business and General Aviation aircraft through various distribution channels, including direct retail sales and our authorized dealer network. Business and General Aviation segment sales were 53%, 60% and 71% of total consolidated sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Trainer/Attack Aircraft

Our Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training and light attack aircraft to the U.S. and foreign governments. The segment manufactures our primary military trainer aircraft, the T-6 Texan II (“T-6”). In 1995, Raytheon Aircraft was awarded the U.S. Air Force and the U.S. Navy’s Joint Primary Aircraft Training System (“JPATS”) program. Under this program, we continue to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft. As the JPATS program nears completion, we continue to pursue alternative customers for the T-6 family of aircraft, primarily in foreign markets. The expiration of the contract will likely cause the revenues within this segment to decrease and could cause them to be more unstable on a prospective basis.

The T-6 family is comprised of four variants; the T-6A, T-6B, T-6C and AT-6. Through December 31, 2011, Hawker Beechcraft and Raytheon Aircraft have delivered over 700 trainer aircraft, including over 600 under the JPATS contracts and 130 to international customers. We continued to invest in the AT-6, the light attack aircraft being offered by Hawker Beechcraft during 2011. In November 2011, the U.S. Air Force notified us that the AT-6 was excluded from its Light Air Support bidding process. As discussed in Item 3 “Legal Proceedings” we contested this decision and we received notice on February 28, 2012, that the Air Force set aside the previous contract awarded to a competitor.

In addition, our Trainer/Attack Aircraft segment provides training and logistics support and aftermarket parts and services. We expect the U.S. government to continue to require product support for T-6 trainers through 2050.

We continue to market the T-6 trainer to certain foreign governments and anticipate future additional international awards. International customers made up 31% of the deliveries in 2011. Trainer/Attack Aircraft segment sales were approximately 26%, 24% and 17% of total consolidated sales for the years ended December 31, 2011, 2010 and 2009.

Customer Support

Our Customer Support segment provides parts and maintenance services to our estimated installed fleet of more than 34,000 aircraft. We sell parts from our headquarters in Wichita, Kansas and operate distribution warehouses in Dallas, Texas; London, England; Dubai, United Arab Emirates; and Singapore.

Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our extensive aircraft service and support network consists of over 100 company-owned and company-authorized third party service centers in over 30 countries. We continue to selectively add company-owned and company-authorized service centers to support our global customer base.

Customer Support segment sales were 21%, 16% and 12% of total consolidated sales for the years ended December 31, 2011, 2010 and 2009.

Customers and Distribution Methods

Our customer base includes corporations, fractional and charter operators, governments and individuals around the world. We currently have a global network of general aviation dealers, regional sales representatives and distributors who market our products. We sell parts through a variety of channels, including our headquarters in Wichita, Kansas, and our company-owned and company-authorized third party service centers. We also sell support services through our company-owned service centers.

We continue to develop our sales resources to address markets outside the U.S. We currently have the largest installed fleet of turboprop and business jet aircraft in Latin America and Africa, and we believe our King Air products are ideally suited for the level of infrastructure available in many developing nations. We continue to market our T-6A trainers and its derivatives to foreign governments. For the year ended December 31, 2011, approximately 41% of our sales were from outside the U.S. For additional information related to our sales derived outside the U.S., see Note 20 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During 2011, one customer, the U.S. government, represented approximately 31% of our sales, primarily from our Trainer/Attack Aircraft segment. The U.S. government accounts for a substantial portion of our backlog through the JPATS program. A significant reduction in purchases by the U.S. government could have a material adverse effect on our financial position, results of operations and liquidity.

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

The Trainer/Attack Aircraft segment operates in the military aviation business and is the sole source provider of the primary military trainer aircraft, the T-6 and its variants, to the U.S. Air Force and the U.S. Navy. Outside the U.S., we compete for primary military trainer contracts with companies including Pilatus Aircraft Ltd., Embraer S.A., Korea Aerospace Industries Ltd., Alenia Aermacchi, EADS, Grob Aircraft AG and Lockheed Martin Corporation. It is anticipated the light attack aircraft will compete primarily with the Super Tucano offered by Embraer Defense Systems.

Competition in the Customer Support segment is based upon price, quality, performance, innovation and reputation. Direct competition against our parts and maintenance activities comes mostly from a multitude of privately-owned maintenance facilities, repair shops, parts brokers and parts distributors located across the global market. Most of these competitors are regionally focused without any significant concentration of market share by any one competitor. Our Customer Support segment seeks to increase our share of the aftermarket services provided to our customers by continuing to improve our service standards, leveraging our product knowledge, expanding our product offerings and improving distribution capabilities. We seek to reach industry-leading service levels and to improve the profitability of our company-owned service network.

Employees

As of December 31, 2011, we had approximately 7,400 employees.

The following table summarizes our employees represented by collective bargaining agreements:

Union	Approximate Number of Employees Represented	Percent of Total Employees Represented	Collective Bargaining Agreement Expiration Date
The International Association of Machinists and Aerospace Workers (“IAM”)	2,600	35%	August 2016
Union of Needletrades, Industrial and Textile Employees	130	2%	March 2012 (a)

(a)	Although this agreement expired on March 31, 2012, we do not anticipate any work stoppages during the renegotiation process, which is currently ongoing.

Suppliers and Raw Materials

Our key supplies vary from raw materials, such as aluminum, to completed aircraft components and major assemblies, such as engines, avionics, fuselages and wings. We expect that major aircraft systems and structures will continue to comprise a substantial portion of our supply costs. Pricing arrangements with our suppliers generally include multi-year contracts with fixed-price and annual price adjustment clauses based on published economic indices.

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

Approximately 40% of our direct material purchases are from the following four major suppliers: Pratt & Whitney Canada (engines), Honeywell (engines, avionics, environmental control, auxiliary power units and lighting), Rockwell Collins (avionics) and Airbus (certain wings and fuselages). Approximately 18% of our direct material purchases are from Pratt & Whitney Canada. A significant disruption in supply from one or more of these suppliers could have a material adverse effect on our financial position, results of operations and liquidity.

During March and April of 2012, we announced that we were beginning to furlough employees that work in various departments and on various aircraft including the Beechcraft King Air, Piston and Premier IA and the Hawker 4000 and 987 family. These furloughs were a result of difficulty in obtaining adequate materials in order to continue production as well as matching production to demand. The furloughs will be on a rolling basis and are expected to occur for one to two months. Each furlough will last thirty to forty-five days.

Certain key suppliers have indicated that they may cease providing supplies to us on normal credit terms or at all based upon our current financial difficulties and payment terms which we are employing (see Item 1A, “Risk Factors” contained in this Annual Report on Form 10-K).

Working Capital

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the fourth quarter of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher fourth quarter delivery volume. As a result, our inventory levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter when we generate the majority of our cash flow. Any disruptions to our business or delivery schedule during the fourth quarter of the year could have a disproportionate effect on our full-year financial operating results. Business for the Trainer/Attack Aircraft and Customer Support segments is not generally seasonal in nature.

Backlog

The following table summarizes our backlog:

	As of December 31, 2011			As of December 31, 2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Business and General Aviation	$771.3	$—	$771.3	$782.6	$—	$782.6
Trainer/Attack Aircraft	306.9	52.5	359.4	584.4	40.8	625.2

Total	$1,078.2	$52.5	$1,130.7	$1,367.0	$40.8	$1,407.8

Orders for aircraft are included in backlog upon receipt of an executed contract. Our backlog includes significant orders with the U.S. government as well as international customers. Unfunded backlog represents U.S. and foreign government contracts for which funding has not yet been appropriated. Due to the nature of the work performed, the Customer Support segment does not have backlog. At December 31, 2011, 22% of our total backlog represents orders that are not expected to be filled in 2012.

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

Research and development expenditures were $94.3 million, $101.1 million and $107.3 million for the years ended December 31, 2011, 2010 and 2009.

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

Defense contractors are subject to many levels of audit, investigation and claims. Agencies that oversee contract performance include: the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”), the U.S. Department of Defense, the Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, including treble damages, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

As a U.S. government contractor, we are subject to specific import and export, procurement and other regulations and requirements. Failure to obtain timely export or import licenses could delay production and adversely affect our sales. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or terminations and the assessment of penalties and fines, and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, and accuracy of records and recording of costs. Under many U.S. government contracts, we are required to maintain facility and personnel security clearances complying with U.S. Department of Defense requirements.

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

Environmental, Health and Safety Matters

Our operations are subject to the requirements of federal, state, local, and foreign environmental and occupational health and safety laws and regulations, the violation of which could result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to pollution; the protection of human health and the environment; air emissions; wastewater discharges; occupational health and safety; and the generation, handling, treatment, remediation, use, storage, transport, release of and exposure to, hazardous substances and wastes. We have incurred, and will continue to incur, costs and capital expenditures to comply with these environmental requirements and to obtain and maintain all necessary permits. Any failure by us to comply with such laws and regulations could subject us to significant civil or criminal fines and penalties and other liabilities. In addition, if we were convicted of a violation of these laws or regulations (including the Clean Air Act and the Clean Water Act), we, or one of our subsidiaries, could be placed by the Environmental Protection Agency (“EPA”) on the “Excluded Parties List” maintained by the U.S. General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Facilities at which the violation occurred cannot be used in performing any U.S. government contract awarded during any period of listing by the EPA, and pre-existing contracts may be terminated by the government once a facility is listed. In addition, this prohibition can also extend to other facilities that are owned or operated by the convicted entity. We are not currently included on the Excluded Parties List.

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

Corporate Information

Hawker Beechcraft Acquisition Company, LLC is a limited liability company formed in 2006 under the laws of the state of Delaware. Hawker Beechcraft Notes Company is a corporation formed in 2007 under the laws of the state of Delaware. Our headquarters and principal executive offices are located at 10511 East Central, Wichita, Kansas 67206 and our telephone number is (316) 676-7111. Our website is www.hawkerbeechcraft.com. The information contained on or connected to our website is expressly not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities Exchange Commission, (“SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may materially adversely affect us. If any of these risks actually occur, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Risks Related to Our Indebtedness and Liquidity

•

“Senior Notes” refers to $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015 and $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 of HBAC and HBNC that were registered under the Securities Act of 1933 (“Securities Act”), as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes.

•

“Notes” refers to the Senior Notes and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017 of HBAC and HBNC that were registered under the Securities Act, as well as substantially identical notes that were issued in March 2007 and surrendered by the holders in exchange for the registered notes.

•

“Senior Secured Credit Facilities” refers to debt instruments resulting from the execution of our $1,810.0 million Credit Agreement that includes a $1,300.0 million Senior Secured Term Loan, a $400.0 million Revolving Credit Facility and a $110.0 million synthetic letter of credit facility.

There is substantial doubt about our ability to continue as a going concern.

Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. This conclusion was reached based on a variety of factors, including those described below. We determined not to pay our interest obligations under the Notes on April 2, 2012 and anticipate an inability to pay interest on the Notes on future interest payment dates. Furthermore, we will be required to repay or refinance our Senior Secured Credit Facilities and the Senior Tranche Advance prior to the repayment of the Notes and we will be required to repay or refinance the Senior Notes prior to the repayment of the Senior Subordinated Notes. The Company has suffered recurring operating losses resulting in a significant net shareholder’s deficit that raises substantial doubt about its ability to continue as a going concern. The Company is operating under a forbearance agreement with its lenders which defers interest payment obligations and provides relief from loan covenants through June 29, 2012. Due to the fact that we have recurring negative cash flows from operations and recurring losses from operations, we will need to seek additional financing. There is substantial doubt that we will be able to obtain additional equity or debt financing on favorable terms, or at all, in order to have sufficient liquidity to meet our cash requirements for the next twelve months.

Our substantial level of indebtedness could adversely affect our business, financial condition, results of operations or liquidity and prevent us from fulfilling our obligations under the Notes.

We have substantial indebtedness. As of December 31, 2011, we had $2,334.1 million of total indebtedness which is all classified as current due to our financial difficulties. We also had issued letters of credit totaling $51.2 million of the $75.0 million available under our synthetic letter of credit facility. In addition, on March 27, 2012, we borrowed an additional $124.5 million senior tranche term loan to fund ongoing operations (the “Senior Tranche Advance”).

Our substantial indebtedness could have important consequences, including the following:

•	we may not be able to satisfy our obligations with respect to the Notes;

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay interest and principal on the Notes and our other indebtedness, which will reduce the funds available to us for other purposes;

•	we may be vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness; and

•	we may not be able to refinance our indebtedness, including the Notes.

The borrowings under our Senior Secured Credit Facilities bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

As of December 31, 2011, we were not in compliance with the covenants under our Senior Secured Credit Facilities and had $0.3 million for additional borrowings under our Revolving Credit Facility. As a result, we must rely on revenues from our business to meet our payment obligations under our indebtedness. We determined not to pay our interest obligations under the Notes on April 2, 2012 and anticipate an inability to pay interest on the Notes on future interest payment dates. Furthermore, we will be required to repay or refinance our Senior Secured Credit Facilities and the Senior Tranche Advance prior to the repayment of the Notes and we will be required to repay or refinance the Senior Notes prior to the repayment of the Senior Subordinated Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity;

•	negotiations with our lenders to restructure the applicable debt; and/or

•	seeking protection under chapter 11 of the U.S. Bankruptcy Code.

Our Senior Secured Credit Facilities and the indentures governing the Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options.

Our principal sources of liquidity have consisted of cash generated by operations and borrowings available under our Revolving Credit Facility, which has $0.3 million of availability. Our liquidity requirements are significant, primarily due to debt service obligations. We will rely on the Senior Tranche Advance to fund our ongoing operations while we continue to work with our lenders towards a comprehensive recapitalization plan. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are largely beyond our control.

Despite our current indebtedness level, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial indebtedness.

The terms of the indentures governing the Notes permit us to incur substantial additional indebtedness in the future, including secured indebtedness. Any senior debt incurred by us would be senior to the Senior Subordinated Notes and, if secured, effectively senior to the Senior Notes. If we incur any additional indebtedness that ranks equal to either the Senior Notes or the Senior Subordinated Notes, the holders of that debt will be entitled to share ratably with the holders of the applicable notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face could intensify.

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

In addition to the restrictions listed above, our Revolving Credit Facility requires us to meet specified financial covenants as of certain dates. We are required to maintain a specified minimum liquidity and, beginning in fiscal year 2011, we are required to maintain a minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for specified periods, as described subsequently as part of “Management’s Discussion and Analysis and Results of Operations – Capital Resources.” Any of these provisions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities.

As of December 31, 2011, we were not in compliance with the covenants contained in our Senior Secured Credit Facilities and on March 27, 2012, we entered into a comprehensive forbearance agreement with the lenders under which our obligations to make certain interest payments were deferred and we were granted relief from certain of our existing covenants.

Our ability to comply with the covenants in our debt instruments going forward may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot be certain that such waivers, amendments or alternative additional financings could be obtained or, if obtained, would be on terms acceptable to us. In addition, the holders of the Senior Notes will have no control over any waivers or amendments with respect to any debt outstanding other than the debt contained in the indenture governing the Senior Notes, and the holders of the Senior Subordinated Notes will have no control over any waivers or amendments with respect to any debt outstanding other than the debt contained in the indenture governing the Senior Subordinated Notes. Therefore, we cannot be certain that even if the holders of the Senior Notes or Senior Subordinated Notes, as applicable, agree to waive or amend the covenants contained in the respective indenture, the holders of our other debt will agree to do the same with respect to their debt instruments.

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements could result in a default or an event of default under those agreements. Such a default or event of default could allow the lenders under our financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds. If the lenders require immediate repayments, we may not be able to repay them and also repay the Notes in full. In connection with our decision not to make the April 2, 2012 interest payment under the Notes, the respective indentures for the Notes each provide that missed interest payments do not give rise to an Event of Default (as defined in the applicable indenture) until the interest payments have been in default for 30 days or more.

Certain private equity investment funds affiliated with GS Capital Partners VI, L.P. and Onex Partners II LP own a significant majority of our equity, and their interests may not be aligned with our note holders or creditors.

Private equity investment funds affiliated with GS Capital Partners VI, L.P. and Onex Partners II LP own substantially all of our equity. Subject to certain exceptions, these private equity investment funds have the power to direct our affairs and policies. A majority of the members of the HBI Board of Directors have been designated by these private equity investment funds. Through such representation on the HBI Board of Directors, they are able to substantially influence the appointment of management and entry into extraordinary transactions, including mergers and sales of assets. In addition, affiliates of GS Capital Partners VI, L.P. and Onex Partners II LP currently own approximately $159.4 million of our Notes.

The interests of GS Capital Partners VI, L.P. and Onex Partners II LP and their respective affiliates could conflict with the interests of the other note holders or creditors. For example, if we are unable to pay our debts as they mature, the interests of GS Capital Partners VI, L.P. and Onex Partners II LP as equity holders might conflict with the interests of the other note holders or creditors. Affiliates of GS Capital Partners VI, L.P. and Onex Partners II LP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the note holders or creditors. In addition, GS Capital Partners VI, L.P. and Onex Partners II LP or their respective affiliates may in the future own businesses that directly or indirectly compete with us, our suppliers or customers of ours. For example, affiliates of Onex Partners II LP currently own a controlling interest in one of our suppliers.

We are a holding company.

We are a holding company, and we conduct substantially all of our operations through our subsidiaries. As a result, our ability to meet our debt obligations substantially depends upon our subsidiaries’ cash flows and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. In addition, the payment of dividends or the making of loans, advances or other payments to us may be subject to regulatory or contractual restrictions.

Risks Relating to Our Business

Any significant disruption in our supply from key vendors could threaten production and adversely affect our sales.

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all general aviation products, with which our suppliers must comply. We cannot be certain that our suppliers will be able to comply, and failure to do so may cause shortages or delays. We cannot be certain that substitute raw materials or component parts will be available to us or will meet the strict specifications and quality standards that we, our customers and the U.S. government impose. Often, our certification from the FAA relates to a specific part from a specific supplier. If we were required to certify replacement parts from a new vendor, the certification process could materially delay or threaten production and adversely affect our business, financial condition, results of operations and liquidity.

We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources, especially major components such as wings, engines and avionics, which are co-developed with our suppliers and, therefore, are often sole-sourced with that supplier. Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts that meet our technical specifications could materially disrupt production schedules and contract profitability.

In addition, contracts with certain of our suppliers for raw materials and other goods are short-term contracts. We cannot be certain that these suppliers will continue to provide products to us at attractive prices or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Our foreign suppliers must also comply with U.S. import/export control laws. Any failure to comply with such laws may delay or halt supplier production or shipments of goods. If we are not able to obtain key products on a timely basis and at affordable costs, or we experience significant delays or interruptions of supply, we may need to suspend production and our business, financial condition and results of operations could be materially adversely affected.

In addition to the risks described above, our continued supply of materials is subject to a number of other risks including:

•	disputes with our suppliers, including disputes over timeliness of payments and associated risks of termination;

•	requests by our suppliers for assurances that we will be able to perform under our arrangements with such suppliers and their refusal to be satisfied by such assurances;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure, shortage or delays in the delivery of supply of raw materials to our suppliers;

•	inability of second tier suppliers to perform as required; and

•	the destruction of our suppliers’ facilities or their distribution infrastructure.

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

The principal markets in which our businesses operate experience changes due to the introduction of new technologies. To meet our customers’ needs in these businesses, we must continuously design new products, update existing products and services, and invest in and develop new technologies. Making such investments requires available capital which may not be available to us. In addition, new programs with new technologies typically carry risks associated with design responsibility, FAA mandated certification requirements, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, delivery schedules and unique contractual requirements, supplier performance and our ability to accurately estimate costs associated with such programs. Our competitors may also develop products that are superior to our products or may adapt more quickly than us to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques to manufacture their products and may make it more difficult for us to compete. In addition, any new aircraft program may not generate sufficient demand or may be subject to technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule, and the costs of these new aircraft programs may exceed our expectations. If we were unable to manufacture products at our estimated costs or if a new program in which we had made a significant investment is subject to weak demand, delays or technological problems, or if we lack sufficient capital to make the necessary investments in new programs, our business, financial condition and results of operations could be materially adversely affected.

Our business will suffer if we are unable to recruit and retain highly skilled staff.

The success of our business is highly dependent upon our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers as well as finance and accounting personnel. The market for these personnel resources is highly competitive. We may be unsuccessful in attracting and retaining the employees we need, and, in such event, our business could be materially adversely affected. Our inability to hire new personnel with the requisite skills could impair our ability to provide products to our customers or to manage our business effectively.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations are impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the U.S. (“U.S. GAAP”) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected rate of inflation for medical costs. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to Other Comprehensive Income, a component of equity. Changes in key economic indicators could cause our assumptions to not be realized and materially impact our results of operations. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Item 7, “Management’s Discussion and Analysis – Critical Accounting Estimates” of this Annual Report on Form 10-K. Although U.S. GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect U.S. GAAP expense would also likely affect contributions to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under the federal Employee Retirement Income Security Act and discretionary contributions to improve the plans’ funded status. If we are unable to make these contributions, our business, financial condition and results of operations could be materially adversely affected.

We derive a significant portion of our revenues from sales to customers outside the U.S. and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales to customers outside the U.S. For the year ended December 31, 2011, international sales accounted for approximately 41% of our consolidated revenues. We expect that our international sales will continue to account for a significant portion of our revenues for the foreseeable future and are likely to increase over time. As a result, we are subject to risks of doing business internationally, including:

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

In order to sell many of our products outside of the U.S., we must first obtain licenses and authorizations from various government agencies. For certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent certain sales. Our inability to sell products outside of the U.S. could materially adversely affect our business, financial condition, results of operations and liquidity.

If we are not able to remedy our weaknesses and other deficiencies in our internal controls, our business reputation could be harmed and noteholders could lose confidence in our financial reporting.

Through our ongoing assessment of our system of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting related to our implementation of an upgraded ERP system and difficulties in attracting and retaining appropriately qualified accounting and finance personnel. While we have taken certain remedial actions and are taking future remedial actions, additional controls must be implemented and tested successfully before we can be reasonably assured that our internal controls are effective. Our implementation of changes to our internal controls in connection with our remediation plans are expected to require additional expenditures, could take a significant period of time to complete and could distract our officers and employees from the operation of our business. In light of these material weaknesses and other deficiencies, we may not be able to produce reliable financial statements or to file these financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission. Our failure to maintain effective internal controls could result in a loss of confidence in the reliability of our financial statements by noteholders, which in turn could harm the value of the notes.

A cybersecurity incident could have a negative impact on the Company.

A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities; and

•	negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

The difficult conditions in the general aviation and other aircraft markets and in the overall economy that continue to materially adversely affect our business, financial condition, results of operations and liquidity may not improve in the near future.

Many of the products we sell are considered discretionary purchases, and are significantly affected by the level of corporate and consumer spending which, in turn, is a function of the general economic environment. In a slowly growing economy, such as many of the markets in which we operate are experiencing, demand for our products may weaken and prospective customers may postpone planned purchases. Accordingly, sales of our products may be adversely affected by a weak economy, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence.

Moreover, aircraft customers, including sellers of fractional share interests, providers of charter services and dealers have responded, and may continue to respond, to the current weak economic conditions by delaying delivery of orders [or canceling orders as we have experienced since late 2008]. Weakness in the economy may also result in fewer hours being flown on existing aircraft and, consequently, lower demand for spare parts and maintenance services. Weak economic conditions may also cause reduced demand for used business jets. We have experienced reductions in the fair market value of used aircraft accepted as trade-ins while such aircraft were in our inventory. In addition, economic conditions have resulted in an increased supply of used aircraft in the market which to some extent competes with our sales of new aircraft into the market. The continuation of this dynamic may adversely affect sales of our products.

Our operations depend on our ability to maintain continuous, uninterrupted production at our manufacturing facilities. Our production facilities are subject to physical and other risks that could disrupt production.

Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity or sustained mechanical failure. Although we have obtained property damage and business interruption insurance in amounts determined sufficient by management, a major catastrophe, such as a fire, flood, tornado or other natural disaster at any of our sites, war or terrorist activities in any of the areas where we conduct operations or the sustained mechanical failure of a key piece of equipment could result in a prolonged interruption of all or a substantial portion of our business. Production at our manufacturing facilities could be disrupted in connection with our closure of certain of our other facilities and our outsourcing of certain operations. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations is conducted in facilities in Wichita, Kansas; Little Rock, Arkansas; Chester, England; and Chihuahua, Mexico, and any significant damage or disruption to these facilities in particular would materially adversely affect our ability to manufacture and deliver aircraft and parts to our customers.

Our results of operations and financial condition could be materially adversely impacted by some of our customers’ inability to obtain financing.

Some of our customers rely on credit markets to obtain financing for new and used aircraft purchases. Uncertainty in with respect to the residual value of aircraft being financed may reduce the number of lenders willing to finance aircraft or cause lenders to impose stricter lending requirements. The inability of a portion of our customers to obtain financing could lead to reduced demand for our products, delayed deliveries or order cancellations, which could adversely affect the number of aircraft deliveries we make or reduce the prices we can charge for our aircraft, either of which could have a material adverse effect on our financial condition and results of operations.

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

The General Aviation Revitalization Act of 1994 (“GARA”) provides a “statute of repose” which, in the context of aviation litigation, operates to limit the time a lawsuit can be filed against an aircraft manufacturer. GARA bars lawsuits against a manufacturer of aircraft or aircraft components once the product has been in service for eighteen years. Such limitations on liability, however, are dependent upon the facts and circumstances surrounding the incident giving rise to liability. GARA does not, for instance, apply if the aircraft was engaged in a scheduled passenger flight and may not apply in certain air medical services operations. Raytheon Aircraft has manufactured certain aircraft that remain in use in scheduled passenger and other operations, including the King Air 1900, that may not be covered by GARA. In addition, as part of the Acquisition, we retained the type certification for the King Air 1900. As a result, if any of these aircraft were to crash or be involved in an accident, we could be exposed to liability and may not have a defense under GARA.

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Approximately 37% of our workforce at December 31, 2011, was represented by unions and is covered by collective bargaining agreements. Approximately 2,600 of our hourly employees at our Wichita, Kansas facilities are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers that expires in August 2016. Our service facility in Chester, England, had a union contract covering approximately 130 employees that expired on March 31, 2012. Although this agreement expired on March 31, 2012, we do not anticipate any work stoppages during the renegotiation process. If our workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations that could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our sales or supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Our JPATS contracts expose us to the inherent risks of fixed price contracting, and future contracts under the JPATS program are not guaranteed.

We manufacture aircraft for the U.S. Air Force and the U.S. Navy. We provide some of our products and services to governments through long-term contracts in which the pricing terms are fixed based on certain production volumes. For the year ended December 31, 2011, approximately 21% of our revenues were derived from the JPATS contract. Government programs such as the JPATS program are generally implemented by the award of multi-year contracts in which the pricing for future years’ procurements by the government is negotiated under fixed price contracts and segregated into individual lots to be exercised on an annual basis. The award of these future lots is subject to future Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program extends for more than one year. Consequently, programs are often only partially funded at any one time, and additional funds are committed only as Congress makes further appropriations. U.S. government contracts under such programs are subject to termination or adjustment if appropriations for the program are not available or change. In addition, U.S. government contracts, including the JPATS contract, generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience as well as termination for default based on performance. Upon termination for convenience, we are generally entitled to compensation only for work done and commitments outstanding at the time of termination. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

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

The JPATS contracts are generally fixed-price in nature. As a result, we will bear the risk that increased or unexpected costs may reduce our profit margins or cause us to sustain losses on the contract. We must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing this contract and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately, or control costs during performance of a fixed price contract may reduce the profitability of a contract or cause a loss.

Our business could be adversely affected by a negative audit by the U.S. government.

As a government contractor we are subject to routine audits and investigations by U.S. government agencies such as the DCAA. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. Moreover, private individuals may bring qui tam, or “whistle blower” suits, under the False Claims Act, which permits a private individual to bring a claim on behalf of the U.S. government to recover payments made as a result of a false claim. Such individuals may receive a portion of amounts recovered on behalf of the U.S. government. If an audit, alleged whistle blower or other activity results in discovery of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

Further, our business could be materially adversely affected if the U.S. government enacts new regulation in the form of user fees or other tax regulation on our products or their use. Our products are generally considered discretionary goods and are not currently subject to user fees or other excess taxation. If the U.S. government were to institute new taxes on the operation or use of our products, the attractiveness of general aviation as an alternative to commercial airfare could be affected and demand for our products may decrease, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Certain contracts, primarily related to our special mission business, are classified contracts. Because one of our principal shareholders is a Canadian entity, we have agreed to, and have implemented, a Security Control Agreement with the Defense Security Service as a suitable Foreign Ownership, Control or Influence (“FOCI”) mitigation arrangement under the National Industrial Security Program Operating Manual. A FOCI arrangement is necessary for us to continue to maintain the requisite security clearances to complete performance under these contracts. Failure to reach and/or maintain an appropriate agreement with the Defense Security Service regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the security clearances, which in turn would mean that we would not be able to enter into future classified contracts, and may result in the loss of our ability to complete our existing classified contracts.

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

The majority of our sales are generated in U.S. dollars; however, a significant component of our aircraft production cost on certain models is contracted with suppliers in U.K. pound sterling. We may enter into foreign currency forward contracts with commercial banks to fix the dollar value of a portion of our commitments to these suppliers; however, these foreign currency forward contracts may not cover the total value of foreign currency payments we are obligated, or may become obligated, to make. Therefore, we could be adversely affected by a weakening of the U.S. dollar relative to foreign currencies, particularly the U.K. pound sterling. Conversely, declining production volumes could cause foreign currency forward contracts to be in excess of required foreign currency commitments causing us to be exposed to mark-to-market gains or losses for the ineffective portion of foreign currency forward contracts or contracts not designated in a cash flow hedging relationship.

We must assess the value of used aircraft and aircraft materials and parts, which requires significant judgment, and changes in the value of such items could adversely affect our future financial results.

There is significant judgment used to determine the value of used aircraft that we acquire. We assess the realizable value of the aircraft on a continual basis. During this assessment, we evaluate many factors, including current and future market conditions, the age and condition of the aircraft and availability levels of the aircraft in the market. In addition, the valuation of aircraft materials and parts that support our worldwide fleet requires significant judgment. We assess the realizable value of the parts on a continual basis. During this assessment, we evaluate many factors, including the expected useful life of the aircraft, some of which have remained in service for several decades. Furthermore, we assume an orderly disposition of both used aircraft and aircraft materials and parts in connection with our assessments of realizable value. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft and aircraft materials and parts and such changes in valuation could materially adversely affect our business, financial condition, results of operations or liquidity.

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

In December 2010, we reached an agreement with the State of Kansas pursuant to which we received $10.0 million in 2011, and we will receive an additional $5.0 million each year for the next four years. These funds may be used for expenses such as the purchase or relocation of equipment, product development, labor recruitment or building costs. The State’s incentive package requires us to maintain our current product lines in Wichita and retain at least 4,000 jobs in Kansas over the next 10 years. If we do not, we will be subject to certain repayment obligations which could materially adversely affect our business, financial condition, results of operations or liquidity.

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

Our principal executive offices and headquarters are located in Wichita, Kansas. Our principal manufacturing facilities are in Wichita, Kansas; Little Rock, Arkansas; and Chihuahua, Mexico. Our primary distribution facilities are located in Wichita, Kansas; Dallas, Texas; London, England; Dubai, United Arab Emirates; and Singapore.

The following table summarizes our properties as of December 31, 2011:

Segment	Location	Activities	Owned/ Leased	Square Footage
Corporate Headquarters (a)	Wichita, Kansas	Parts processing, engine buildup, major and sub assembly, aircraft painting and interior installation and flight testing	Owned	3.9 million

Business and General Aviation	Salina, Kansas (b)	Sub-assembly for all business and general aviation Beechcraft models and the Hawker 400XP	Leased	0.4 million

	Little Rock, Arkansas	Final specialty interior installation for the Hawker 900XP family and the Hawker 4000 and painting for the Hawker 900XP family	Leased	0.4 million

	Chihuahua, Mexico	Sheet metal processing, fabrication of parts and sub-assemblies for general aviation aircraft	Leased	0.4 million

Customer Support	Dallas, Texas	Retail aftermarket parts distribution warehouse	Leased	0.2 million

(a)	Our Corporate Headquarters are located in Wichita, Kansas. All three of our business segments, Business and General Aviation, Trainer/Attack Aircraft and Customer Support, have operations located at our Corporate Headquarters. All operations for our Trainer/Attack Aircraft segment are in Wichita, Kansas.
(b)	These operations have been transitioned to other facilities. This lease expired in February 2012.

At December 31, 2011, our Customer Support segment operated 10 company-owned service centers in the following locations: Wichita, Kansas; Houston, Texas; Atlanta, Georgia; Mesa, Arizona; Indianapolis, Indiana; Little Rock, Arkansas; Tampa, Florida; San Antonio, Texas; Toluca, Mexico; and Chester, England. We also have new company-owned service centers scheduled to open in the first half of 2012 in Wilmington, Delaware, and Monterrey, Mexico. These centers are supplemented by approximately 100 company-authorized third party service centers. Service centers typically provide maintenance, repairs, overhaul, refurbishment and product upgrade services.

Management continually evaluates our facilities to ensure they are adequate to meet current business needs. Adjustments are made to the various holdings as business conditions change.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 19 to the Consolidated Financial Statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until closing the Acquisition on March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations. We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

Qui Tam Matter

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and

Affirmative Defenses. Per the Third Scheduling Order (dated November 10, 2011) and an April 3, 2012 Order denying plaintiffs’ motion to extend the fact discovery deadline, fact discovery on the limited issues before the Court concluded on March 1, 2012. The Court has suspended the deadlines for expert disclosures and dispositive motions and will re-set those deadlines at a hearing to be held following the Court’s issuance of rulings on a number of pending discovery motions. No accruals have been recorded for this matter as of December 31, 2011.

Airbus Arbitration

On March 29, 2012, HBAC filed a Request for Arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”) in Paris, initiating proceedings against Airbus Operations Limited (“Airbus”). HBAC alleges that Airbus breached the Airframe Purchase and Support Agreement, dated August 19, 1998 between Airbus and HBAC. Airbus’s Answer and nomination of a co-arbitrator are due within 30 days from the receipt of the Request for Arbitration from the ICC.

Bid Protest

On October 29, 2010, the Air Force issued a solicitation for light air support aircraft (the “Solicitation”). Only two offerors submitted proposals in response to this Solicitation – Hawker Beechcraft Defense Company (“HBDC”) and the Sierra Nevada Corporation. HBDC proposed the AT-6C, a derivative of HBDC’s trainer aircraft (the “T-6”) widely used by the Air Force. After months of discussion, the Air Force excluded HBDC from the competitive range and, on December 22, 2011, awarded the contract to the Sierra Nevada Corporation.

On December 27, 2011, HBDC filed a bid protest action in the Court of Federal Claims, seeking a declaratory judgment and a permanent injunction requiring the Air Force to (i) set aside the award to the Sierra Nevada Corporation, (ii) reinstate HBDC to the competitive range under the procurement, (iii) conduct meaningful discussions with HBDC, (iv) request new final proposal revisions, and (v) reevaluate the proposals in accordance with the terms of the Solicitation.

On February 14, 2012, HBDC filed a Motion for Judgment on the Administrative Record and, in response, on February 28, 2012, the Air Force filed a Notice of Corrective Action stating that the Air Force intended to take corrective action with respect to the award at issue in the protest. The Air Force stated that it would (i) set aside the award to Sierra Nevada Corporation, (ii) reinstate HBDC to the competitive range under the procurement, (iii) accept new proposals from the parties, based upon the existing solicitation in its original form, or as amended, (iv) conduct meaningful discussions with the parties, and (v) reevaluate proposals in accordance with the terms of the Solicitation. The Air Force also reserved the right to conduct a whole new competition.

Based on its corrective action, the Air Force, on March 5, 2012, filed a motion to dismiss the protest on mootness grounds. That motion is currently pending before the Court of Federal Claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the issued and outstanding capital stock of HBNC is owned by HBAC, and all of the limited liability company interests of HBAC are owned by HBI. Accordingly, there is no established public trading market for HBAC’s equity securities.

Item 6.	Selected Financial Data

The following table presents selected historical financial information and other data. For the years ended December 31, 2011, 2010, 2009 and 2008 and the nine months ended December 31, 2007, the financial information and other data is for HBAC (the “Successor”) and is derived from our audited consolidated financial statements included elsewhere in this and our prior Annual Reports on Form 10-K. The financial information and other data for the three months ended March 25, 2007, is for Raytheon Aircraft (the “Predecessor”) and is derived from the audited consolidated financial statements and accompanying notes thereto of the Predecessor and included in our prior Annual Reports on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and related notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Successor					Predecessor
	Year Ended December 31,				Nine Months Ended December 31,	Three Months Ended March 25,
(In millions)	2011	2010	2009	2008	2007	2007
Statements of Operations Data:
Net sales	$2,435.1	$2,804.7	$3,198.5	$3,546.5	$2,793.4	$670.8
Long-lived asset impairment	226.6	12.6	74.5	—	—	—
Goodwill and indefinite-lived intangible asset impairment	66.0	13.0	448.3	—	—	—
Operating (loss) income	(481.8)	(173.9)	(712.0)	140.3	148.3	$31.4
Net (loss) income attributable to parent company	$(632.8)	$(304.9)	$(451.6)	$(158.6)	$0.1	$10.0

Statements of Financial Position Data:	Successor					Predecessor
	As of December 31,				Nine Months Ended December 31,	Three Months Ended March 25,
(In millions)	2011	2010	2009	2008	2007	2007
Cash and cash equivalents	$248.9	$422.8	$568.8	$377.6	$569.5
Working capital(a)	225.9	327.7	375.8	553.9	326.1
Total assets	2,778.3	3,211.8	3,747.8	4,687.6	4,675.2
Total debt(b)	2,334.1	2,129.7	2,364.2	2,490.8	2,446.9

Other Data:
Aircraft deliveries	291	318	418	477	367	88
Backlog	$1,130.7	$1,407.8	$3,359.2	$7,606.6	$6,290.8
Capital expenditures	$54.1	$41.7	$54.5	$74.9	$66.4	$27.3

(a)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt). Certain balances in prior periods have been conformed to the current presentation.
(b)	Total debt as of December 31, 2011, includes $1,397.6 million in outstanding principal on our Senior Secured Credit Facilities net of unamortized original issue discount, $630.6 million of outstanding Notes and $305.9 million of short-term notes payable and outstanding borrowings under our Revolving Credit Facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the years ended December 31, 2011, 2010 and 2009 reflects the business of HBAC.

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

Business Overview

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy and provide military trainer aircraft to other governments. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of more than 100 company-owned and company-authorized service centers in over 30 countries to an estimated installed fleet of more than 34,000 aircraft.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Our operations are divided into three segments: Business and General Aviation, Trainer/Attack Aircraft and Customer Support. The Business and General Aviation segment designs, develops, manufactures, markets and delivers commercial and specially-modified general aviation aircraft, as well as manufactures and provides aircraft parts to our Trainer/Attack Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. The Trainer/Attack Aircraft segment designs, develops, manufactures, markets and sells military training aircraft and provides training and logistics support and aftermarket parts and services. We expect the U.S. government to continue to require product support for T-6 trainers through 2050. The Customer Support segment provides aftermarket parts and maintenance services as well as refurbishments and upgrade services for our installed fleet of aircraft worldwide.

We operate in the global business and general aviation industry, which continues to experience depressed demand primarily as a result of uncertainty in the global economy. The business and general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the business and general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. We believe that the business and general aviation industry as a whole will continue to experience depressed demand during 2012.

Our Trainer/Attack Aircraft segment is less susceptible to changes in general economic conditions and provides us with a more stable and recurring source of revenue. Sales in this segment are principally generated by U.S. and foreign government defense spending. Decreases or reprioritization of such spending could materially affect the financial performance of this segment. As the JPATS program nears completion, we continue to pursue alternative customers for the T-6 family of aircraft, primarily in foreign markets. The expiration of the contract will likely cause the revenues within this segment to decrease and could cause them to be more unstable on a prospective basis.

Our Customer Support segment is also impacted by the general economic environment that has affected the business and general aviation industry. The impact on this segment of our business has not been as significant as the impact on our Business and General Aviation segment. In addition to general market conditions, our Customer Support business is influenced by the size and age of the installed fleet of aircraft, our customers’ aircraft usage patterns and the overall maintenance requirements for our aircraft.

Recent Developments

On October 29, 2010, the Air Force issued a solicitation for light air support aircraft (the “Solicitation”). Only two offerors submitted proposals in response to this Solicitation – HBDC and the Sierra Nevada Corporation. HBDC proposed the

AT-6C, a derivative of HBDC’s trainer aircraft (the “T-6”) widely used by the Air Force. After months of discussion, the Air Force excluded HBDC from the competitive range and, on December 22, 2011, awarded the contract to the Sierra Nevada Corporation.

On December 27, 2011, HBDC filed a bid protest action in the Court of Federal Claims, seeking a declaratory judgment and a permanent injunction requiring the Air Force to (i) set aside the award to the Sierra Nevada Corporation, (ii) reinstate HBDC to the competitive range under the procurement, (iii) conduct meaningful discussions with HBDC, (iv) request new final proposal revisions, and (v) reevaluate the proposals in accordance with the terms of the Solicitation.

On February 14, 2012, HBDC filed a Motion for Judgment on the Administrative Record and, in response, on February 28, 2012 the Air Force filed a Notice of Corrective Action stating that the Air Force intended to take corrective action with respect to the award at issue in the protest. The Air Force stated that it would (i) set aside the award to Sierra Nevada Corporation, (ii) reinstate HBDC to the competitive range under the procurement, (iii) accept new proposals from the parties, based upon the existing solicitation in its original form, or as amended, (iv) conduct meaningful discussions with the parties, and (v) reevaluate proposals in accordance with the terms of the Solicitation. The Air Force also reserved the right to conduct a whole new competition. Based on its corrective action, the Air Force, on March 5, 2012, filed a motion to dismiss the protest on mootness grounds. That motion is currently pending before the Court of Federal Claims.

On March 15, 2012, we announced that we will not cease operations in our Plant I facility that we had previously announced would be closing.

On March 27, 2012, we entered into a forbearance agreement and a Third Amendment to the Credit Agreement (the “Third Amendment”) implementing a new $124.5 million senior tranche term loan (the “Senior Tranche Advance”), the proceeds of which will be used by us to fund our ongoing operations. Pursuant to the terms of the Third Amendment, we borrowed the full amount of the Senior Tranche Advance on March 27, 2012. The Senior Tranche Advance matures on June 29, 2012 and interest on such amount is payable, at our election, at the Credit Agreement’s base rate plus 11.00% or the Eurocurrency rate plus 12.00% (with the Eurocurrency rate subject to a 2.00% floor).

A portion of the Senior Tranche Advance equal to $16.0 million will be made available to us solely to cash collateralize letters of credit we may request be issued during the period prior to the maturity date of the Senior Tranche Advance.

The Senior Tranche Advance is secured by the assets of the Loan Parties (as defined in the Credit Agreement) and certain of our affiliates in accordance with the terms of, and subject to the priorities set forth in, the U.S. Pledge and Security Agreement and the Senior Aircraft Security Agreement. We agreed to cause certain additional subsidiaries to become obligated under the Credit Agreement and grant security interests in their assets to secure their obligations owed under the Credit Agreement.

As part of the Third Amendment, we agreed to operate in compliance with a net cash flow budget subject to variances, tested periodically.

In connection with entry into the Agreement, the Lenders agreed also to waive compliance with certain obligations under the Credit Agreement and to forbear from exercising remedies with respect to certain known or anticipated events. Lenders currently holding more than 70% of our outstanding indebtedness under the Credit Agreement (as amended) have agreed to defer, until June 29, 2012 (the “Forbearance Period”), our obligation to make certain interest payments on our senior secured revolving and term loans under the Credit Agreement when due and have granted us relief from certain existing loan covenants under the Credit Agreement during the Forbearance Period.

Also during the Forbearance Period, the Lenders agreed to standstill with respect to listed events that have occurred or may occur during the Forbearance Period, including our failure to satisfy the financial covenants set forth in the Credit Agreement as of December 31, 2011, obtain an audit for the fiscal year ended December 31, 2011 without a going concern modification and certain other events.

The Forbearance Period is subject to our continuing compliance with the terms of the Credit Agreement (as amended by the Third Amendment and subject to the waivers granted pursuant to the Third Amendment) and satisfaction of milestones including (i) delivery of a 2012 business plan on or prior to March 31, 2012 and (ii) delivery of a restructuring term sheet and financing term sheet on terms acceptable to the Lenders on or prior to April 30, 2012 (which date automatically extends to May 15, 2012 if holders of more than a majority of the 8.500% Senior Fixed Rate Notes due 2015 and the 8.875%/ 9.625% Senior PIK Election Notes due 2015 of HBAC and Hawker Beechcraft Notes Company have agreed to forbear from exercising remedies under the related indenture).

As part of the Agreement, HBAC paid the Lenders a fee in the aggregate amount of 5.00% of the Senior Tranche Advance and the Agent a transaction fee in the amount of $450,000.

During March and April of 2012, we announced that we were beginning to furlough employees that work in various departments and on various aircraft including the Beechcraft King Air, Piston and Premier IA and the Hawker 4000 and 987 family. These furloughs were a result of difficulty in obtaining adequate composite materials in order to continue production as well as matching production to demand. The furloughs will be on a rolling basis and are expected to occur for one to two months. Each furlough will last thirty to forty-five days.

Results of Operations

	Year Ended December 31,
(In millions)	2011	2010	2009
Sales	$2,435.1	$2,804.7	$3,198.5
Cost of sales	2,247.2	2,579.5	3,036.6

Gross margin	187.9	225.2	161.9

Restructuring, net	12.3	14.9	34.1
Long-lived asset impairment	226.6	12.6	74.5
Goodwill and indefinite-lived intangible asset impairment	66.0	13.0	448.3
Selling, general and administrative expenses	270.5	257.5	209.7
Research and development expenses	94.3	101.1	107.3

Operating loss	(481.8)	(173.9)	(712.0)

Interest expense	135.6	131.8	154.6
Interest income	(0.3)	(0.1)	(1.2)
Gain on debt repurchase, net	—	—	(352.1)
Other income, net	(1.7)	(2.2)	(1.3)

Nonoperating expense (income), net	133.6	129.5	(200.0)

Loss before taxes	(615.4)	(303.4)	(512.0)

Provision for (benefit from) income taxes	16.5	0.9	(60.7)

Net loss	(631.9)	(304.3)	(451.3)

Net income attributable to noncontrolling interest	0.9	0.6	0.3

Net loss attributable to parent company	$(632.8)	$(304.9)	$(451.6)

Sales

Sales decreased $369.6 million or 13.2% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The decrease was driven by lower aircraft deliveries in the Business and General Aviation and Trainer/Attack Aircraft segments due to decreased demand as well as supply disruptions. The decrease was partially offset by increased volume in the Customer Support segment.

Sales decreased by $393.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was driven by lower aircraft deliveries in the Business and General Aviation segment, partially offset by increased volume in the Trainer/Attack Aircraft and Customer Support segments.

The following table summarizes our sales by segment which are described subsequently:

	Year Ended December 31,
(In millions)	2011	2010	2009
Sales:
Business and General Aviation	$1,359.5	$1,735.0	$2,310.6
Trainer/Attack Aircraft	649.4	681.1	531.3
Customer Support	562.2	544.6	438.3
Eliminations	(136.0)	(156.0)	(81.7)

Total	$2,435.1	$2,804.7	$3,198.5

Business and General Aviation

Sales decreased by $375.5 million or 21.6% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The decrease was largely attributable to lower commercial aircraft deliveries and sales prices as a result of depressed demand across the general aviation market and supply disruptions. The Hawker 4000 had a software related supply disruption which was resolved during the third quarter. The Hawker 4000 was not certified by the European Aviation Safety Agency (“EASA”) until December of 2011 which prevented sales of the aircraft to European customers during the current year. These two factors had an impact on the deliveries of that aircraft during the year. The King Air product line also had decreased sales in the current year as a result of supply disruptions which were generally resolved during the fourth quarter of 2011. Additionally, we experienced reduced deliveries related to the Hawker 400XP as a result of our announced production suspension of this aircraft until such time when market demand improves. The lower aggregate sales price in the current year is in part the result of the sale of fewer Hawker jets which was due to decreased product demand and supply disruptions.

Sales for the year ended December 31, 2010 decreased by $575.6 million as compared to the year ended December 31, 2009. The decrease was largely attributable to lower commercial aircraft deliveries as a result of depressed demand across the general aviation market and lower special mission aircraft deliveries. The year ended December 31, 2009 included sales of 29 units of special mission King Air aircraft to the U.S. government under Project Liberty Phase I that were not repeated in 2010.

The following table summarizes our Business and General Aviation new aircraft deliveries:

	Year Ended December 31,
	2011	2010	2009
Hawker 4000	10	16	20
Hawker 900XP	22	28	35
Hawker 800XP/850XP	1	1	3
Hawker 750	7	5	13
Hawker 400XP	1	12	11
Premier	11	11	16
King Air	107	114	155
Pistons	54	51	56

Total	213	238	309

Trainer/Attack Aircraft

Sales decreased by $31.7 million or 4.7% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Trainer/Attack Aircraft segment delivered 78 T-6 aircraft compared to 80 in the comparable period of 2010. Revenue is recognized on nearly all contracts in the Trainer/Attack Aircraft segment using a percentage-of-completion method to measure progress towards completion. Percentage of completion volume has declined with decreases in production along with total sales leading to the decreased sales during the year. This was partially offset by revenues derived other than from the sale of aircraft.

Sales for the year ended December 31, 2010 increased by $149.8 million as compared to the year ended December 31, 2009 due to higher volume on both the JPATS contract as well as international trainer contracts awarded in late 2009. A significant portion of the higher volume related to the Ground Based Training Systems and Contractor Logistics Support elements of the JPATS and international contracts. During the year ended December 31, 2010, the Trainer/Attack Aircraft segment delivered 80

T-6 aircraft compared to 109 in the comparable period of 2009. The year ended December 31, 2009 included 36 units that were built in 2008 but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component.

Customer Support

Sales increased by $17.6 million or 3.2% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The increase was primarily driven by the continued strength of strategic pricing and market capture initiatives that were put in place in prior years. In addition, this marketplace continues to expand, leading to increases in demand for our products and services. The increase was partially offset by a loss of revenue as a result of temporary business disruptions. Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators.

Sales for the year ended December 31, 2010 increased by $106.3 million as compared to the year ended December 31, 2009. The increase was primarily driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business as well as general market strength.

Cost of Sales

Cost of sales decreased $332.3 million or 12.9% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The decrease was driven by lower aircraft deliveries in the Business and General Aviation and Trainer/Attack Aircraft segments due to decreased demand as well as supply disruptions. In addition, inventory impairments in the current year contributed to the decrease. The decrease was partially offset by increased volume in the Customer Support segment.

Cost of sales decreased by $457.1 million or 15.1% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was driven by lower aircraft deliveries in the Business and General Aviation segment, partially offset by increased volume in the Trainer/Attack Aircraft and Customer Support segments.

Business and General Aviation

Cost of sales decreased by $316.6 million or 17.6% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The decrease was largely attributable to lower commercial aircraft deliveries, inventory impairments, and increased spending on expenditures related to factory operations cost-reduction initiatives. The inventory impairments in this segment of $32.9 million were the result of an evaluation of the usefulness of the inventory. There was an increase in spending on expenditures related to factory operations cost-reduction initiatives when compared to the prior year of $20.8 million. The remainder of the difference was due to lower aircraft deliveries and product mix.

Cost of sales for the year ended December 31, 2010 decreased by $575.0 million as compared to the year ended December 31, 2009. The decrease was largely attributable to lower commercial aircraft deliveries as a result of depressed demand across the general aviation market and lower special mission aircraft deliveries. The year ended December 31, 2009 included sales of 29 units of special mission King Air aircraft to the U.S. government under Project Liberty Phase I that were not repeated in 2010.

Trainer/Attack Aircraft

Cost of sales decreased by $42.7 million or 8.0% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Trainer/Attack Aircraft segment delivered 78 T-6 aircraft compared to 80 in the comparable period of 2010. Percentage of completion volume has declined with line rate adjustments along with total sales leading to the decreased cost of sales during the year.

Cost of sales for the year ended December 31, 2010 increased by $98.0 million as compared to the year ended December 31, 2009 due to higher volume on both the JPATS contract as well as international trainer contracts awarded in late 2009. A significant portion of the higher volume related to the Ground Based Training Systems and Contractor Logistics Support elements of the JPATS and international contracts. During the year ended December 31, 2010, the Trainer/Attack Aircraft segment delivered 80 T-6 aircraft compared to 109 in the comparable period of 2009. The year ended December 31, 2009 included 36 units that were built in 2008 but were not delivered until 2009 due to a delivery suspension related to quality issues with a supplier’s component.

Customer Support

Cost of sales increased by $27.0 million or 6.7% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The increase was primarily the result of higher sales during the year ended December 31, 2011.

Cost of sales for the year ended December 31, 2010 increased by $19.9 million as compared to the year ended December 31, 2009. The increase was primarily the result of higher sales during the year ended December 31, 2010. The gross margin improved as the Company began to adjust its pricing upwards on its parts business.

Restructuring

We recorded pre-tax charges of $12.3 million related to restructuring during the year ended December 31, 2011 as compared to $14.9 million and $34.1 million for the years ended December 31, 2010 and 2009. We continued restructuring actions that were announced during previous years as well as initiated new activities. These actions were undertaken as part of our on-going cost reduction initiatives and in response to lower aircraft production rates that resulted from depressed demand in the general aviation industry.

See additional disclosure of our restructuring activity in Note 8 to our Consolidated Financial Statements.

Long-lived Asset Impairment

Long-lived asset impairments were $226.6 million in the current year as compared to $12.6 million and $74.5 million for the years ended December 31, 2010 and 2009. The 2011 impairments were recorded to reduce the value of the Hawker business jet technology and tooling related to the Hawker business jet family. The impairment was caused by a decrease in the expected cash flows from the underlying Hawker business jet products as a result of the depressed business and general aviation market and resulting reduced production volumes and downward pricing pressure.

The tests were performed during the fourth quarter due to poor operating performance during the quarter, decreases in future projections, and decisions by the Company to slow-down or cease production of certain aircraft during the quarter. These items, when taken together, caused management to determine that impairment testing was required during the fourth quarter.

Goodwill and Indefinite-lived Asset Impairment

Goodwill impairments were $66.0 million in the current year as compared to $13.0 million and $443.8 million for the years ended December 31, 2010 and 2009. The primary cause of the goodwill impairment was the overall decline in the market value of the Trainer/Attack segment as a result of the adverse global economic conditions, uncertainty surrounding the Light Air Support (LAS) contract, and expected decreased production as a result of the JPATS contract nearing its conclusion.

Selling, General and Administrative Expense

Selling, general and administrative expense totaled $270.5 million, or 11.1% of sales, for the year ended December 31, 2011, as compared to $257.5 million, or 9.2% of sales, for the year ended December 31, 2010. This was primarily due to an increase of selling expenses of $18.8 million associated with our expanded focus on international sales combined with an increase in our information technology expenses of $14.8 million related to the implementation of an upgraded enterprise resource planning application. This was offset by a decrease of $19.3 million associated with consulting and other services related to factory operations cost reduction activities as well as a decrease in personnel costs related to benefits and performance pay of $3.3 million.

Selling, general and administrative expense totaled $257.5 million, or 9.2% of sales, for the year ended December 31, 2010 as compared to $209.7 million, or 6.6% of sales, for the year ended December 31, 2009. This increase was primarily due to higher selling expenses of $33.7 million associated with our increased focus on international sales and higher costs associated with consulting and other services related to factory operations cost reduction activities of $13.4 million.

Research and Development Expense

Research and development expense was $94.3 million for the year ended December 31, 2011, as compared to $101.1 million for the year ended December 31, 2010. Although we continue to invest in development activities in the Business and General Aviation segment our expenditures in that segment were lower in 2011 as compared to 2010 as we continue in our efforts to time new product introduction with anticipated market demand. This decrease was partially offset by an increase in research and development costs in the Trainer/Attack segment as a result of increased spending on the AT-6 aircraft.

Research and development expense was $101.1 million for the year ended December 31, 2010 as compared to $107.3 million for the year ended December 31, 2009, a decrease of $6.2 million. Although we continued to invest in development activities in the Business and General Aviation segment, our expenditures in that segment were lower in 2010 as compared to

2009, as we attempted to time new product introduction with anticipated market demand.

Operating Loss

Operating loss increased $307.9 million or 177.1% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The increase in the loss was primarily the result of asset impairment charges of $292.6 million in the current year as compared to asset impairment charges of $25.6 million recorded during the year ended December 31, 2010. $226.6 million of the charges were related to the BG&A segment as a result of a decrease in the expected cash flows from Hawker jet products as a result of the depressed business and general aviation market and resulting reduced production volumes and downward pricing pressure. In addition, there was an impairment of $66.0 million in the Trainer/Attack Aircraft segment related to decreased cash flows as a result of an anticipated decrease in sales. The remainder of the decrease was due to the lower sales in the current year discussed previously.

Operating loss decreased $538.1 million or 75% for the year ended December 31, 2010, when compared to the year ended December 31, 2009. Improved operating performance was primarily due to charges of $25.6 million related to asset impairments recorded during the year ended December 31, 2010 as compared to charges of $522.8 million that had been recorded during the year ended December 31, 2009. A majority of the charges in 2009 were recorded in the Business and General Aviation segment. The decrease in aircraft delivery volume in the Business and General Aviation segment during the year ended December 31, 2010 as compared to the year ended December 31, 2009, partially offset the improvement in operating income.

The following table summarizes our Operating (Loss) Income by business segment; which are described in more detail below:

	Year Ended December 31,
(In millions)	2011	2010	2009
Operating (Loss) Income:
Business and General Aviation	$(602.0)	$(367.0)	$(801.7)
Trainer/Attack Aircraft	25.3	95.7	45.5
Customer Support	95.3	97.5	44.1
Eliminations	(0.4)	(0.1)	0.1

Total	$(481.8)	$(173.9)	$(712.0)

Business and General Aviation

Operating loss increased $235.0 million or 64.0% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The increase in the loss was primarily driven by the impairments recorded in the current year of $226.6 million as compared to impairments of $25.6 million in the prior year. In addition, there were $32.9 million of inventory impairments in this segment as a result of an evaluation of the usefulness of the inventory.

The operating loss was $367.0 million for the year ended December 31, 2010 as compared to an operating loss of $801.7 million for the year ended December 31, 2009. The improvement of $434.7 million primarily resulted from lower impairment and loss-making aircraft charges, which were partially offset by decreases in sales volume, higher selling expenses associated with our expansion of our international sales force, and consulting and other expenditures related to factory operations cost-reduction initiatives.

During 2010, we recorded a charge of $13.0 million to reflect impairments of indefinite-lived assets and a charge of $12.6 million for long-lived asset impairments. In the third quarter of 2009, we recorded charges of $340.1 million to reduce the carrying value of the Business and General Aviation segment goodwill to $0, $181.2 million to impair other intangible assets and $60.2 million to impair tangible assets and inventories.

We recorded charges to reserves for loss-making aircraft of $89.4 million during 2010 and $137.1 million during 2009, a majority of which was related to the Hawker 4000. Operating income was impacted significantly by the mix of aircraft delivered during each year. Of particular significance were the Project Liberty Phase I aircraft deliveries in 2009 that were not repeated in 2010.

Trainer/Attack Aircraft

Operating income decreased $70.4 million or 73.6% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. The primary cause of this decrease was the $66.0 million impairment to the Trainer/Attack segment goodwill that is discussed above. The remainder of the decrease is largely due to increased research and development spend when compared to the prior year as a result of the investments in the AT-6 platform.

Operating income increased by $50.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the increased volumes discussed previously as well as improved estimated contract profitability during the current year resulting from lower than expected contract service costs. The use of a percentage-of-completion method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates were updated, any impact on revenue and gross margin as a result of the change in estimate was reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $25.3 million were recorded during the year ended December 31, 2010 as compared to $6.0 million during the year ended December 31, 2009. In addition, the year ended December 31, 2009 included amortization expense of $3.1 million related to intangible assets arising with the Acquisition. The underlying assets became fully amortized at March 29, 2009; therefore, there was not a similar expense during the year ended December 31, 2010.

Customer Support

Operating income decreased by $2.2 million or 2.3% for the year ended December 31, 2011, when compared to the year ended December 31, 2010. This decrease is primarily the result of a temporary disruption in our business related to the implementation of our computer system upgrade.

Operating income increased by $53.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to an inventory impairment charge of $31.5 million recorded in 2009 that did not recur in 2010. The remaining increase was primarily driven by the improved effectiveness of our strategic pricing and market capture initiatives across our parts and maintenance service business and our cost productivity initiatives.

Nonoperating Income/Expense, net

For the year ended December 31, 2011, net nonoperating expense was $133.6 million, primarily related to interest expense, versus net nonoperating expense of $129.5 million for the year ended December 31, 2010, an increase of $4.1 million in expense. The primary reason for the increase in the nonoperating expense versus the year ended December 31, 2010 was an increase in interest expense due to the Company’s borrowing on its Revolving Credit Facility.

Net nonoperating expense was $129.5 million for the year ended December 31, 2010, primarily related to interest expense, versus net nonoperating income of $200.0 million for the year ended December 31, 2009. This net expense increase of $329.5 million was primarily the result of the nonrecurring gain of the $352.1 million we recorded in 2009 in connection with the purchase of our own debt securities. Partially offsetting this increase was a $22.8 million decrease in interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Provision for Income Taxes

The effective tax rate was negative 2.7% and negative 0.3% for the years ended December 31, 2011 and December 31, 2010. The primary difference between the effective tax rate and statutory tax rate in the jurisdictions in which we operate is a result of the valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Our liquidity requirements are significant, primarily due to debt service obligations. We will rely on the Senior Tranche Advance to fund our ongoing operations while we continue to work with our lenders towards a comprehensive recapitalization plan. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are largely beyond our control. If we are not able to refinance our indebtedness or reach a restructuring agreement with our lenders, we may need to seek protection under chapter 11 of the U.S. Bankruptcy Code.

Our principal sources of liquidity have consisted of cash generated by operations and borrowings available under our Revolving Credit Facility. On March 27, 2012, pursuant to the Third Amendment, we borrowed the Senior Tranche Advance to fund ongoing operations while we continue to work with our lenders towards a comprehensive recapitalization plan. As discussed previously, we entered in to a forbearance arrangement in connection with the Third Amendment with certain of our lenders. The forbearance period will expire on June 29, 2012. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are largely beyond our control. Our business operations required the use of substantial cash in 2011. During 2010 and 2011, we undertook several actions in order to reduce our cash needs and liquidity risks; however, we continue to have significant cash requirements and risks as a result of our continuing operations.

As of December 31, 2011, we had $248.9 million of cash and cash equivalents. We utilized $239.0 million and had issued $1.0 million in letters of credit of our $240.3 million capacity under our Revolving Credit Facility in order to maintain a prudent amount of cash on hand. We continue to evaluate our short-term and long-term balance sheet management plans. We have hired a variety of professional advisers to assist us on many different projects, including seeking to refinance our indebtedness and develop a comprehensive recapitalization plan.

We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; use of furloughs and work force reductions consistent with the lower production levels; and other cost reduction efforts including sharply reduced discretionary spending and deferrals of certain product development activity. Our ability to pay principal and interest on our debt, fund working capital and make capital expenditures depends on our future performance and our ability to successfully restructure our balance sheet.

All outstanding debt was reclassified to short-term liabilities as of December 31, 2011. This reclassification was necessary due to our violation of our debt covenants on our outstanding borrowings as of December 31, 2011 and consideration of our forbearance agreement period expires on June 29, 2012.

Due to the fact that we have recurring negative cash flows from operations and recurring losses from operations, we will need to seek additional financing. As a result, there is substantial doubt that we will be able to obtain additional equity or debt financing on favorable terms, or at all, in order to have sufficient liquidity to meet our cash requirements for the next twelve months.

Cash Flow Analysis

The following table summarizes our sources and uses of funds:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net cash (used in) provided by operating activities	$(163.8)	$297.8	$177.1
Net cash (used in) investing activities	(53.7)	(35.2)	(53.3)
Net cash provided by (used in) financing activities	43.6	(408.6)	67.4

Net decrease in cash and cash equivalents	$(173.9)	$(146.0)	$191.2

Operating Activities

Net cash used in operating activities during 2011 was $163.8 million. The decrease when compared to prior years was primarily the result of lower sales and overall operating performance during 2011. In addition, there was a decrease in advanced payments outstanding at December 31, 2011 along with an increase in inventory which contributed to the decrease in cash flow. This was partially offset by an increase in accounts payable.

Despite lower sales in 2010, our operating activities provided positive net cash performance primarily as a result of better management of our inventories, partially offset by a reduction in advanced payments from customers.

The positive net cash provided by operating activities during 2009 was a result of sharply reduced inventory levels reflecting an increase in Hawker 4000 deliveries, lower material receipts compared to aircraft deliveries, lower levels of used aircraft inventory on-hand and better overall inventory management. Partially offsetting the inventory improvement was the operating loss for the year as well as decreased accounts payable balances as amounts due vendors associated with higher activity in late 2008 were paid early in 2009. In addition, customer deposits were reduced as a result of the decline in new orders.

Investing Activities

Net cash used in investing activities during 2011 of $53.7 million related primarily to capital expenditures for property, plant and equipment (“PP&E”), a computer system upgrade and software. The PP&E increase was primarily related to the continued production of tooling in our Business and General Aviation segment and Trainer/Attack Aircraft segment.

Net cash used in investing activities during 2010 related primarily to capital expenditures for tooling in our Business and General Aviation segment and the AT-6 program and associated tooling in our Trainer/Attack Aircraft segment.

Net cash used in investing activities during 2009 related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Financing Activities

Net cash provided by financing activities during 2011 of $43.6 million represents the repayment of approximately $44.5 million on our long-term borrowings and payments of $150.9 million on notes used to finance engine purchases which were offset by additional borrowings on the Revolving Credit Facility of $239.0 million.

Net cash used in financing activities during 2010 represents the repayment of the previously outstanding $235.0 million on the Revolving Credit Facility as well as payments on notes payable used to finance certain aircraft engine purchases.

Net cash from financing activities during 2009 included $235.0 million in net borrowings from our Revolving Credit Facility as well as $188.0 million in net proceeds from the additional debt issuance in the fourth quarter of 2009. Offsetting these inflows was $136.7 million used to purchase our debt securities in the first half of 2009 and payments on notes payable used to finance engine purchases.

Capital Resources

The following table summarizes our capital structure as of the dates indicated:

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash and cash equivalents	$248.9	$422.8	$568.8
Total debt	2,334.1	2,129.7	2,364.2
Net debt (total debt less cash and cash equivalents)	2,085.2	1,706.9	1,795.4
Total (deficit) equity	(956.9)	(214.4)	118.3
Total capitalization (debt plus equity)	1,377.2	1,915.3	2,482.5
Net capitalization (debt plus equity less cash and cash equivalents)	1,128.3	1,492.5	1,913.7
Debt to total capitalization	169%	111%	95%
Net debt to net capitalization	185%	114%	94%

Our total indebtedness at December 31, 2011 included $66.9 million of short-term obligations payable to a third party under a financing arrangement and $239.0 million drawn on our Revolving Credit Facility. We also had issued letters of credit totaling $51.2 million of the $75.0 million available under our synthetic letter of credit facility. Our Senior PIK-Election Notes permitted us to pay interest by increasing the principal amount thereunder (“PIK Interest”) rather than paying cash interest through April 1, 2011. On September 30, 2010, we notified our noteholders that we had elected to pay the April 2011 semi-annual interest payment on our Senior PIK-Election Notes in cash. As the PIK Interest option is no longer available, all subsequent interest payments are currently required to be paid in cash. On March 27, 2012, pursuant to the Third Amendment, we borrowed an additional $124.5 million under the Senior Tranche Advance. We determined not to pay our interest obligations under the Notes on April 2, 2012 and anticipate an inability to pay interest on the Notes on future interest payment dates.

Our pension plan assets, which are broadly diversified, were relatively flat when compared to the prior year, however, the liability continued to increase. As measured under U.S. GAAP, our pension benefit plans were $492.9 million underfunded at December 31, 2011 as compared to being $351.1 million underfunded at December 31, 2010. We recognize the funded status of our defined benefit pension and other postretirement benefits plans in our Consolidated Statements of Financial Position, with a corresponding after-tax adjustment to Accumulated other comprehensive loss. The 2011 annual remeasurement of our pension and other postretirement plans resulted in a net $137.6 million decrease in total equity, which was primarily driven by poor performance of the underlying investments. We currently estimate that required pension plan cash contributions will be $45.2 million in 2012. We also expect to contribute approximately $0.8 million for our unfunded other postretirement benefits plans in 2012. However, absent a recovery of pension plan asset values or higher interest rates, we will be required to make higher contributions in future years. See Note 14 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about our pension and other postretirement benefits plans.

Notes:

In connection with the Acquisition, we issued $1,100.0 million of Notes that included $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015, $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017. In February 2008, we exchanged these Notes for new notes with identical terms, except that the new notes have been registered under the Securities Act and do not bear restrictions on transferability mandated by the Securities Act or certain penalties for failure to file a registration statement relating to the exchange.

The Notes are unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. Interest on the Senior Fixed Rate Notes accrues at the rate of 8.50% per annum and interest on the Senior Subordinated Notes accrues at the rate of 9.75% per annum. Cash interest on the Senior PIK-Election Notes accrues at the rate of 8.875% per annum and the PIK Interest accrues at the cash interest rate per annum plus 0.75%. Interest is payable in cash, except as discussed above with respect to our ability to elect to pay PIK Interest, rather than cash interest.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million aggregate principal amount of our debt securities, allowing us to realize a net gain of $352.1 million.

Senior Secured Credit Facilities:

In March 2007, in connection with the Acquisition, we executed a $1,810.0 million Credit Agreement that included a $1,300.0 million Senior Secured Term Loan that was drawn at the close of the Acquisition, a $400.0 million secured Revolving Credit Facility that was reduced by the Second Amendment that is described subsequently, and a $110.0 million synthetic letter of credit facility (collectively the “Senior Secured Credit Facilities”). In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future. At December 31, 2011, we had issued letters of credit totaling $51.2 million under the synthetic facility.

On September 15, 2008, Lehman Brothers filed for bankruptcy. One of Lehman Brothers’ subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in our Revolving Credit Facility. We do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under our Revolving Credit Facility.

In December 2008, we amended the Credit Agreement to allow us to prepay, up to a maximum of $300.0 million, the Senior Secured Term Loan at a discount price to par to be determined pursuant to certain auction procedures.

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

The initial effectiveness of the Second Amendment was conditioned upon, among other items, the repayment of $125.0 million of our outstanding borrowings under the Revolving Credit Facility and the permanent reduction of facility commitments by $137.0 million (which included a $12.3 million portion of the $35.0 million originally committed by Lehman Brothers).

The remaining $22.7 million portion of Lehman Brothers’ revolving commitment is not considered available as they have been unable to honor this commitment as a result of their bankruptcy. As a result of the Second Amendment and the Lehman

Brothers bankruptcy, the total reduction in available commitments was $159.7 million. Following these reductions, the capacity under the Revolving Credit Facility is now $240.3 million. At December 31, 2011, we had borrowings of $239.0 million and issued letters of credit of $1.0 million outstanding under the Revolving Credit Facility.

On November 25, 2009, we entered into an Incremental Facility Supplement Agreement. Pursuant to the terms of the agreement, we were provided $200.0 million of new term loans (the “Incremental Secured Term Loans”) under the incremental facilities provisions of the Credit Agreement. We paid a fee to the lenders on closing, in the form of an Original Issue Discount, equal to 6.0% of the agreement principal amount of the Incremental Secured Term Loans.

The Incremental Secured Term Loans have a final maturity date of March 26, 2014 (the same as the existing Senior Secured Term Loans under the Credit Agreement) and will amortize in quarterly principal installments totaling 1% annually beginning with the quarter ended December 31, 2009. The interest rates applicable to the Incremental Secured Term Loans are equal to either a base rate or an adjusted Eurocurrency bank deposit rate plus, in each case, an applicable margin. For base rate loans, the applicable margin is 7.5% and for Eurocurrency loans, the applicable margin is 8.5%. The base rate has a floor of 3.0% and the Eurocurrency bank deposit rate has a floor of 2.0%. Voluntary prepayments of the Incremental Secured Term Loans are permitted, in whole or in part, at the U.S. Borrower’s option, without premium or penalty. Voluntary prepayments of the Incremental Secured Term Loans will be applied to remaining scheduled amortization installments in an order to be determined at our option. The terms of the Incremental Secured Term Loans are otherwise governed by and subject to the Credit Agreement. After fees and the original issue discount, net proceeds to us were $180.4 million with the proceeds to be used for general corporate purposes.

On March 27, 2012, we entered into the Third Amendment and borrowed the Senior Tranche Advance to fund our ongoing operations. Pursuant to the terms of the Third Amendment, we borrowed the full amount of the Senior Tranche Advance on March 27, 2012. The Senior Tranche Advance matures on June 29, 2012 and interest on such amount is payable, at our election, at the Credit Agreement’s base rate plus 11.00% or the Eurocurrency rate plus 12.00% (with the Eurocurrency rate subject to a 2.00% floor).

A portion of the Senior Tranche Advance equal to $16.0 million will be made available to us solely to cash collateralize letters of credit we may request be issued during the period prior to the maturity date of the Senior Tranche Advance.

The Senior Tranche Advance is secured by the assets of the Loan Parties (as defined in the Credit Agreement) and certain of our affiliates in accordance with the terms of, and subject to the priorities set forth in, the U.S. Pledge and Security Agreement and the Senior Aircraft Security Agreement. We agreed to cause certain additional subsidiaries to become obligated under the Credit Agreement and grant security interests in their assets to secure their obligations owed under the Credit Agreement.

As part of the Agreement, we agreed to operate in compliance with a net cash flow budget subject to variances, tested periodically.

Debt Covenants:

The indentures governing the Notes and the Credit Agreement governing our Senior Secured Credit Facilities include usual and customary covenants for notes and credits of this type. These covenants include, but are not limited to, limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in our business or our subsidiaries.

Our excess cash flow, as defined under the Credit Agreement, and our year-end consolidated secured debt ratio determines the annual amount of mandatory term loan prepayment due under our Credit Agreement, if any. The consolidated secured debt ratio is the ratio of our consolidated secured debt less cash on hand at the end of each period divided by a rolling 12-month calculation of our debt covenant defined EBITDA (“DC EBITDA”). DC EBITDA is calculated based on our net income adjusted for (i) interest, taxes, depreciation and amortization expense; (ii) nonrecurring transition costs as a result of the Acquisition; (iii) nonrecurring inventory step-up costs and other nonrecurring purchase accounting impacts; (iv) noncash compensation expense; (v) project start up, ramp up and launch costs including the development of new aircraft; (vi) management fees paid to our principal external shareholders; (vii) minority interest adjustments; and (viii) miscellaneous other adjustments. Based on our 2010 excess cash flow and the consolidated secured debt ratio, as defined under the Credit Agreement, we were required to make a mandatory term loan principal prepayment. We paid $44.5 million of principal in March 2011 that we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until near maturity of these debt instruments. As discussed above, the Second Amendment provides that compliance with the maximum consolidated secured debt ratio covenant is waived under certain conditions and our new EBITDA covenant is in effect.

As of December 31, 2011, we were not in compliance with the covenants contained in the debt agreement. As discussed above, we entered into a forbearance agreement with our lenders in which they agreed to delay all potential remedies, including the ability to call the debt on demand, available to them until June 29, 2012.

Industrial Revenue Bonds:

One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or development of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to us subject to an option to purchase for a nominal consideration, which we may exercise at any time.

At the time of the acquisition, Raytheon held IRBs with an aggregate principal amount of $454.2 million. Raytheon assigned its IRBs to us as part of the Acquisition, and, therefore, we are the bondholder as well as the borrower/lessee of the property purchased with IRBs proceeds. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRBs. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us; accordingly, no net debt associated with the IRBs is reflected in our Consolidated Statements of Financial Position. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2011 and 2010, we held IRBs with an aggregate principal amount of $230.6 million and $286.8 million.

Contractual Obligations

The following table summarizes known contractual obligations as of December 31, 2011, and estimates of when these obligations are expected to be satisfied:

(In millions)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$2,034.9	$2,034.9	$—	$—	$—	$—	$—
Interest on long-term debt	108.8	108.8	—	—	—	—	—
Operating lease obligations	79.4	6.7	6.1	5.9	5.5	5.0	50.2
Purchase obligations	1,329.0	1,058.4	202.9	21.2	21.7	4.1	20.7

Total	$3,552.1	$3,208.8	$209.0	$27.1	$27.2	$9.1	$70.9

The table above excludes $0.6 million of tax liabilities for uncertain tax positions for which we cannot reasonably estimate the timing of payment. The table above further excludes required pension and other postretirement contributions. We are required to make pension and other postretirement contributions of $46.1 million in 2012. Amounts beyond 2012 for required pension and other postretirement contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates. However, based solely on our current assumptions, we anticipate our funding requirements to be approximately $82.0 and $68.0 million in 2013 and 2014 and remaining relatively stable thereafter.

All outstanding debt was presented as being due during 2012 in the table above. This presentation is consistent with our classification of all outstanding debt as short-term liabilities due to our violation of our debt covenants on our outstanding borrowings as of December 31, 2011. If the debt remains outstanding, interest payments of $108.6 million, $68.7 million, $24.7 million, $14.1 million would be due in 2013-2016, respectively and $3.5 million of interest payments would be due thereafter.

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

Critical Accounting Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates, judgments and assumptions that affect our financial position and results of operations that are reported in the accompanying consolidated financial statements as well as the related disclosure of assets and liabilities contingent upon future events.

Understanding the critical estimates used in implementing our accounting policies discussed below and the related risks are important in evaluating our financial position and results of operations. We believe the following accounting estimates used in the preparation of the consolidated financial statements are critical to our financial position and results of operations as they involve the significant use judgment on matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. If actual results differ significantly from management’s estimates, there could be a material effect on our financial position, results of operations and cash flows.

Revenue Recognition

For the majority of our aircraft sales, revenue is recognized when title to an airworthy aircraft is transferred to the customer. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin.

We use a percentage of completion method to measure progress towards completion for longer term contracts with substantial contract-specific development or engineering cost. The ratio of costs incurred-to-date compared to total estimated costs at the completion of the contract are used to derive the estimated revenues to record. Management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

We recognize revenue on aircraft parts and services as the part is shipped or as the service is rendered.

Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will more likely than not be realized. During the fourth quarter of 2008, we recorded a valuation allowance against net deferred tax assets. This decision was based on our cumulative pre-tax losses and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $511.2 million at December 31, 2010. Our valuation allowance increased $294.5 million during the twelve months ending December 31, 2011 to $805.7 million. The increase in valuation allowance was a result of an increase in our U.S. deferred tax assets, primarily related to U.S. federal and state net operating losses.

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with applicable literature. The final tax outcome of these matters may be different than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss. The effect of changes in tax rates is recognized during the period in which the rate change occurs.

HBAC is included in the U.S. consolidated federal income tax return of HBI. Under the terms of an informal tax sharing agreement between HBAC and HBI, the amount of the cumulative tax liability of each member shall not exceed the total tax liability as computed on a separate return basis. Refer to Note 13 for additional information about our income taxes.

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

The following table summarizes the net periodic benefit cost assumptions for our defined benefit pension plans:

	Year Ended December 31,
	2011	2010	2009
Discount rate	5.40%	6.00%	6.25%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

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

The following table summarizes our actual and target investment asset allocations:

	As of December 31,		Target
	2011	2010	Allocation
Equity securities	48.4%	50.7%	50.0%
Debt securities	42.6%	40.4%	40.0%
Other	9.0%	8.9%	10.0%

	100.0%	100.0%	100.0%

Other variables that can impact the pension funded status and expense include demographic experience, such as the rates of salary increase, retirement, turnover and mortality. Assumptions for these variables are set based on actual and projected plan experience.

Based on our assumptions, we expect 2012 pension expense to be approximately $45.3 million. The following table summarizes the estimated sensitivity of 2012 pension expense to changes in key assumptions:

Change in Assumption
Assumptions:	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate	$4.3 pension expense decrease	$4.4 pension expense increase
Expected rate of return on plan assets	$1.9 pension expense decrease	$1.9 pension expense increase

At December 31, 2011 we had $389.6 million of deferred losses resulting primarily from differences between actual and assumed asset returns, changes in discount rates and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items, we will experience increases or decreases in our funded status and related accrued retiree benefit obligation.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. Intangible assets with definite lives consist of certain trade names and trademarks, order backlog, customer relationships, technological knowledge and computer software and are amortized on a straight-line basis over their estimated useful life. The following table summarizes the weighted average amortization periods assigned to long-lived intangible assets:

Estimated
Useful Life
Technological knowledge	15 years
Customer relationships	17 years
Computer software	8 years
Order backlog	3 years
Trademarks and tradenames - definite lives	10 years

Goodwill and intangible assets with indefinite lives, which includes certain trademarks and trade names, are not amortized but are instead reviewed for impairment on an annual basis during the fourth quarter or upon the occurrence of events that may indicate possible impairment. We conduct our review for impairment on a reporting unit basis.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate; terminal growth rate; EBITDA and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the primary valuation methodologies used to derive the fair value of the reporting units:

•

Income Approach: We determine fair value by discounting the expected cash flows of the reporting units. We rely upon internally generated five-year forecasts for sales and operating profits, including capital expenditures, when estimating future cash flows, and an assumed long-term annual growth rate of cash flows for periods after the five-year forecast for both the Trainer/Attack and Customer Support segments. Discount rates are determined by weighting the required returns on interest-bearing debt and paid-in capital in proportion to their estimated percentages in an expected industry capital structure.

•

Market-Comparable Approach: We make use of market price data of stocks of companies engaged in the same or similar line of businesses as that of the reporting unit. Specifically, we calculated multiples of total enterprise value to EBITDA for comparable companies using data for the latest twelve months (“LTM”) ended September 2011, and for the 2012 projected year. In determining the concluded range of trailing and forward multiples, we compared the historical and expected performance of the comparable companies to those of the reporting units. The selected range of multiples were then multiplied by the LTM and projected 2012 EBITDA of these reporting units to determine fair value.

•

Market Transaction Approach: We assessed EBITDA multiples realized in actual purchase transactions of comparable companies. After we adjusted these multiples to account for the current economic climate, versus the period during which the transactions occurred, they were applied to the LTM EBITDA of the reporting units to determine fair value.

Equal weightings were assigned to the aforementioned model results to arrive at a final fair value estimate of the reporting unit.

The necessity for, and the amount of, any goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment is indicated by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed for that reporting unit to determine if goodwill is impaired and to measure the amount of impairment loss that should be recognized, if any.

The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that reporting unit’s goodwill. The process of determining such implied fair value of goodwill involves allocating the reporting unit’s fair value as determined in step one to all of the reporting unit’s assets and liabilities. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

There were no impairments recognized on our indefinite-lived assets in the current year as the fair value exceeded the carrying value. The fair value of the tradenames exceeded the carrying value by approximately $75 million or 22% in the aggregate. This includes the Hawker tradename which had a fair value that exceeded the carrying value by approximately $9 million or 5%.

See additional disclosure of these analyses in Note 6 to our Consolidated Financial Statements including the impairment charges recorded during the years ended December 31, 2011, 2010 and 2009.

Impairment of Long-lived Assets

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

See additional disclosure of these analyses in Notes 5 and 6 to our Consolidated Financial Statements including the impairment charges recorded during the years ended December 31, 2011, 2010 and 2009.

Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from one to five years with limited additional coverage up to 10 years on the Hawker 4000. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised. Warranty provisions related to aircraft deliveries on contracts accounted for using a percentage-of-completion method to measure progress towards completion are recorded as contract costs as the work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

Warranty provisions related to aircraft deliveries on contracts accounted for using a percentage-of-completion method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

Fair Value

We estimate the fair value of our derivatives using an income valuation approach. The fair value of our foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate yield curve. Our fair value measurements also incorporate credit risk. For derivatives in a liability position, we incorporate our own credit risk, and, for derivatives in an asset position, we incorporate our counterparty’s credit risk. To measure credit risk, we modify our discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from third-party pricing services. These inputs are derived principally from or corroborated by other observable market data and are therefore considered to be Level 2 inputs. We test the validity of our valuations by comparing them to the valuations we receive from our counterparties.

Recent Accounting Pronouncements

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2012 and early adoption is permitted. We do not believe that the adoption of this standard will have a material impact on our financial statements

In June 2011, the FASB issued new accounting guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2012. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2012. We do not believe that the adoption of this standard will have a material impact on our financial statements.

Other new pronouncements issued but not effective until after December 31, 2011 are not expected to have a material effect on our cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk on payments made to foreign suppliers in foreign currencies. We may use foreign currency forward contracts to hedge our exposure to foreign currency exchange rate fluctuations for firm commitments and forecasted purchases from foreign suppliers. The objective of these foreign currency forward contracts is to minimize the impact of foreign currency exchange rate movements on the results of our operations and cash flows. All previous foreign currency forward contracts have been executed with creditworthy banks and were denominated in U.K. pound sterling. The duration of foreign currency forward contracts generally has been two years or less. We do not use foreign currency forward contracts for speculative or trading purposes. We account for the foreign currency forward contracts as cash flow hedges when they qualify for such treatment. We had no foreign currency forward contracts outstanding at December 31, 2011.

For more information about our foreign currency forward contracts, see Note 7 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest Rate Risk

We have substantial indebtedness, including both fixed and variable rate debt obligations, and are subject to interest rate risk on our variable rate debt obligations, which primarily relate to amounts outstanding under our Senior Secured Credit Facilities. The following table summarizes our outstanding debt obligations at December 31, 2011:

		Weighted-
	Amount	Average
(Dollars in millions)	Outstanding	Interest Rate
Fixed-rate debt	$630.6	8.97%
Variable-rate debt	1,703.5	3.75%

Total debt	$2,334.1

We entered into an interest rate swap agreement in April 2007 to hedge our exposure to changes in interest rates on a portion of our variable rate debt obligations and to attain an appropriate balance between fixed and variable rate debt. Our counterparty syndicated 40% of our April 2007 swap agreement by entering into risk participation agreements with a subsidiary of Lehman Brothers and another financial institution. On September 15, 2008, Lehman Brothers filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. This interest rate swap had a notional amount of $150.0 million and it matured on December 30, 2011.

We entered into an additional interest rate swap agreement in June 2009. The additional swap had a notional amount of $300.0 million and it matured on June 30, 2011.

Assuming the debt levels that existed on December 31, 2011, a hypothetical 100 basis point increase in the interest rate of each of our variable-rate debt obligations would increase our 2012 projected interest expense by $17.0 million.

For more information about our outstanding debt obligations and interest rate swap, see Notes 10 and 7, to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Credit Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Generally, our primary credit risk exposure results from our use of derivative financial instruments. As of December 31, 2011, we had no derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

COMPANY RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements and related information contained in this Annual Report on Form 10-K have been prepared by and are the responsibility of our management. Our financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. and reflect judgments and estimates as to the expected effects of transactions and events currently being reported. Our management is responsible for the integrity and objectivity of the financial statements and other financial information included in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements, and their report follows.

Hawker Beechcraft Acquisition Company, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hawker Beechcraft Acquisition Company, LLC

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Hawker Beechcraft Acquisition Company, LLC (“the Company”) and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses resulting in a significant net shareholder’s deficit that raises substantial doubt about its ability to continue as a going concern. As further discussed in Note 1, as of the date of this report, the Company is operating under a forbearance agreement with its lenders which defers interest payment obligations and provides relief from loan covenants through June 29, 2012. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
April 10, 2012

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Financial Position

(In millions)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$248.9	$422.8
Accounts and notes receivable, net	115.7	121.0
Unbilled revenue	50.1	34.4
Inventories	1,168.0	1,059.9
Prepaid expenses and other current assets	19.7	30.7

Total current assets	1,602.4	1,668.8

Property, plant and equipment, net	340.2	482.2
Goodwill	193.5	259.5
Intangible assets, net	609.9	759.1
Other assets, net	32.3	42.2

Total assets	$2,778.3	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable, revolver, and current portion of long-term debt	$2,334.1	$74.6
Advance payments and billings in excess of costs incurred	229.7	266.0
Accounts payable	317.3	221.1
Other accrued expenses	274.7	371.3

Total current liabilities	3,155.8	933.0

Long-term debt	—	2,055.1
Accrued pension benefits	490.9	349.4
Other long-term liabilities	78.9	75.1
Noncurrent deferred income tax liability, net	9.6	13.6

Total liabilities	3,735.2	3,426.2

Equity
Paid-in capital	1,007.3	1,004.5
Accumulated other comprehensive loss	(423.8)	(310.4)
Retained deficit	(1,544.8)	(912.0)

Total deficit attributable to parent company	(961.3)	(217.9)

Noncontrolling interest	4.4	3.5

Total deficit	(956.9)	(214.4)

Total liabilities and equity	$2,778.3	$3,211.8

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2011	2010	2009
Sales:
Aircraft and parts	$2,254.8	$2,643.2	$3,034.3
Services	180.3	161.5	164.2

Total sales	2,435.1	2,804.7	3,198.5

Cost of sales:
Aircraft and parts	2,087.6	2,442.2	2,894.3
Services	159.6	137.3	142.3

Total cost of sales	2,247.2	2,579.5	3,036.6

Gross profit	187.9	225.2	161.9

Restructuring	12.3	14.9	34.1
Long-lived asset impairment	226.6	12.6	74.5
Goodwill and indefinite-lived intangible asset impairment	66.0	13.0	448.3
Selling, general and administrative expenses	270.5	257.5	209.7
Research and development expenses	94.3	101.1	107.3

Operating loss	(481.8)	(173.9)	(712.0)

Interest expense	135.6	131.8	154.6
Interest income	(0.3)	(0.1)	(1.2)
Gain on debt repurchase, net	—	—	(352.1)
Other income, net	(1.7)	(2.2)	(1.3)

Nonoperating expense (income), net	133.6	129.5	(200.0)

Loss before taxes	(615.4)	(303.4)	(512.0)

Provision for (benefit from) income taxes	16.5	0.9	(60.7)

Net loss	(631.9)	(304.3)	(451.3)

Net income attributable to noncontrolling interest	0.9	0.6	0.3

Net loss attributable to parent company	$(632.8)	$(304.9)	$(451.6)

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Equity and Comprehensive Loss

(In millions)

For the Period January 1, 2009 – December 31, 2011

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Total Comprehensive Income (Loss) Attributable to HBAC	Total Comprehensive Income Attributable Noncontrolling Interest
Balance at January 1, 2009	$996.8	$(156.4)	$(409.3)	$4.2	$435.3
Stock-based compensation	3.3				3.3
Noncontrolling interest activity		0.3		(0.6)	(0.3)
Net (loss) income		(451.6)		0.3	(451.3)	$(451.6)	$0.3
Other comprehensive income (loss), net of tax:
Realized prior service cost due to curtailment			5.5		5.5	5.5
Net gain on pension and other benefits, net of tax of $(14.6)			38.8		38.8	38.8
Unrealized gain on cash flow hedges, net of tax of $(14.5)			21.4		21.4	21.4
Realized losses due to de-designation			39.1		39.1	39.1
Reclassifications of unrealized losses due to maturities, net of tax of $(1.0)			29.7		29.7	29.7
Foreign currency translation adjustments, net of tax of $(0.6)			0.7		0.7	0.7

Balance at December 31, 2009	1,000.1	(607.7)	(274.1)	3.9	122.2	$(316.4)	$0.3

Stock-based compensation	4.4				4.4
Noncontrolling interest activity		0.6		(1.0)	(0.4)
Net (loss) income		(304.9)		0.6	(304.3)	$(304.9)	$0.6
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of $0			(50.5)		(50.5)	(50.5)
Unrealized loss on cash flow hedges, net of tax of $0			(7.3)		(7.3)	(7.3)
Reclassification of unrealized losses due to maturities, net of tax of $0			22.1		22.1	22.1
Foreign currency translation adjustments, net of tax of $0			(0.6)		(0.6)	(0.6)

Balance at December 31, 2010	1,004.5	(912.0)	(310.4)	3.5	(214.4)	$(341.2)	$0.6

Stock-based compensation	2.8				2.8
Net (loss) income		(632.8)		0.9	(631.9)	$(632.8)	$0.9
Adjustment for amortization of net actuarial loss and prior service cost
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits, net of tax of ($1.5)			(137.6)		(137.6)	(137.6)
Realized net curtailment loss, net of tax of $0			3.6		3.6	3.6
Unrealized gain on cash flow hedges, net of tax of $6.2			0.8		0.8	0.8
Reclassification of unrealized losses due to maturities, net of tax of ($14.7)			20.5		20.5	20.5
Foreign currency translation adjustments, net of tax of $0.5			(0.7)		(0.7)	(0.7)

Balance at December 31, 2011	$1,007.3	$(1,544.8)	$(423.8)	$4.4	$(956.9)	$(746.2)	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(631.9)	$(304.3)	$(451.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	89.0	90.6	91.0
Amortization of intangible assets	38.7	43.8	62.2
Amortization of debt issuance costs	8.6	9.3	12.6
Amortization of original issue discount	2.5	2.2	0.5
Amortization of deferred compensation	—	—	0.3
Stock-based compensation	2.8	4.6	3.3
Change in current and deferred income taxes	4.2	(0.9)	(34.0)
Gain on sale of property, plant and equipment	0.4	(1.4)	—
Gain on repurchase of long-term debt, net of debt issuance costs write-off	—	—	(352.1)
Inventory impairments	32.9	—	70.7
Long-lived asset impairment	226.6	12.6	95.9
Goodwill and other indefinite-lived intangible impairment charges	66.0	13.0	448.3
Pension and other curtailment	3.6	—	5.5
Noncash interest expense	—	6.9	20.2

Changes in assets and liabilities:
Accounts receivable, net	5.3	8.3	(23.4)
Unbilled revenue, advanced payments and billings in excess of costs incurred	(52.0)	(60.9)	(181.9)
Inventories, net	9.3	389.1	583.0
Prepaid expenses and other current assets	4.9	(4.9)	10.5
Accounts payable	96.2	15.2	(189.1)
Other accrued expenses	(100.7)	87.2	(63.5)
Pension and other changes, net	29.9	(11.6)	67.9
Income taxes payable	(0.1)	(1.0)	0.5

Net cash (used in) provided by operating activities	(163.8)	297.8	177.1

Cash flows from investing activities:
Purchases of capital expenditures	(38.4)	(32.0)	(51.0)
Additions to computer software	(15.7)	(9.7)	(3.5)
Proceeds from sale of property, plant and equipment	0.4	6.5	1.2

Net cash used in investing activities	(53.7)	(35.2)	(53.3)

Cash flows from financing activities:
Payment of notes payable	(150.9)	(158.7)	(202.2)
Payment of term loans	(44.5)	(15.0)	(13.5)
Issuance of long-term debt	—	—	188.0
Utilization of Revolving Credit Facility	239.0	—	235.0
Payment of Revolving Credit Facility	—	(235.0)	(7.6)
Proceeds from Industrial Revenue Bond funding	—	0.1	4.4
Debt repurchase	—	—	(136.7)

Net cash provided by (used in) financing activities	43.6	(408.6)	67.4

Net (decrease) increase in cash and cash equivalents	(173.9)	(146.0)	191.2
Cash and cash equivalents at beginning of period	422.8	568.8	377.6

Cash and cash equivalents at end of period	$248.9	$422.8	$568.8

Supplemental Disclosures:
Cash paid for interest	$121.5	$119.0	$133.8
Cash paid (received) for income taxes	1.5	2.0	(0.5)
Net noncash transfers to (from) property, plant and equipment (to) from inventory	7.9	8.0	(21.5)
Net noncash transfers from property, plant and equipment to prepaid expenses and other current assets	—	(3.0)	—
Inventories acquired through issuance of notes	158.2	158.1	148.9

The accompanying notes are an integral part of these consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Consolidated Financial Statements

1.	Background and Basis of Presentation

Background

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“Raytheon Aircraft” or “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The Acquisition was completed on March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Hawker Beechcraft Notes Company (“HBNC”) is a wholly-owned subsidiary of HBAC which was formed to co-issue certain debt obligations. HBNC has had no activity since its formation. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft. The terms “we,” “our,” “us,” the “Company,” “Successor” and “Hawker Beechcraft” refer to HBAC and its subsidiaries.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the U.S., which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for certain contracts, including estimates of the extent of progress towards completion, contract revenue and contract completion costs, as well as warranty cost, contingencies, pension, fair value of financial instruments, impairment tests and customer and vendor claims. Actual results could differ from those estimates.

Going Concern Considerations

As of December 31, 2011, Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. This conclusion was reached based on a variety of factors, including those described below. We determined not to pay our interest obligations under the Notes on April 2, 2012 and anticipate an inability to pay interest on the Notes on future interest payment dates. Furthermore, we will be required to repay or refinance our Senior Secured Credit Facilities and the Senior Tranche Advance prior to the repayment of the Notes and we will be required to repay or refinance the Senior Notes prior to the repayment of the Senior Subordinated Notes. The Company has suffered recurring operating losses resulting in a significant net shareholder’s deficit that raises substantial doubt about its ability to continue as a going concern. The Company is operating under a forbearance agreement with its lenders which defers interest payment obligations and provides relief from loan covenants through June 29, 2012. Due to the fact that we have recurring negative cash flows from operations and recurring losses from operations, we will need to seek additional financing. There is substantial doubt that we will be able to obtain additional equity or debt financing on favorable terms, or at all, in order to have sufficient liquidity to meet our cash requirements for the next twelve months.

We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; use of furloughs and work force reductions consistent with the lower production levels; and other cost reduction efforts including sharply reduced discretionary spending and deferrals of certain product development activity. Our ability to pay principal and interest on our debt, fund working capital and make capital expenditures depends on our future performance and our ability to successfully restructure our balance sheet.

As of December 31, 2011, we were not in compliance with the covenants under our Senior Secured Credit Facilities and had $0.3 million for additional borrowings under our Revolving Credit Facility. We determined not to pay our interest obligations under the Notes on April 2, 2012 and anticipate an inability to pay interest on the Notes on future interest payment dates. Furthermore, we will be required to repay or refinance our Senior Secured Credit Facilities and the Senior Tranche Advance prior to the repayment of the Notes and we will be required to repay or refinance the Senior Notes prior to the repayment of the Senior Subordinated Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including but not limited to the sale of assets, sale of equity, negotiations with our lenders to restructure the applicable debt and/or seeking protection under Chapter 11 of the U.S. Bankruptcy Code.

Comparative Data

Certain reclassifications have been made to prior periods to conform to our current period presentation.

2.	Summary of Significant Accounting Policies

Revenue Recognition

For the majority of our aircraft sales, revenue is recognized when title to an airworthy aircraft is transferred to the customer. Actual sales and cost values for the unit being delivered are used as the basis for recording revenue and its associated margin.

We use a percentage-of-completion method to measure progress towards completion for longer term contracts with substantial contract-specific development or engineering cost. The ratio of costs incurred-to-date compared to total estimated costs at the completion of the contract are used to derive the estimated revenues to record. Management must apply judgment to determine the estimated contract revenue and costs at completion. Total contract revenue estimates are based on negotiated contract prices and quantities. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Total contract cost projections require management to make numerous assumptions and estimates relating to items such as the complexity of design, availability and cost of materials, labor productivity and cost, overhead and capital costs and operational efficiency. Contract estimates are reviewed periodically to determine whether revisions to contract values or estimated costs at completion are necessary. The effects of changes in estimates resulting from any such revisions are reflected in the period the estimates are revised using a cumulative catch-up adjustment. Claims are included in revenue estimates only when it is probable that a reliably estimated increase in contract value will be realized. To the extent estimated total costs on a contract exceed the total estimate of revenue to be earned from the contract, the full value of the estimated loss is recorded in the period the loss is identified.

We recognize revenue on aircraft parts and services when the part is shipped or when the service is rendered.

Shipping and Handling Costs

Shipping and handling costs are recorded in Cost of sales.

Advertising Expenses

Advertising costs are expensed as incurred.

Research and Development

Our research and development efforts are focused on developing technologies that will improve our existing products and manufacturing processes. Expenditures for research and development projects that we sponsor are expensed as incurred. Reimbursement of research and development costs under cost-sharing arrangements with vendors is recorded as a reduction to expense.

Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that we believe will more likely than not be realized.

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. The final tax outcome of these matters may be different than our original estimates used in determining the income tax provision. A change to these estimates could impact the effective tax rate and subsequent net income or net loss. The effect of changes in tax rates is recognized during the period in which the rate change occurs.

HBAC is included in the U.S. consolidated federal income tax return of HBI. Under the terms of an informal tax sharing agreement between HBAC and HBI, the amount of the cumulative tax liability of each member shall not exceed the total tax liability as computed on a separate return basis. Refer to Note 13 for additional information about our income taxes.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less. We aggregate our cash balances by bank and reclassify any book overdrafts to accounts payable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon the age of outstanding receivables, an assessment of customer credit-worthiness, historical payment experience and any applicable collateral.

The following table summarizes our allowance for doubtful accounts:

	Year Ended December 31,
(In millions)	2011	2010
Allowance for doubtful accounts	$4.4	$5.5

Unbilled Revenue

Unbilled revenue is stated at cost plus estimated margin, but not in excess of realizable value. As costs incurred are on other than a straight-line basis, this revenue is recognized over contracted periods in proportion to total costs using historical evidence. We expect to collect this revenue during 2012.

Inventories

Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. Inventoried costs include direct engineering, production labor and material, as well as applicable overhead. HBAC records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or estimated net realizable value. Refer to Note 4 for additional information about our inventories.

Property, Plant and Equipment

Property, plant and equipment obtained in the Acquisition were recorded at fair value and subsequent additions are included at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Aircraft tooling placed into service prior to January 1, 2011, is accounted for as a group while tooling placed into service subsequent to January 1, 2011, is accounted for as individual discrete assets. When assets, other than aircraft tooling that are accounted for as a group, are retired or otherwise disposed of, the recorded costs of the assets and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. When aircraft tooling assets accounted for as a group are retired or replaced in the ordinary course of business, the recorded cost is charged to accumulated depreciation, regardless of the age of the asset, and no gain or loss is recognized.

Provisions for depreciation are computed using the straight-line method. Depreciation provisions are based on the following estimated useful lives:

Estimated
Useful Life
Buildings	25 - 45 years
Aircraft and autos	4 - 10 years
Furniture, fixtures and office equipment	8 - 10 years
Tooling	2 - 20 years
Machinery and equipment	10 years

Property, plant and equipment obtained in the Acquisition are depreciated over the remaining lives of the assets determined at the date of the Acquisition. For tools placed into service prior to January 1, 2011, aircraft tooling is depreciated using a composite depreciation rate that reflects the blended estimates of the lives of major tooling asset components. In January 2011, we implemented a prospective change in accounting estimate related to the method of depreciation for our aircraft tooling. For tools placed in service on or after January 1, 2011, aircraft tooling is depreciated over the useful life as determined at the date of purchase. This change in accounting estimate did not have a material impact on the financial statements. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement. Refer to Note 5 for additional information about our property, plant and equipment.

Impairments of property, plant, and equipment are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable, and our estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. Any excess carrying value over the fair value represents the amount of impairment.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. Intangible assets with definite lives consist of certain trade names and trademarks, order backlog, customer relationships, technological knowledge and computer software and are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the weighted-average amortization periods assigned to long-lived intangible assets:

Estimated
Useful Life
Technological knowledge	15 years
Customer relationships	17 years
Computer software	8 years
Order backlog	3 years
Trademarks and tradenames - definite lives	10 years

Goodwill and intangible assets with indefinite lives are not amortized but are instead reviewed for impairment on an annual basis during the fourth quarter or upon the occurrence of events that may indicate possible impairment. We conduct our review for impairment on a reporting unit basis.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate; terminal growth rate; earnings before interest, taxes, depreciation and amortization (“EBITDA”) and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following information describes the primary valuation methodologies used to derive the fair value of the reporting units:

•

Income Approach: We determine fair value by discounting the expected cash flows of the reporting units. We rely upon internally generated five-year forecasts for sales and operating profits, including capital expenditures, when estimating future cash flows, and an assumed long-term annual growth rate of cash flows for periods after the five-year forecast for both the Trainer/Attack and Customer Support segments. Discount rates are determined by weighting the required returns on interest-bearing debt and paid-in capital in proportion to their estimated percentages in an expected industry capital structure.

•

Market-Comparable Approach: We use market price data of stocks of companies engaged in the same or similar line of businesses as that of the reporting unit when preparing this valuation methodology. Specifically, we calculate multiples of total enterprise value to EBITDA for comparable companies using data for the latest twelve months (“LTM”) ended September of the current year, and for the following projected year. We then compare the historical and expected performance of the comparable companies to those of the reporting units to determine the range of trailing and forward multiples. The selected range of multiples are then multiplied by the LTM and projected following year EBITDA of these reporting units to determine fair value.

•

Market Transaction Approach: We assess EBITDA multiples realized in actual purchase transactions of comparable companies when preparing this valuation methodology. After adjusting these multiples to account for the current economic climate versus the period during which the transactions occurred, they are applied to the LTM EBITDA of the reporting units to determine fair value.

Equal weightings are assigned to the aforementioned model results to arrive at a final fair value estimate of the reporting unit.

The goodwill impairment analysis uses a two-step process. The first step is to identify if a potential impairment is indicated by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed for that reporting unit to determine if goodwill is impaired and to measure the amount of impairment loss that should be recognized, if any.

The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that reporting unit’s goodwill. The process of determining such implied fair value of goodwill involves allocating the reporting unit’s fair value as determined in step one to all of the reporting unit’s assets and liabilities. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Impairments of indefinite-lived intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable, and our estimate of discounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The fair value of these intangibles is measured using the relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate based on an analysis of empirical, market-derived royalty rates for comparable companies and an analysis of the profitability of the underlying businesses utilizing the name and related marks. The market-derived royalty rate is then applied to estimate the royalty savings. The net after-tax royalty savings are discounted using the weighted-average cost of capital of our Business and General Aviation segment. Any excess carrying value over the fair value represents the amount of impairment.

See additional disclosure of these analyses in Note 6 to our Consolidated Financial Statements including the impairment charges recorded during the years ended December 31, 2011, 2010 and 2009.

Impairment of Long-lived Assets

Upon indication of possible impairment, we evaluate the recoverability of held for use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is written down to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, management must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or net realizable value.

See additional disclosure of these analyses in Notes 5 and 6 to our Consolidated Financial Statements including the impairment charges recorded during the years ended December 31, 2011, 2010 and 2009.

Notes Payable, Revolver and Current Portion of Long-Term Debt

Notes payable, revolver and current portion of long-term debt consist of the balances due on promissory notes related to a third party financing arrangement and the portion of our debt due within twelve months of the balance sheet date. Refer to Note 10 for additional information about our notes payable, revolver and the current portion of long-term debt.

Advance Payments and Billings in Excess of Costs Incurred

Advance payments and billings in excess of costs incurred represents cash collected from customers in advance of revenue recognition and consists of deposits on commercial aircraft contracts, advances and performance-based payments from government or special mission customers in excess of recorded cost and recognized margin.

Fair Value of Financial Instruments

A three-level valuation hierarchy based upon observable and unobservable inputs is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; observable inputs other than quoted prices; and inputs that are derived principally from or corroborated by other observable market data. Our derivative instruments are classified as level 2 investments.

Level 3 Inputs – Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Refer to Note 12 for additional information about the fair value of our financial instruments.

Derivative Instruments

We use derivative instruments in the form of foreign currency forward contracts and interest rate swap agreements to hedge our economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates. Foreign currency forward contracts are used to hedge forecasted vendor payments in foreign currency, and interest rate swaps are used to hedge forecasted interest payments and the risk associated with changing interest rates of our variable rate debt. Our derivative instruments are executed with creditworthy institutions, and we do not hold or issue derivative instruments for trading or speculative purposes.

When appropriate, we designate our derivative instruments as cash flow hedges. At inception, we document the hedging relationship, as well as our risk-management objective and strategy for undertaking the hedging transaction. We assess whether the derivative instrument is highly effective in offsetting changes in the hedged item at hedge inception and on an ongoing basis. Derivative instruments are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative instruments is recorded in Accumulated other comprehensive loss, and any ineffective portion is recorded in earnings. At maturity, amounts in Accumulated other comprehensive loss are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We may occasionally hold foreign currency forward contracts for economic purposes that are not designated for hedge accounting treatment. Changes in fair value of these derivative instruments are recorded in earnings immediately.

For all derivative instruments, the gain or loss for foreign currency forward contracts is recorded in Cost of sales and the gain or loss for interest rate swaps is recorded in Interest expense. The cash flows related to all derivative instruments are reported as operating activities in our Consolidated Statements of Cash Flows. Refer to Note 7 for additional information about our derivative instruments and hedging activities.

Share-Based Compensation

Our primary types of share-based compensation include employee stock options and restricted stock. Share-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the requisite service period, which is generally the vesting period of the award. We use the graded vesting method to amortize compensation expense for awards with a service condition. Compensation expense for awards with a performance condition is recognized in the period in which the performance condition is being measured. The related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in our Consolidated Statements of Cash Flows as a financing activity rather than as an operating activity. Refer to Note 15 for additional information about our employee share-based compensation.

Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from one to five years with limited additional coverage up to 10 years on the Hawker 4000. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes us to revise our estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

Warranty provisions related to aircraft deliveries on contracts accounted for using a percentage-of-completion method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

Pension and Other Postretirement Benefits

We maintain various defined benefit pension and postretirement plans for our employees. These plans include significant pension and postretirement benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and projected healthcare costs. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases. We evaluate and update these assumptions annually.

We recognize the overfunded or underfunded status of our defined benefit pension and postretirement benefits plans on our Consolidated Statements of Financial Position with a corresponding adjustment to Accumulated other comprehensive loss. Actuarial gains and losses that are not immediately recognized as a net periodic benefit cost are recognized as a component of Accumulated other comprehensive loss and amortized into net periodic benefit cost in future periods. Refer to Note 14 for additional information about our pension and other postretirement benefits.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.

3.	Recent Accounting Pronouncements

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective beginning in the first quarter of fiscal 2012 and early adoption is permitted. We do not believe that the adoption of this standard will have a material impact on our financial statements.

In June 2011, the FASB issued new accounting guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2012. We do not believe that the adoption of this standard will have a material impact on our financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2012. We do not believe that the adoption of this standard will have a material impact on our financial statements.

4.	Inventories

The following table summarizes the components of Inventories:

	As of December 31,
(In millions)	2011	2010
Finished goods	$212.0	$165.3
Work in process	737.3	663.5
Materials and purchased parts	218.7	231.1

Total	$1,168.0	$1,059.9

Net noncash transfers of $7.9 million for the year ended December 31, 2011, and $8.0 million for the year ended December 31, 2010, for aircraft physically transferred from inventory to property, plant and equipment were excluded from changes in inventories in our Consolidated Statements of Cash Flows.

In response to the challenging market, in December 2011, we slowed the pace of the Hawker 200 certification program until indicators reflect a healthier light jet market. At the same time, the decision was made to temporarily halt production of the Hawker 750 until market demand improves.

As a result of these decisions, we reviewed the inventory on hand related to each of these product lines. It was determined that the inventory related to these products was impaired and a charge of $32.9 million was recorded during the fourth quarter of 2011.

5.	Property, Plant and Equipment, net

The following table summarizes the components of Property, plant and equipment (“PP&E”), net:

	As of December 31,
(In millions)	2011	2010
Land	$27.0	$27.0
Buildings and leasehold improvements	161.3	160.8
Aircraft and autos	68.4	59.5
Furniture, fixtures and office equipment	7.9	7.8
Tooling	175.8	411.3
Machinery and equipment	110.1	106.5
Construction in process	38.2	18.0

	588.7	790.9
Less accumulated depreciation	248.5	308.7

Property, plant and equipment, net	$340.2	$482.2

Depreciation expense was $89.0 million, $90.6 million and $91.0 million for the years ended December 31, 2011, 2010 and 2009.

In conjunction with the impairment testing of our goodwill and indefinite-lived intangible assets discussed subsequently, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable equipment, particularly the Hawker Jet tooling. The analysis and re-assessment resulted in an impairment charge of $98.5 million due to a decrease in expected cash flows from the products underlying the recorded asset values due to reduced production volume and downward pricing pressures. The impairment tests were performed during the fourth quarter due to poor operating performance during the quarter, decreases in future projections, and decisions by us to slow-down or cease production of certain aircraft during the quarter. These items, when taken together, caused management to determine that impairment testing was required during the fourth quarter.

For the year ended December 31, 2010, we analyzed our PP&E for potential impairment and re-assessed the remaining asset lives. The testing resulted in an impairment charge of $9.0 million related to tooling assets due to a decrease in expected cash flows attributable to the Hawker 400XP product line as a result of reduced production plans. The testing also indicated a need to reduce the lives of certain operating plants to have a remaining useful life of one year based on our decision to relocate certain operating activities.

6.	Goodwill and Intangibles

Goodwill

Our goodwill balance of $193.5 million resides in the Trainer/Attack Aircraft and Customer Support segments. We test goodwill for impairment at least annually during the fourth quarter of each calendar year. However, certain factors may result in the need to perform an impairment test more frequently. There were no impairment “triggers” identified prior to the annual testing during 2011. Therefore, we performed the annual testing of the goodwill for impairment during the fourth quarter. As a result of that testing, we concluded that it was more likely than not that the fair value of one of our business segments had been reduced below its carrying value

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the valuation methodologies we used to derive the fair value of the reporting units:

•

Income Approach: To determine fair value, we discounted the expected cash flows of the reporting units. We calculated expected cash flows using annual revenue growth rates based on management projections. For each of the tests performed during the year, we used a three percent annual growth rate. We used a discount rate that approximates the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor would expect to earn. This rate was 14.5% for the Customer Support segment and 10% for the Trainer/Attack Aircraft segment. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

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

Equal weightings were assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. The first step of our impairment analysis indicated that the fair value the Company’s Customer Support reporting unit exceeded its carrying value. The Company’s Trainer/Attack Aircraft reporting unit, however, had a fair value less than its carrying value. Accordingly, we performed the second step analysis as described in our summary of significant accounting policies footnote.

As a result of our analysis, we concluded that the implied fair value of the goodwill of our Trainer/Attack Aircraft segment was $156.0 million. Accordingly, we recorded an impairment charge of $66.0 million during the year ended December 31, 2011 to reduce the carrying value to the implied fair value. The primary cause of the goodwill impairment was the overall decline in the market value of the segment as a result of the adverse global economic conditions and expected decreased production as a result of the JPATS contract nearing its conclusion.

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

The following table summarizes changes in the net carrying value of goodwill:

	Business and	Trainer/
	General	Attack	Customer
(In millions)	Aviation	Aircraft	Support	Total
Balance at January 1, 2009	$340.1	$222.0	$37.5	$599.6
Impairment losses	(340.1)	—	—	(340.1)
Accumulated impairment losses	(340.1)	—	—	(340.1)

Balance at December 31, 2009	—	222.0	37.5	259.5
Impairment losses	—	—	—	—
Accumulated impairment losses	(340.1)	—	—	(340.1)

Balance at December 31, 2010	—	222.0	37.5	259.5
Impairment losses	—	(66.0)	—	(66.0)
Accumulated impairment losses	(340.1)	(66.0)	—	(406.1)

Balance at December 31, 2011	$—	$156.0	$37.5	$193.5

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets reside in the Business and General Aviation segment. During the fourth quarter of 2011, we performed an assessment of the fair value of our indefinite-lived intangible assets noting that the projected future discounted cash flows exceeded the carrying value of the tradename assets recorded on the balance sheet. Thus, there were no impairments recorded in 2011.

During the fourth quarter of 2010, we recorded an impairment charge of $13.0 million to reduce the carrying value of our Beechcraft trade name. This decrease in value was attributable primarily to our decision in the fourth quarter of 2010 to rebrand the Premier 1A, currently a Beechcraft model line, as a Hawker 200 in 2012.

The following table summarizes changes in the net carrying amount of indefinite-lived intangible assets:

Business and
General
(In millions)	Aviation
Balance at January 1, 2010	$352.8
Intangibles acquired during the year	0.2
Impairment losses recognized during the period	(13.0)

Balance at December 31, 2010	340.0
Intangibles acquired during the year	—
Impairment losses recognized during the period	—

Balance at December 31, 2011	$340.0

Long-lived Intangible Assets

The following table summarizes the changes in the net carrying amount of long-lived intangible assets for the year ended December 31, 2011:

(In millions)	Definite Lived Intangibles, gross January 1, 2011	Accumulated Amortization January 1, 2011	Intangibles Acquired During the Year	Impairment Losses During the Year	Amortization During the Year	Definite-Lived Intangibles, Net December 31, 2011	Accumulated Impairment Losses
Technological knowledge	$308.3	$(90.3)	$—	$(125.2)	$(19.9)	$72.9	$(196.6)
Customer relationships	228.0	(54.0)	—	—	(14.4)	159.6	—
Computer software	53.7	(26.6)	15.7	(1.0)	(4.4)	37.4	(1.0)
Order backlog	61.0	(61.0)	—	—	—	—	(1.0)
Trademarks/tradenames - definite lives	2.1	(2.1)	—	—	—	—	(4.2)

Total	$653.1	$(234.0)	$15.7	$(126.2)	$(38.7)	$269.9	$(202.8)

During the fourth quarter of 2011, we performed an assessment of the fair value of our long-lived intangible assets noting that the carrying value of certain intangibles exceeded the fair value. The technological knowledge associated with the Hawker Jets was found to be fully impaired. This impairment was caused by a decrease in the expected cash flows from the underlying Hawker Jet products as a result of the depressed business and general aviation market and resulting reduced production volumes and downward pricing pressure. The tests were performed during the fourth quarter due to poor operating performance during the quarter, decreases in future projections, and decisions by us to slow-down or cease production of certain aircraft during the quarter. These items, when taken together, caused management to determine that impairment testing was required during the fourth quarter.

During the fourth quarter of 2010, we announced decisions to rebrand the Beechcraft Premier 1A as the Hawker 200 and to suspend Hawker 400 production temporarily to realign supply with demand. In response to these impairment indicators, we performed an analysis of undiscounted cash flows attributable to their long-lived intangible assets. Based on this analysis, we recorded a $2.9 million charge to fully impair the value of the Premier trade name and a $0.7 million charge to impair jet technology related to the Hawker 400.

The following table summarizes the changes in the net carrying amount of long-lived intangible assets for the year ended December 31, 2010:

(In millions)	Definite Lived Intangibles, gross January 1, 2010	Accumulated Amortization January 1, 2010	Intangibles Acquired During the Year	Impairment Losses During the Year	Amortization During the Year	Definite-Lived Intangibles, net December 31, 2010	Accumulated Impairment Losses
Technological knowledge	$309.0	$(70.3)	$—	$(0.7)	$(20.0)	$218.0	$(71.4)
Customer relationships	228.0	(39.6)	—	—	(14.4)	174.0	—
Computer software	44.0	(20.3)	9.7	—	(6.3)	27.1	—
Order backlog	61.0	(58.4)	—	—	(2.6)	—	(1.0)
Trademarks/tradenames - definite lives	5.0	(1.6)	—	(2.9)	(0.5)	—	(4.2)

Total	$647.0	$(190.2)	$9.7	$(3.6)	$(43.8)	$419.1	$(76.6)

The following table summarizes the amortization expense related to our long-lived intangible assets:

	Year Ended December 31,
(In millions)	2011	2010	2009
Amortization expense	$38.7	$43.8	$62.2

The following table summarizes estimated amortization expense related to our long-lived intangible assets in each of the next five years:

(In millions)	Estimated Amortization Expense
2012	$25.3
2013	$24.6
2014	$24.3
2015	$24.2
2016	$23.0

7.	Derivatives and Hedging Activities

Interest Rate Swap

We entered into an interest rate swap agreement in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap was $150.0 million and it matured on December 31, 2011.

Our counterparty syndicated 40% of the April 2007 swap agreement by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman Brothers”) and another financial institution. On September 15, 2008, Lehman Brothers filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate the counterparty for assuming the additional credit risk. We de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the de-designated hedge was amortized over the life of the debt.

We entered into an additional interest rate swap agreement in June 2009 to effectively convert an additional portion of our variable rate debt to fixed rate debt. The notional amount of the swap was $300.0 million and it matured on June 30, 2011.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted United Kingdom pound sterling inventory purchases. We reduced production rates and related purchase volumes as a result of depressed demand in the business and general aviation market, including purchases of previously forecasted United Kingdom pound sterling inventory. As a result, we discontinued cash flow hedge accounting for foreign currency forward contracts when the underlying inventory purchase transactions were no longer probable.

We had no foreign currency forward contracts outstanding at December 31, 2011. The notional amount outstanding at December 31, 2010, based on contract rates, was $0.3 million, which matured in January 2011. We entered into additional foreign currency forward contracts in June 2011 with notional values totaling $59.5 million and maturity dates extending through December 2011. We elected to not designate these forward contracts as cash flow hedges. As of December 31, 2011, we had no net unrealized losses on contracts designated and effective as cash flow hedges recorded in Accumulated other comprehensive loss to be reclassified into earnings.

Notional Amounts and Fair Values

The following table summarizes the effects derivative instruments had on our Consolidated Statements of Financial Position:

	Notional amounts		Other accrued expenses
(In millions)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:

Interest rate contracts, current	$—	$450.0	$—	$8.3

Derivatives not designated as hedging instruments:
Interest rate contracts, current	—	—	—	0.3
Foreign currency forward contracts, current	—	0.3	—	—

Total derivatives not designated as hedging instruments	—	0.3	—	0.3

Total derivatives	$—	$450.3	$—	$8.6

Derivatives not in Cash Flow Hedging Relationships

The following table summarizes the losses recorded in income from derivative instruments that were not designated in cash flow hedging relationships:

	Year Ended December 31,
(In millions)	2011	2010	2009
Interest rate contracts (a)	$(0.3)	$(2.7)	$(5.6)
Foreign currency forward contracts (b)	(0.3)	(5.3)	(26.5)

Total	$(0.6)	$(8.0)	$(32.1)

(a)	Amounts are included in Interest expense related to the de-designation of the original hedging relationship
(b)	Amounts are included in Cost of sales

We have no unrealized losses related to the de-designation of the original hedging relationship to be reclassified from Accumulated other comprehensive loss into Interest expense over the next twelve months as the underlying transactions have matured and the hedged items are reflected fully in earnings.

Derivatives in Cash Flow Hedging Relationships

The following table summarizes the gains (losses) recorded in Accumulated other comprehensive loss from the effective portion of derivative instruments designated in cash flow hedging relationships:

	Year Ended December 31,
(In millions)	2011	2010	2009
Interest rate contracts (a)	$—	$(2.8)	$9.5
Foreign currency forward contracts	—	(4.5)	26.8

Total	$—	$(7.3)	$36.3

(a)	In 2011, we had losses of $7.0 million recorded in Accumulated other comprehensive loss which were reclassified into interest expense as a result of the interest rate swaps maturing.

The following table summarizes the losses reclassified from Accumulated other comprehensive loss into income for the effective portion of derivative instruments designated in cash flow hedging relationships:

	Year Ended December 31,
(In millions)	2011	2010	2009
Foreign currency forward contracts (a)	$(5.5)	$(19.4)	$29.7

(a)	Amounts are included in Cost of sales

We have no unrealized losses on foreign currency forward contracts designated and effective as cash flow hedges to be reclassified from Accumulated other comprehensive loss into Cost of sales over the next twelve months as the underlying transactions have matured and the hedged items are reflected fully in earnings.

The following table summarizes the gains recorded in income from the ineffective portion and amount excluded from effectiveness testing of derivative instruments designated in cash flow hedging relationships:

	Year Ended December 31,
(In millions)	2011	2010	2009
Interest rate contracts (a)	$2.1	$15.0	$—

(a)	Amounts are included in Interest expense

8.	Restructuring

During 2011, we continued restructuring actions announced in 2009 and 2010 that were taken as part of our on-going cost reduction initiatives and in response to lower aircraft production rates resulting from depressed demand in the general aviation industry as well as entering into new actions. In August 2011, our union work force ratified a new collective bargaining agreement that included additional incentives to be paid as part of these ongoing restructuring actions. These restructuring actions included the following activities:

•

Workforce Reduction: Charges of $12.2 million for the year ended December 31, 2011, $14.0 million for the year ended December 31, 2010, and $29.0 million for the year ended December 31, 2009 related to our decision to reduce staffing; and

•

Exit and Other Consolidation Activities: Charges of $0.1 million for the year ended December 31, 2011, $0.9 million for the year ended December 31, 2010, and $3.8 million were recorded related to the exit from a leased facility. In 2009, we had additional charges of $1.3 million related to other consolidation activities.

The following table summarizes our pre-tax charges by business segment:

	Year Ended December 31,
(In millions)	2011	2010	2009
Business and General Aviation	$11.4	$14.0	$32.3
Trainer/Attack Aircraft	0.7	0.8	1.0
Customer Support	0.2	0.1	0.8

Total	$12.3	$14.9	$34.1

The following table summarizes the changes in our restructuring and other reserve balances, which are recorded on the Consolidated Statements of Financial Position as Other accrued expenses:

(In millions)	Facilities and Other Consolidation Costs	Severance and Related Costs	Total
Balance at January 1, 2010	$0.9	$1.8	$2.7
Accruals	0.9	14.0	14.9
Payments	(0.7)	(11.6)	(12.3)

Balance at December 31, 2010	1.1	4.2	5.3
Accruals	0.1	12.2	12.3
Payments	(0.5)	(9.7)	(10.2)

Balance at December 31, 2011	$0.7	$6.7	$7.4

We currently anticipate these restructuring actions will be completed by the end of 2012.

9.	Other Accrued Expenses

The following table summarizes the components of Other accrued expenses:

	As of December 31,
(In millions)	2011	2010
Accrued salaries and wages	$43.8	$65.0
Development advances received	42.2	29.6
Post-delivery commitments	30.7	56.8
Supplier claims	26.2	50.5
Non-warranty repair reserve	30.4	32.8
Product warranty, current	5.1	21.0
Accrued interest payable	15.1	14.7
Other accrued expenses	81.2	100.9

Total	$274.7	$371.3

10.	Debt and Notes Payable

The following table summarizes the components of our debt and notes payable:

	As of December 31,
(In millions)	2011	2010
Short-term debt:
Revolving credit facility	$239.0	$—
Notes payable	66.9	59.6
Current portion of long-term debt
Senior secured term loan due 2014	1,212.8	13.0
Incremental secured term loan due 2014	184.8	2.0
Senior fixed rate notes due 2015	182.9	—
Senior PIK-election notes due 2015	302.6	—
Senior subordinated notes due 2017	145.1	—

Total short-term debt	2,334.1	74.6

Senior secured term loan due 2014, net of current portion	—	1,238.3
Incremental secured term loan due 2014, net of current portion	—	186.2
Senior fixed rate notes due 2015	—	182.9
Senior PIK-election notes due 2015	—	302.6
Senior subordinated notes due 2017	—	145.1

Total long-term debt	—	2,055.1

Total debt and notes payable	$2,334.1	$2,129.7

All outstanding debt was reclassified to short-term liabilities for the year ended December 31, 2011. This reclassification was necessary due to us violating our debt covenants on our outstanding borrowings as of December 31, 2011. See Note 22 for additional details.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods. We pay the lender within 120 days under the terms of the underlying short-term promissory notes, with interest determined at the four month LIBOR plus 5.00%. The weighted average interest rate on our outstanding notes payable was 5.49% at December 31, 2011, and 5.40% at December 31, 2010. During the years ended December 31, 2011 and 2010, $158.2 million and $158.1 million of notes were issued. The issuance of these notes was treated as a noncash financing transaction.

During the year ended December 31, 2011, we made payments of $1.2 million of interest related to our Revolving credit facility. The weighted average interest rate was 3.00%.

In March 2007, in connection with the Acquisition, we executed a $1,810.0 million Credit Agreement that included a $1,300.0 million Senior Secured Term Loan, a $400.0 million secured Revolving Credit Facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million. We had issued letters of credit totaling $51.2 million under the synthetic facility at December 31, 2011.

In accordance with our credit agreement, we were required to make a prepayment of principal toward our senior secured and incremental term loans as a result of our excess cash flow for the year 2010. We paid $44.5 million of principal on March 2, 2011, which we elected to apply against our principal repayment schedules. This election eliminates required principal payments set forth in our repayment schedules until near maturity of these debt instruments. The weighted average floating interest rate on the Senior Secured Term Loan was 3.66% at December 31, 2011, and 3.39% at December 31, 2010.

In December 2008, we amended the Credit Agreement to allow us to prepay up to a maximum of $300.0 million of the Senior Secured Term Loan at a discount price to par to be determined pursuant to certain auction procedures.

Also in March 2007, in connection with the Acquisition, we issued $1,100.0 million of notes, including $400.0 million of Senior Fixed Rate Notes due April 2015, $400.0 million of Senior PIK-Election Notes due April 2015 and $300.0 million of Senior Subordinated Notes due April 2017 (collectively referred to as the “Notes”). In February 2008, we exchanged these Notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 and do not bear restrictions on transferability mandated by the Securities Act of 1933 or certain penalties for failure to file a registration statement relating to the exchange. The Notes are unsecured obligations and are guaranteed by certain current and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities.

Interest on the Notes is paid semi-annually on April 1 and October 1. The interest rate for the Senior Fixed Rate Notes and Senior Subordinated Notes is 8.50% and 9.75%, respectively, and is payable in cash. Up through and including April 2011, we have been able to elect to pay interest on the Senior PIK-Election Notes, at our option: entirely in cash, entirely by increasing the principal amount of the Senior PIK-Election Notes (“PIK Interest”), or 50% cash interest and 50% PIK Interest. Cash interest will accrue at a rate of 8.875% per annum and PIK Interest will accrue at a rate of 9.625% per annum. We have been able to elect the form of interest payment with respect to each interest period prior to the beginning of the applicable interest period. We elected to make the April 1, 2010 interest payment by issuing additional PIK Interest rather than by paying in cash. We made the October 1, 2010, and the April 1, 2011, interest payments in cash. As the PIK Interest option is no longer available, all subsequent interest payments are currently required to be paid in cash.

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

The initial effectiveness of the Second Amendment was conditioned upon, among other items, the repayment of $125.0 million of our outstanding borrowings under the Revolving Credit Facility and a permanent reduction of the facility commitments by $137.0 million (which included a $12.3 million portion of the $35.0 million originally committed by Lehman Brothers).

The remaining $22.7 million portion of Lehman Brothers’ revolving commitment is not considered available as they have been unable to honor this commitment as a result of their bankruptcy. As a result of the second Amendment and the Lehman Brothers bankruptcy, the total reduction in available commitments was $159.7 million. Following these reductions, the total amount of available revolving commitments under the Revolving Credit Facility is now $240.3 million.

On November 25, 2009, we entered into an Incremental Facility Supplement Agreement. Pursuant to the terms of the agreement, we were provided $200.0 million of new term loans (the “Incremental Secured Term Loans”) under the incremental facilities provisions of the Credit Agreement. We paid a fee to the lenders on closing, in the form of an Original Issue Discount, equal to 6.0% of the agreement principal amount of the Incremental Secured Term Loans. Capitalized deferred financing costs and original issue discount are being amortized over the term of the related debt using the effective interest method.

Our financing arrangements contain a number of customary covenants and restrictions. We were in violation of those covenants as of December 31, 2011. See Note 22 for additional details.

The following table summarizes the minimum principal repayment requirements on debt, excluding the current Notes payable and Revolving credit facility of $305.9 million:

(In millions)
2012	$2,034.9
2013	—
2014	—
2015	—
2016	—
Thereafter	—

Total debt outstanding	2,034.9
Original issue discount	(6.7)

Total debt, net	$2,028.2

All outstanding debt was reclassified to due in 2012 in the schedule above for the year ended December 31, 2011. This reclassification was necessary due to us violating our debt covenants on our outstanding borrowings as of December 31, 2011. See Note 22 for further details.

11.	Product Warranty

The following table summarizes the activity related to commercial aircraft and parts warranty provisions, the majority of which is recorded in Other long-term liabilities on our Consolidated Statements of Financial Position:

	Year Ended December 31,
(In millions)	2011	2010
Beginning balance	$62.0	$67.9
Accrual for aircraft and part deliveries	15.3	21.5
Reversals related to prior period deliveries	0.5	(0.6)
Warranty services provided	(37.3)	(26.8)

Ending balance	$40.5	$62.0

12.	Fair Value Measurements

We use derivatives to manage foreign currency risk and interest rate risk for non-trading purposes. The fair values are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in income or Accumulated other comprehensible income, depending upon the designation of the derivative as a cash flow hedge. We had a Level 2 input derivative liability measured at fair value on a recurring basis of $8.6 million outstanding at December 31, 2010. This liability was related to interest rate swaps and was recorded in Other accrued expenses-current in our Consolidated Statements of Financial Position. There were no derivatives outstanding as of December 31, 2011 as all outstanding positions matured during the year.

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

The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers. The following table summarizes the carrying amount and estimated fair value of our long-term debt:

	As of December 31, 2011		As of December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan	$1,212.8	$915.7	$1,251.3	$1,091.7
Incremental secured term loan due 2014	184.8	145.0	188.2	186.4
Senior fixed rate notes	182.9	36.2	182.9	140.4
Senior PIK-election notes	302.6	48.4	302.6	230.0
Senior subordinated notes	145.1	17.4	145.1	82.4

Total	$2,028.2	$1,162.7	$2,070.1	$1,730.9

The following tables summarize our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis:

	As of and for the year ended December 31, 2011
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Goodwill	$193.5	$—	$—	$193.5	$(66.0)
Indefinite-lived intangible assets	340.0	—	—	340.0	—
Long-lived intangible assets, net	232.5	—	—	232.5	(125.2)

Total	$766.0	$—	$—	$766.0

	As of and for the year ended December 31, 2010
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Goodwill	$259.5	$—	$—	$259.5	$—
Indefinite-lived intangible assets	340.0	—	—	340.0	(13.0)
Long-lived intangible assets, net	392.0	—	—	392.0	(3.6)

Total	$991.5	$—	$—	$991.5

Refer to Note 6 “Goodwill and Intangibles” for further information on the valuation techniques and inputs used in the fair value calculation.

13.	Income Taxes

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

We have a valuation allowance against our net U.S. and non U.S. deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results, future income projections and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. The valuation allowance was $511.2 million at December 31, 2010. The valuation allowance increased to $805.7 million as of December 31, 2011. The increase in valuation allowance was the result of an increase in our net deferred tax assets, primarily related to U.S. federal and state net operating losses. We intend to maintain a full valuation allowance on our U.S. deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The following table summarizes the components of income (loss) before income taxes:

	Year Ended December 31,
(In millions)	2011	2010	2009
U.S.	$(620.0)	$(307.8)	$(517.5)
Non-U.S.	4.6	4.4	5.5

Total	$(615.4)	$(303.4)	$(512.0)

The following table summarizes the reasons our provision for income taxes differs from the U.S. statutory rate:

	Year Ended December 31,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Meals and entertainment	(0.1)	(0.2)	(0.1)
Research and development credit	0.2	0.3	0.8
State taxes net of federal benefit	(0.4)	(0.2)	1.3
Impairment of nondeductible goodwill	(0.3)	—	(4.1)
Nondeductible costs	(0.1)	(0.1)	(0.1)
Change in valuation allowance	(35.5)	(34.7)	(26.2)
Other comprehensive income transactions	—	—	5.0
Release of tax effects lodged in other comprehensive income	(1.4)	—	—
Other, net	(0.1)	(0.4)	0.3

Effective tax rate	(2.7)%	(0.3)%	11.9%

The following table summarizes our Income tax expense (benefit):

	Year Ended December 31,
(In millions)	2011	2010	2009
Current tax expense
U.S. federal	$(0.2)	$—	$—
Non-U.S.	2.1	0.4	2.3
U.S. state	0.8	1.3	1.0

Total current	2.7	1.7	3.3

Deferred tax expense
U.S. federal	11.2	(0.8)	(52.5)
Non-U.S.	0.1	0.3	—
U.S. state	2.5	(0.3)	(11.5)

Total noncurrent	13.8	(0.8)	(64.0)

Total income taxes provision (benefit)	$16.5	$0.9	$(60.7)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of our net deferred tax assets and liabilities:

	As of December 31,
(In millions)	2011	2010
Current deferred tax assets (liabilities)
Compensation accruals	$10.3	$20.4
Inventory and contracts in process	45.5	20.8
Accruals and reserves	78.9	88.9
Prepaid expenses	(1.9)	(1.6)
Other	2.2	4.1
Valuation allowance	(139.5)	(129.0)

Deferred income taxes - current	$(4.5)	$3.6

Noncurrent deferred tax assets (liabilities)
Compensation accruals	$6.5	$5.9
Depreciation and amortization	163.8	84.2
Accruals and reserves	20.0	20.3
Pension benefits	189.1	115.1
Forward contracts	—	2.4
Credits and NOL’s	283.2	151.0
Cancellation of debt income	(18.1)	(15.1)
Other	12.1	5.0
Valuation allowance	(666.2)	(382.2)

Deferred income taxes - noncurrent	$(9.6)	$(13.4)

The $4.5 million current deferred income tax liability is comprised of $4.1 million U.S. and $0.4 million non-U.S. The $9.6 million is a U.S. noncurrent deferred income tax liability.

The following table summarizes our net deferred tax liabilities:

	As of December 31,
(In millions)	2011	2010
Deferred tax assets	$858.6	$595.0
Deferred tax liabilities	(67.0)	(93.6)
Valuation allowance	(805.7)	(511.2)

Net deferred tax liabilities	$(14.1)	$(9.8)

As of December 31, 2010, U.S. deferred income taxes had not been provided on the undistributed earnings of our non-U.S. subsidiaries that were considered permanently reinvested. Given the need for cash in the U.S. in order to meet current cash flow demands, we have not asserted that the current undistributed net earnings, as well as future net earnings of our foreign subsidiaries, will be indefinitely reinvested outside the United States as of December 31, 2011. As such, U.S. deferred income taxes have been provided on the unremitted earnings of our foreign subsidiaries as of December 31, 2011. There is no impact to income tax expense due to the valuation allowance on our net deferred tax assets.

The following table summarizes HBAC’s net operating losses and tax credits:

(In millions)	December 31, 2011
Federal net operating loss carryforwards beginning to expire in 2028	$555.4
Federal credit carryforwards beginning to expire in 2017	$18.0
State credit carryforwards with no expiration	$5.2
State credit carryforwards beginning to expire in 2014	$6.6
State net operating loss carryforwards beginning to expire in 2013	$38.9

We recorded a full valuation allowance against the net operating losses and tax credit carryforwards with the exception of a portion of our state credit carryforwards with no expiration.

The following table provides a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
(In millions)	2011	2010	2009
Beginning balance	$13.2	$22.7	$13.4
Increases - tax positions taken in prior periods	0.6	7.2	8.5
Decreases - tax positions taken in prior periods	(1.2)	(16.9)	(2.1)
Current tax period positions	0.4	0.2	2.9

Ending balance	$13.0	$13.2	$22.7

Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, are $2.2 million, $1.2 million and $1.1 million of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest expense and penalties accrued on unrecognized tax benefits within income tax expense. During 2011, we recognized an interest benefit of $(0.2) million, as opposed to interest expense during 2010 and 2009 of $0.1 million and $0.0 million. As of December 31, 2011, 2010 and 2009, we have accrued interest of $0.1 million, $0.3 million and $0.2 million related to uncertain tax positions.

The statute of limitations on our 2007 U.S. Federal tax return expired during the third quarter of 2011. The impact of the expiration on our financial statements was a $0.2 million benefit related to accrued interest on unrecognized tax benefits associated with the period of expiration. We are not currently under audit with the Internal Revenue Service or any state or foreign taxing authorities for the 2008, 2009 and 2010 open tax years. We expect no material change related to our current tax positions in our recorded unrecognized tax benefit in the next 12 months.

14.	Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Plans”). We also provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefit Plans”).

In October 2010, we announced that we would implement a cost reduction and productivity program that included reducing our factory and shop work forces by approximately 800 employees over a period of time. During 2011, we remeasured certain of our benefit plans in connection with these actions and we recorded a curtailment loss of $4.3 million to reflect an increase in the projected benefit obligation of our hourly employee defined benefit pension plan. We are also recording a curtailment gain of $2.1 million over the related termination period as a result of the re-measurement of our retiree medical plan for union employees. We recorded $0.7 million of this gain during 2011. The remainder is anticipated to be recorded by December 31, 2012.

During 2009, we undertook restructuring actions in response to reduced aircraft production rates reflecting weakening in the global economy and decreased demand in the business and general aviation industry. We remeasured certain of our Pension Plans in connection with our announced reduction of salaried and hourly employees and recorded curtailment charges of $5.5 million to reflect an increase in the projected benefit obligation of our hourly and salaried employee defined benefit pension plans.

The following table summarizes changes in the benefit obligation and plan assets and the resulting funded status of our Pension Plans and Other Benefit Plans:

	Pension Plans		Other Benefit Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2011	2010	2011	2010
Change in benefit obligation:
Beginning balance	$1,088.9	$980.8	$13.8	$12.9
Service cost	22.9	23.2	0.4	0.5
Interest cost	57.6	57.4	0.6	0.7
Actuarial loss	99.2	76.3	4.6	—
Plan participants’ contributions	—	—	0.7	1.0
Plan amendments	3.0	(1.4)	—	—
Plan curtailments	1.3	—	(2.1)	—
Benefits paid	(51.3)	(47.4)	(1.0)	(1.3)

Ending balance	1,221.6	1,088.9	17.0	13.8

Change in plan assets:
Beginning balance at fair value	737.8	684.0	—	—
Actual return on plan assets	(2.7)	66.3	—	—
Company contributions	44.9	34.9	0.3	0.3
Plan participants’ contributions	—	—	0.7	1.0
Benefits paid	(51.3)	(47.4)	(1.0)	(1.3)

Ending balance at fair value	728.7	737.8	—	—

Funded status	$(492.9)	$(351.1)	$(17.0)	$(13.8)

The following table summarizes the amounts recorded in our Consolidated Statements of Financial Position:

	Pension Plans		Other Benefit Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2011	2010	2011	2010
Current liabilities	$(2.0)	$(1.7)	$(0.8)	$(0.6)
Noncurrent liabilities	(490.9)	(349.4)	(16.2)	(13.2)

Net amount recorded	$(492.9)	$(351.1)	$(17.0)	$(13.8)

The following table summarizes amounts recorded in Accumulated other comprehensive loss:

	Pension Plans		Other Benefit Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2011	2010	2011	2010
Prior service cost	$(14.1)	$(15.6)	$—	$—
Net gain (loss)	(375.5)	(242.1)	2.6	6.3

Total recorded in Accumulated other comprehensive loss	$(389.6)	$(257.7)	$2.6	$6.3

The following table summarizes the amounts in Accumulated other comprehensive loss at December 31, 2011, expected to be recorded as components of net periodic benefit cost in 2012:

(In millions)	Pension Plans	Other Benefit Plans
Net (loss) gain	$(34.4)	$0.1
Prior service cost	(1.6)	—

Net amount recognized	$(36.0)	$0.1

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value for Pension Plans with ABO in excess of plan assets, and the projected benefit obligations (PBO) and fair value of plan assets for Pension Plans with PBO in excess of plan assets:

	Year Ended December 31,
(In millions)	2011	2010
ABO	$1,192.2	$1,060.7
Plans with ABO in excess of plan assets
ABO	$1,192.2	$1,060.7
Fair value of plan assets	$728.7	$737.8
Plans with PBO in excess of plan assets:
PBO	$1,221.6	$1,088.9
Fair value of plan assets	$728.7	$737.8

The following table summarizes the components of net periodic pension expense:

	Pension Plans			Other Benefit Plans
	Year Ended December 31,			Year Ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009
Service cost	$22.9	$23.2	$27.3	$0.4	$0.5	$0.6
Interest cost	57.6	57.4	56.7	0.6	0.7	1.1
Expected return on plan assets	(58.2)	(57.2)	(60.6)	—	—	—
Amortization of prior service cost	1.5	1.8	2.2	—	—	—
Amortization of net loss (gain)	26.7	14.0	7.3	(0.5)	(0.5)	—
Pension curtailment	4.3	—	5.5	(0.7)	—	—

Net amount recognized	$54.8	$39.2	$38.4	$(0.2)	$0.7	$1.7

Assumptions

The following table summarizes our net periodic benefit cost assumptions:

	Pension Plans			Other Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.40%	6.00%	6.25%	5.00%	5.75%	6.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our plans at the measurement date:

	Pension Plans		Other Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Discount Rate	4.60%/4.70%	5.40%	4.20%/4.30%	5.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

To develop the expected rate of return on plan assets assumption, we perform periodic studies which consider asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The potential exists to either outperform or underperform the broader markets.

The following table summarizes our health care cost trend rate assumptions:

	Year Ended December 31,
	2011	2010	2009
Health care cost trend rate in the next year	9.00%	10.00%	8.50%
Ultimate health care cost trend rate	4.50%	4.50%	5.00%
Year that the ultimate trend rate is reached	2027	2027	2015

The following table summarizes the effect of a 1% increase or (decrease) in the assumed health care trend rate:

(In millions)	1% Increase	1% Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on Other Benefit Plans obligations	$1.4	$(1.3)

Plan Assets

We seek to match the long-term nature of our retirement plan funding obligations with investment objectives for long-term growth and income. Retirement plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The retirement plan assets are exposed to risk and the market value of assets may vary from year to year. Potential short-term volatility, mitigated through a well-diversified portfolio structure, is acceptable in accordance with the objective of capital appreciation over the long-term.

We use outside consultants to aid in the determination of asset allocation and outside investment managers to assist with the management of actual plan assets. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Due to the dynamic nature of market value fluctuations, retirement plan assets will require rebalancing from time-to-time to maintain the target asset allocation. The retirement plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

The following table summarizes our asset allocation targets, expressed as a percentage of the market value of the retirement plan:

Target Mix
Equity securities	50.00%
Debt securities	40.00%
Other	10.00%

100.00%

Investment Valuation

The retirement plan assets are valued under the current fair value framework. See Note 2 for further discussion regarding the definition and levels of fair value hierarchy established by guidance.

The following table summarizes the fair value of the major categories of plan assets held as of December 31, 2011:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.2	$0.6	$—	$2.8
Common/collective trusts	—	419.6	—	419.6
Equity securities	117.5	—	—	117.5
Fixed income securities	45.2	135.7	—	180.9
Private equity securities	—	—	31.9	31.9

Total	$164.9	$555.9	$31.9	752.7

Receivables				2.1
Payables				(26.1)

Total				$728.7

The following table summarizes the fair value of the major categories of plan assets held as of December 31, 2010:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.6	$0.3	$—	$0.9
Common/collective trusts	—	434.3	—	434.3
Equity securities	126.9	—	—	126.9
Fixed income securities	31.8	138.7	—	170.5
Preferred securities	0.3	—	—	0.3
Private equity securities	—	—	13.8	13.8

Total	$159.6	$573.3	$13.8	746.7

Cash				4.9
Receivables				8.5
Written options				(0.1)
Payables				(22.2)

Total				$737.8

The following table provides a reconciliation of the beginning and ending net balances for assets measured at fair value and classified as Level 3 in the fair value hierarchy.

(In millions)	Level 3 Assets
Balance at January 1, 2010	$2.9
Acquisitions	8.6
Unrealized loss	2.3

Balance at December 31, 2010	13.8
Acquisitions	20.8
Dispositions	(6.4)
Realized loss	(1.8)
Unrealized gain	5.5

Balance at December 31, 2011	$31.9

The funds that have been determined to be Level 2 investments within the fair value hierarchy are priced using indirectly observable (market-based) information. The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

The funds that have been determined to be Level 3 investments within the fair value hierarchy are priced using unobservable inputs. There are three valuation techniques that can be used, the market, income or cost approach. The appropriateness of each valuation technique depends on the type of asset or business being valued. Key inputs used to determine fair value include, among others, revenue and expense growth rates, terminal capitalization rates and discount rates. Investments in private equity securities, including limited partnerships and joint ventures, are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner.

We anticipate total contributions, both required and discretionary, to the Pension Plans and Other Benefit Plans to be approximately $45.3 million and $0.8 million in 2012.

The following table summarizes the total benefits we expect to be paid from the plans or from our assets. The Pension Plans payments include both our share of the pension benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefit Plans payments reflect only our portion.

(In millions)	Pension Plans	Other Benefit Plans
2012	$52.0	$0.8
2013	53.7	0.8
2014	55.8	1.0
2015	58.3	1.1
2016	60.8	1.3
2017-2021	350.8	9.0

Total	$631.4	$14.0

Defined Contribution Plans

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. Prior to October 5, 2009, we matched (“HBAC Match”) union and non-union employee contributions up to a maximum of four percent of eligible compensation. The HBAC Match for all non-union employees was suspended effective October 5, 2009. We reinstated an HBAC Match effective October 4, 2010, for all non-union employees, matching fifty percent of the first four percent of contributions. The match for union employees was reduced to 50% of the first four percent of contributions as part of the collective bargaining agreement ratified in August 2011, to be consistent with the matching provided to our non-union employees. Total HBAC Match expense was $9.3 million, $6.9 million and $13.8 million for the years ended December 31, 2011, 2010 and 2009.

We maintain a retirement investment savings plan (“RISP”), which is a defined contribution plan, for certain non-union employees who were hired on or after January 1, 2007. These employees participate in the RISP in place of the Pension Plans described previously. We contribute to a covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. Total expense for the RISP was $4.3 million, $3.9 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009.

We maintain a defined contribution benefit plan for our employees in the United Kingdom and recognized costs of $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, for this plan.

15.	Share-Based Compensation

The following table summarizes our share-based compensation expense:

	Year Ended December 31,
(In millions)	2011	2010	2009
Share-based compensation expense	$2.8	$4.6	$3.3
Income tax benefit	(1.1)	(1.8)	(1.3)

Net share-based compensation expense	$1.7	$2.8	$2.0

Due to the valuation allowance on our net deferred tax assets, we have not recognized the income tax benefit of $1.1 million, $1.8 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

The Hawker Beechcraft, Inc. 2007 Stock Option Plan permits the grant of nonqualified stock options for up to 9.8 million shares. Option awards are generally granted with an exercise price equal to the established price of HBI’s stock as set by the HBI Board of Directors at the date of grant. Service vesting awards generally vest based on future service, ranging from one to five years. Performance vesting awards granted before March 23, 2009, vest in five equal annual increments and become exercisable if certain financial performance targets are met. If the financial performance targets are not met, they vest in equal annual increments and become exercisable only if certain events occur that involve the disposition of securities by Onex Partners II LP and GS Capital Partners VI, L.P. and result in the owner group achieving certain levels of cash-on-cash returns. Performance vesting awards granted on or after March 23, 2009, vest in five equal annual increments and become exercisable if there is a liquidity event and certain rates of return are achieved by Onex Partners II LP and GS Capital Partners VI, L.P. as a result of the liquidity event. The stock options terminate ten years from the date of grant.

In August 2011, we entered into option exchange agreements with certain eligible option holders that offered the right to exchange outstanding options for restricted stock units. For every 1.75 eligible options surrendered, one restricted stock unit was issued that represents a right to receive one share of common stock in the future, provided that certain specified criteria are satisfied.

The following table summarizes stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Service-Vesting
Outstanding at beginning of period	5,349,672	$7.45	3,694,387	$9.59	2,986,724	$10.28
Granted	—	—	2,292,829	5.00	1,140,469	8.00
Exercised	—	—	—	—	—	—
Forfeited or expired	(1,235,175)	8.38	(637,544)	9.27	(432,806)	10.60
Exchanged	(3,860,651)	6.69	—	—	—	—

Outstanding at end of period	253,846	7.91	5,349,672	7.45	3,694,387	9.59

Vested and nonvested expected to vest	124,761	6.39	5,050,921	7.54	3,639,949	9.56

Exercisable	119,872	9.67	1,499,256	10.05	1,270,032	10.21

Performance-Vesting
Outstanding at beginning of period	3,026,673	8.99	3,490,523	9.52	3,056,104	10.29
Granted	—	—	62,824	5.00	1,196,719	8.00
Exercised	—	—	—	—	—	—
Forfeited or expired	(933,057)	7.11	(526,674)	9.82	(762,300)	10.51
Exchanged	(1,960,630)	8.41	—	—	—	—

Outstanding at end of period	132,986	9.15	3,026,673	8.99	3,490,523	9.52

Vested and nonvested expected to vest	31,870	7.88	639,031	10.00	2,657,016	9.25

Exercisable	3,727	10.00	639,031	10.00	780,894	10.00

The following table summarizes the status of service-vesting and performance-vesting stock options at December 31, 2011. These stock options had no aggregate intrinsic value.

Weighted- Average Remaining Contractual Lives
Service-vesting options vested and expected to vest	7.8
Performance-vesting options vested and expected to vest	7.5
Service-vesting options - Exercisable	6.8
Performance-vesting options - Exercisable	5.3

At December 31, 2011, we had recognized materially all of the compensation expense related to nonvested stock options.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to estimate the fair value of the stock options at the date of grant for 2009 and 2010. There were no new stock options granted during 2011.

	Year Ended December 31,
	2010	2009
	Service Vesting	Service Vesting
Expected term in years	6.5	6.5
Expected volatility	39.3%	40.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.2%	2.7%
Weighted-average grant date fair value per option	$2.24	$3.14

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

The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $3.0 million and $3.0 million.

Hawker Beechcraft, Inc. Employee Equity Investment Plan and Restricted Stock Unit Awards

On the date of the Acquisition, any HBAC employee with nonvested Raytheon restricted stock or stock options became a participant in the Hawker Beechcraft Retention Program (the “Retention Program”) at the values assigned in the stock purchase agreement. Retention Program amounts vested and were payable in the same proportion, and at the same times, as the Raytheon restricted stock or stock options would have vested. Restricted stock or stock options existing under the Retention Program expired in 2010.

Certain members of HBAC management were given the opportunity to participate in the Hawker Beechcraft, Inc. Employee Equity Investment Plan (the “Investment Plan”). Under the Investment Plan, participants were provided the opportunity to forego amounts due under the Retention Program and apply the estimated after-tax amount of the foregone Retention Program amounts to the acquisition of HBI restricted stock. Members of HBAC management used this funding method to acquire 595,213 shares of restricted stock. Restricted stock awards entitle the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

Restricted stock unit awards are granted to certain members of management for various events including commencement of employment, in lieu of compensation payments, and retention incentives. These awards vest in various installment periods ranging between two and five years.

Also, as previously discussed, we entered into option exchange agreements with certain eligible option holders that offered the right to exchange outstanding options for restricted stock units. These restricted stock units accrue in five equal annual increments and become exercisable if certain specified criteria are satisfied.

The following table summarizes restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	179,789	$6.70	158,878	$8.39	98,687	$10.00
Granted	732,709	4.00	182,829	5.00	127,500	8.00
Exchanged	3,326,444	4.00	—	—	—	—
Vested	(103,288)	5.74	(161,918)	6.44	(67,309)	10.00
Forfeited	(98,981)	4.00	—	—	—	—

Nonvested at end of period	4,036,673	4.08	179,789	6.70	158,878	8.39

The total fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $1.0 million and $0.6 million.

At December 31, 2011, there was $3.6 million of compensation expense not yet recognized related to nonvested restricted stock awards. This expense is expected to be recognized over a weighted average period of 2.9 years.

16.	Accumulated Other Comprehensive Loss

The following table summarizes the components of our Accumulated other comprehensive loss:

	December 31, 2011			December 31, 2010
(In millions)	Gross Amount	Tax Benefit (Provision)	Net	Gross Amount	Tax Benefit (Provision)	Net
Net loss on pension and other benefits	$(372.9)	$(30.7)	$(403.6)	$(235.8)	$(32.2)	$(268.0)
Prior service cost	(14.1)	(0.2)	(14.3)	(15.6)	(0.2)	(15.8)
Unrealized loss on cash flow hedges	—	—	—	(12.9)	(8.5)	(21.4)
Foreign currency translation	(6.0)	0.1	(5.9)	(5.8)	0.6	(5.2)

Total	$(393.0)	$(30.8)	$(423.8)	$(270.1)	$(40.3)	$(310.4)

We recorded income tax expense of $9.5 million during the year ended December 31, 2011 related to the release of tax expense lodged in Accumulated other comprehensive loss on foreign currency forward contracts and interest rate swaps that matured in 2011. No income tax expense was recorded during 2010 as a result of items released from Accumulated other comprehensive loss.

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

We are exposed to certain concentration risks, including reliance on the U.S. government as a major customer. For the years ended December 31, 2011, 2010 and 2009, sales to the U.S. government represented approximately 31%, 30% and 26% of consolidated sales, primarily from our Trainer/Attack Aircraft segment. In addition, the U.S. government accounts for a significant portion of our backlog through the JPATS program. A significant reduction in purchases by the U.S. government could have a material adverse effect on our financial position, results of operations and liquidity.

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We believe our credit risk is minimal, as we primarily conduct business with large, well-established financial institutions and insurance companies. One of Lehman Brothers’ subsidiaries, Lehman Brothers Commercial Bank, had a $35.0 million commitment in our Revolving Credit Facility. As a result of Lehman Brothers’ bankruptcy, we do not expect Lehman Brothers Commercial Bank to fulfill its funding obligations under our Revolving Credit Facility.

As of December 31, 2011, 37% of our employees were represented by collective bargaining agreements, a majority of which are represented by the IAM agreement expiring in 2016.

18.	Related Party Transactions

Onex Partners II LP and its affiliated entities own 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of $9.2 million and $7.3 million for the years ended December 31, 2011 and 2010. Outstanding payments to Spirit for goods received were $0.8 million at December 31, 2011, as opposed to advance payments to Spirit for goods not yet received of $1.7 million at December 31, 2010.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the Notes that were later exchanged for our outstanding publicly held Notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the Notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our Senior Secured Credit Facilities, including for the Incremental Secured Term Loan facility in November 2009. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in our Credit Agreement and Goldman Sachs Capital Markets, L. P. has entered into interest rate swaps with us in the past. In addition, Goldman Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of our outstanding Notes. We believe these agreements were executed at market terms for a similar company with a similar risk profile.

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and Onex Partners II LP, effective upon the closing of the Acquisition. Under the arrangement, we incur an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement.

A former member of the Board of Directors of HBI has also been a member of the Board of Directors of Spirit. On September 24, 2010, this former member notified us of his intent to resign from the HBI Board of Directors in October 2010. His resignation was effective October 22, 2010 and was not a result of a disagreement with us.

An entity affiliated with Goldman, Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding Notes in February 2010. As of December 31, 2011, the debt acquired by such entity has not been retired and we will continue to pay interest in accordance with terms of the debt. As of December 31, 2011, the affiliates’ outstanding balance of these Notes was $159.4 million. We paid interest on these notes by making cash payments of $7.1 million during the twelve months ended December 31, 2011. As of December 31, 2011, the amount of accrued interest associated with these Notes was $3.6 million.

19.	Commitments and Contingencies

In the ordinary course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $14.6 million, $14.0 million and $14.7 million for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes our commitments under long-term operating leases:

(In millions)	December 31, 2011
2012	$6.7
2013	6.1
2014	5.9
2015	5.5
2016	5.0
Thereafter	50.2

Total	$79.4

We assigned certain leasehold interests to third parties but remain liable to lessors to the extent the assignee defaults on future lease payments amounting to $16.1 million, $18.5 million and $21.3 million at December 31, 2011, 2010, and 2009, extending through 2026.

One of our subsidiaries uses Industrial Revenue Bonds (“IRBs”) issued by Sedgwick County, Kansas to finance the purchase and/or construction of certain real and personal property. Tax benefits associated with the IRBs include a provision for a 10-year ad valorem property tax abatement and retail sales tax exemption on the property financed with the proceeds of the IRBs. Sedgwick County holds legal title to the bond financed assets and leases them to us subject to an option to purchase for a nominal consideration, which we may exercise at any time.

At the time of the Acquisition, Raytheon held IRBs with an aggregate principal amount of $454.2 million. Raytheon assigned its IRBs to us as part of the Acquisition, and, therefore, we are the bondholder as well as the borrower/lessee of the property purchased with the IRBs proceeds. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRBs. Moreover, as holder of the bonds, we have the right to offset the amounts due by our subsidiary with the amounts due to us. Accordingly, no net debt associated with the IRBs is reflected in our Consolidated Statements of Financial Position. Upon maturity or redemption of the bonds, title to the leased property reverts to our subsidiary. At December 31, 2011 and 2010, we held IRBs with an aggregate principal amount of $230.6 million and $286.8 million.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $7.0 million and $5.4 million were required under these contracts at December 31, 2011 and 2010.

At December 31, 2011 and 2010, we had outstanding commitments of $88.2 million and $67.4 million related to services to be provided for our information technology function. In the year ended December 31, 2011, we renewed our information technology contract extending to 2021. The following table summarizes our minimum annual payments required:

(In millions)	December 31, 2011
2012	$18.7
2013	18.3
2014	18.6
2015	7.8
2016	4.1
Thereafter	20.7

Total	$88.2

We retain liability for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $20 million per policy year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We have responsibility for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $12.7 million and $13.0 million at December 31, 2011 and 2010, and was based on our estimate of our expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue letters of credit and surety bonds on our behalf to meet our or our affiliates various administrative, bid, performance, warranty, retention and advance payment obligations. The following table summarizes the outstanding instruments, which expire on various dates through 2016, for which there were stated values:

	As of December 31,
(In millions)	2011	2010
Guarantees	$126.2	$117.9
Letters of credit	$52.2	$42.4
Surety bonds	$5.0	$1.1

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current, lower, estimated fair value of the underlying aircraft was $14.1 million and $17.1 million at December 31, 2011 and 2010. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

Legal Matters

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

As a defense contractor, we are subject to many levels of audit and investigation. Agencies that oversee contract performance include the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect our financial position or our results of operations.

Qui Tam Matter

In April 2009, HBAC received a complaint naming it as a defendant in a qui tam lawsuit in the U.S. District Court for the District of Kansas. The complaint alleged violations of the civil False Claims Act (“FCA”) arising from alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6 and King Air aircraft delivered to the government. The lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleged FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company) and FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (“TECT”), an HBAC supplier, and various affiliates of TECT. On February 3, 2010, the District of Kansas court granted HBAC’s motion for summary judgment in the qui tam case. The Court permitted the FCA retaliation cause of action to proceed against TECT. On June 1, 2010, the plaintiffs filed a motion to reconsider the order granting summary judgment and a motion to amend the complaint. On August 2, 2010, the Court denied plaintiffs’ motion to reconsider the order but granted plaintiffs’ leave to file an amended complaint. On September 29, 2010, HBAC filed an Answer and Affirmative Defenses. Per the Third Scheduling Order (dated November 10, 2011) and an April 3, 2012 Order denying plaintiffs’ motion to extend the fact discovery deadline, fact discovery on the limited issues before the Court concluded on March 1, 2012. The Court has suspended the deadlines for expert disclosures and dispositive motions and will re-set those deadlines at a hearing to be held following the Court’s issuance of rulings on a number of pending discovery motions. No accruals have been recorded for this matter as of December 31, 2011.

Airbus Arbitration

On March 29, 2012, HBAC filed a Request for Arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”) in Paris, initiating proceedings against Airbus Operations Limited (“Airbus”). HBAC alleges that Airbus breached the Airframe Purchase and Support Agreement, dated August 19, 1998 between Airbus and HBAC. Airbus’s Answer and nomination of a co-arbitrator are due within 30 days from the receipt of the Request for Arbitration from the ICC.

Bid Protest

On October 29, 2010, the Air Force issued a solicitation for light air support aircraft (the “Solicitation”). Only two offerors submitted proposals in response to this Solicitation – HBDC and the Sierra Nevada Corporation. HBDC proposed the AT-6C, a derivative of HBDC’s trainer aircraft (the “T-6”) widely used by the Air Force. After months of discussion, the Air Force excluded HBDC from the competitive range and, on December 22, 2011, awarded the contract to the Sierra Nevada Corporation.

On December 27, 2011, HBDC filed a bid protest action in the Court of Federal Claims, seeking a declaratory judgment and a permanent injunction requiring the Air Force to (i) set aside the award to the Sierra Nevada Corporation, (ii) reinstate HBDC to the competitive range under the procurement, (iii) conduct meaningful discussions with HBDC, (iv) request new final proposal revisions, and (v) reevaluate the proposals in accordance with the terms of the Solicitation.

On February 14, 2012, HBDC filed a Motion for Judgment on the Administrative Record and, in response, on February 28, 2012, the Air Force filed a Notice of Corrective Action stating that the Air Force intended to take corrective action with respect to the award at issue in the protest. The Air Force stated that it would (i) set aside the award to Sierra Nevada Corporation, (ii) reinstate HBDC to the competitive range under the procurement, (iii) accept new proposals from the parties, based upon the existing solicitation in its original form, or as amended, (iv) conduct meaningful discussions with the parties, and (v) reevaluate proposals in accordance with the terms of the Solicitation. The Air Force also reserved the right to conduct a whole new competition.

Based on its corrective action, the Air Force, on March 5, 2012, filed a motion to dismiss the protest on mootness grounds. That motion is currently pending before the Court of Federal Claims.

20.	Business Segment and Geographic Information

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

The following table summarizes our segment financial results:

	Year Ended December 31,
(In millions)	2011	2010	2009
Sales:
Business and General Aviation	$1,359.5	$1,735.0	$2,310.6
Trainer/Attack Aircraft	649.4	681.1	531.3
Customer Support	562.2	544.6	438.3
Eliminations	(136.0)	(156.0)	(81.7)

Total	$2,435.1	$2,804.7	$3,198.5

Operating (loss) income:
Business and General Aviation	$(602.0)	$(367.0)	$(801.7)
Trainer/Attack Aircraft	25.3	95.7	45.5
Customer Support	95.3	97.5	44.1
Eliminations	(0.4)	(0.1)	0.1

Total	$(481.8)	$(173.9)	$(712.0)

The following table summarizes our intersegment sales:

	Year Ended December 31,
(In millions)	2011	2010	2009
Intersegment sales:
Business and General Aviation	$75.5	$89.4	$41.4
Trainer/Attack Aircraft	2.4	—	—
Customer Support	58.1	66.6	40.3

Total	$136.0	$156.0	$81.7

The following table summarizes our sales by geographic region:

	Year Ended December 31,
(In millions)	2011	2010	2009
United States	$1,427.6	$1,542.2	$1,720.8
Europe	323.0	316.4	597.3
Latin America	261.6	282.1	316.1
Other	422.9	664.0	564.3

Total	$2,435.1	$2,804.7	$3,198.5

The following table summarizes long-lived assets by geographic region:

	December 31,
(In millions)	2011	2010
United States	$1,172.6	$1,539.7
Outside United States	3.3	3.3

Total long-lived assets	$1,175.9	$1,543.0

Long-lived assets are defined as total noncurrent assets less balances related to long-term finance receivables, deferred tax assets and financial instruments. Long-lived assets outside the United States are those held by our foreign affiliates.

21.	Quarterly Results (unaudited)

The following table summarizes our financial results by quarter:

(In millions)	Q4	Q3	Q2	Q1	Total
2011
Sales	$776.2	$518.8	$581.7	$558.4	$2,435.1
Gross profit	4.5	51.5	79.4	52.5	187.9
Operating loss	(382.1)	(42.2)	(19.6)	(37.9)	(481.8)
Net loss	(417.9)	(88.0)	(51.2)	(74.8)	(631.9)

	Q4	Q3	Q2	Q1	Total
2010
Sales	$1,002.5	$594.7	$639.3	$568.2	$2,804.7
Gross profit	85.6	11.2	72.5	55.9	225.2
Operating loss	(46.7)	(81.4)	(20.7)	(25.1)	(173.9)
Net loss	(65.7)	(118.6)	(56.6)	(63.4)	(304.3)

	Q4	Q3	Q2	Q1	Total
2009
Sales	$1,086.9	$757.7	$816.3	$537.6	$3,198.5
Gross profit (loss)	101.6	(117.9)	130.0	48.2	161.9
Operating income (loss)	15.8	(721.1)	39.3	(46.0)	(712.0)
Net income (loss)	7.7	(684.2)	172.1	53.1	(451.3)

22.	Subsequent Events

On March 27, 2012, we entered into the Third Amendment and borrowed the Senior Tranche Advance to fund our ongoing operations. Pursuant to the terms of the Third Amendment, we borrowed the full amount of the Senior Tranche Advance on March 27, 2012. The Senior Tranche Advance matures on June 29, 2012 and interest on such amount is payable, at our election, at the Credit Agreement’s base rate plus 11.00% or the Eurocurrency rate plus 12.00% (with the Eurocurrency rate subject to a 2.00% floor).

A portion of the Senior Tranche Advance equal to $16.0 million will be made available to us solely to cash collateralize letters of credit we may request be issued during the period prior to the maturity date of the Senior Tranche Advance.

The Senior Tranche Advance is secured by the assets of the Loan Parties (as defined in the Credit Agreement) and certain of our affiliates in accordance with the terms of, and subject to the priorities set forth in, the U.S. Pledge and Security Agreement and the Senior Aircraft Security Agreement. We agreed to cause certain additional subsidiaries to become obligated under the Credit Agreement and grant security interests in their assets to secure their obligations owed under the Credit Agreement.

As part of the Agreement, we agreed to operate in compliance with a net cash flow budget subject to variances, tested periodically.

In connection with entry into the Third Amendment, the Lenders agreed also to waive compliance with certain obligations under the Credit Agreement and to forbear from exercising remedies with respect to certain known or anticipated events. Lenders currently holding more than 70% of our outstanding indebtedness under the Credit Agreement (as amended) have agreed to defer, until June 29, 2012 (the “Forbearance Period”), our obligation to make certain interest payments on our senior secured revolving and term loans under the Credit Agreement when due and have granted us relief from certain existing loan covenants under the Credit Agreement during the Forbearance Period.

Also during the Forbearance Period, the Lenders agreed to standstill with respect to listed events that have occurred or may occur during the Forbearance Period, including our failure to satisfy the financial covenants set forth in the Credit Agreement as of December 31, 2011, obtain an audit for the fiscal year ended December 31, 2011 without a going concern qualification and certain other events.

The Forbearance Period is subject to our continuing compliance with the terms of the Credit Agreement (as amended by the Third Amendment and subject to the waivers granted pursuant to the Agreement) and satisfaction of milestones including (i) delivery of a 2012 business plan on or prior to March 31, 2012 and (ii) delivery of a restructuring term sheet and financing term sheet on terms acceptable to the Lenders on or prior to April 30, 2012 (which date automatically extends to May 15, 2012 if holders of more than a majority of the 8.500% Senior Fixed Rate Notes due 2015 and the 8.875%/ 9.625% Senior PIK Election Notes due 2015 of HBAC and Hawker Beechcraft Notes Company have agreed to forbear from exercising remedies under the related indenture).

As part of the Agreement, HBAC paid the Lenders a fee in the aggregate amount of 5.00% of the Senior Tranche Advance and the Agent a transaction fee in the amount of $450,000.

We did not make the April 2, 2012 interest payment under the Notes, the respective indentures for the Notes each provide that missed interest payments do not give rise to an Event of Default (as defined in the applicable indenture) until the interest payments have been in default for 30 days or more. Additionally, on March 27, 2012, we did not make a payment due under our notes payable related to supplier obligations.

23.	Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by us. Non-guarantor subsidiaries consist primarily of our foreign subsidiaries, which are organized outside the U.S.

The following unaudited consolidating financial information presents Consolidating Statements of Financial Position as of December 31, 2011 and 2010; Consolidating Statements of Operations for the years ended December 31, 2011, 2010 and 2009; and Consolidating Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The entries primarily eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Financial Position

As of December 31, 2011

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$241.9	$0.1	$6.9	$—	$248.9
Accounts and notes receivable, net	3.2	109.8	5.8	(3.1)	115.7
Intercompany receivables	—	82.9	9.5	(92.4)	—
Current portion of industrial revenue bonds receivable	48.8	—	—	(48.8)	—
Unbilled revenue	—	37.7	12.4	—	50.1
Inventories	—	1,160.6	7.4	—	1,168.0
Prepaid expenses and other current assets	—	53.6	0.6	(34.5)	19.7

Total current assets	293.9	1,444.7	42.6	(178.8)	1,602.4

Property, plant and equipment, net	16.7	320.8	2.7	—	340.2
Investment in subsidiaries	1,107.5	—	—	(1,107.5)	—
Industrial revenue bonds receivable	181.8	—	—	(181.8)	—
Intercompany loan	12.2	122.1		(134.3)	—
Goodwill	—	193.5	—	—	193.5
Intangible assets, net	—	609.3	0.6	—	609.9
Other assets, net	27.2	9.2	0.1	(4.2)	32.3

Total assets	$1,639.3	$2,699.6	$46.0	$(1,606.6)	$2,778.3

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$2,334.1	$—	$12.2	$(12.2)	$2,334.1
Current portion of industrial revenue bonds payable	—	48.8	—	(48.8)	—
Advance payments and billings in excess of costs incurred	—	229.5	0.2	—	229.7
Accounts payable	—	318.8	5.6	(7.1)	317.3
Other accrued expenses	56.2	245.4	7.6	(34.5)	274.7

Total current liabilities	2,390.3	842.5	25.6	(102.6)	3,155.8

Long-term debt	—	—	—	—	—
Industrial revenue bonds payable	—	181.8	—	(181.8)	—
Intercompany loan	205.3	—	5.2	(210.5)	—
Accrued pension benefits	—	490.9	—	—	490.9
Other long-term liabilities	0.4	78.6	—	(0.1)	78.9
Noncurrent deferred income tax liability	—	13.7	—	(4.1)	9.6

Total liabilities	2,596.0	1,607.5	30.8	(499.1)	3,735.2

Total equity	(956.7)	1,092.1	15.2	(1,107.5)	(956.9)

Total liabilities and equity	$1,639.3	$2,699.6	$46.0	$(1,606.6)	$2,778.3

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Financial Position

As of December 31, 2010

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$413.3	$0.2	$9.3	$—	$422.8
Accounts and notes receivable, net	—	110.9	7.2	—	118.1
Intercompany receivables	—	13.3	2.1	(15.4)	—
Unbilled Revenue	—	28.7	8.6	—	37.3
Inventories	—	1,052.8	7.1	—	1,059.9
Current deferred income tax asset	4.0	—	—	—	4.0
Prepaid expenses and other current assets	(69.8)	96.0	0.5	—	26.7

Total current assets	347.5	1,301.9	34.8	(15.4)	1,668.8

Property, plant and equipment, net	17.5	462.3	2.4	—	482.2
Investment in subsidiaries	1,674.6	—	—	(1,674.6)	—
Goodwill	—	259.5	—	—	259.5
Intangible assets, net	—	758.5	0.6	—	759.1
Other assets, net	32.8	9.2	0.2	—	42.2

Total assets	$2,072.4	$2,791.4	$38.0	$(1,690.0)	$3,211.8

Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$74.6	$—	$—	$—	$74.6
Current portion of industrial revenue bonds (receivable) payable	(61.5)	61.5	—	—	—
Advance payments and billings in excess of costs incurred	—	265.8	0.2	—	266.0
Accounts payable	0.1	222.0	7.6	(8.6)	221.1
Accrued salaries and wages	—	64.7	0.3	—	65.0
Accrued interest payable	14.4	0.3	—	—	14.7
Other accrued expenses	16.7	270.6	4.3	—	291.6

Total current liabilities	44.3	884.9	12.4	(8.6)	933.0

Long-term debt	2,055.1	—	—	—	2,055.1
Industrial revenue bonds (receivable) payable	(225.4)	225.4	—	—	—
Intercompany loan	408.5	(415.0)	13.3	(6.8)	—
Accrued pension benefits	—	349.4	—	—	349.4
Other long-term liabilities	0.3	74.8	—	—	75.1
Non-current deferred income tax liability	4.0	9.6	—	—	13.6

Total liabilities	2,286.8	1,129.1	25.7	(15.4)	3,426.2

Total equity	(214.4)	1,662.3	12.3	(1,674.6)	(214.4)

Total liabilities and equity	$2,072.4	$2,791.4	$38.0	$(1,690.0)	$3,211.8

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Operations

For the year ended December 31, 2011

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$2,602.4	$96.3	$(263.6)	$2,435.1
Cost of sales	—	2,426.9	83.9	(263.6)	2,247.2

Gross Profit	—	175.5	12.4	—	187.9

Restructuring, net	—	12.3	—	—	12.3
Long-lived intangible asset impairment	—	226.6	—	—	226.6
Goodwill and indefinite-lived asset impairment	—	66.0	—	—	66.0
Selling, general and administrative expenses	1.5	263.2	5.8	—	270.5
Research and development expenses	—	94.3	—	—	94.3

Operating (loss) income	(1.5)	(486.9)	6.6	—	(481.8)

Intercompany interest expense (income), net	11.6	(12.5)	0.9	—	—
Interest expense (income), net	128.8	6.5	—	—	135.3
Other income, net	(1.7)	(2.2)	2.2	—	(1.7)

Nonoperating (income) expense, net	138.7	(8.2)	3.1	—	133.6

Income (loss) before taxes	(140.2)	(478.7)	3.5	—	(615.4)

(Benefit from) provision for income taxes	36.1	(21.7)	2.1	—	16.5

(Loss) earnings before equity income	(176.3)	(457.0)	1.4	—	(631.9)

Equity (income) loss in subsidiaries	455.7	—	—	(455.7)	—

Net (loss) income	(632.0)	(457.0)	1.4	455.7	(631.9)

Net income attributable to non-controlling interest	—	—	0.9	—	0.9

Net (loss) income attributable to HBAC	$(632.0)	$(457.0)	$0.5	$455.7	$(632.8)

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Operations

For the year ended December 31, 2010

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,021.6	$82.2	$(299.1)	$2,804.7
Cost of sales	—	2,805.5	73.1	(299.1)	2,579.5

Gross Profit	—	216.1	9.1	—	225.2

Restructuring, net	—	14.9	—	—	14.9
Long-lived intangible asset impairment	—	12.6	—	—	12.6
Goodwill and indefinite-lived intangible asset impairment	—	13.0	—	—	13.0
Selling, general and administrative expenses	1.3	252.1	4.1	—	257.5
Research and development expenses	—	101.1	—	—	101.1

Operating (loss) income	(1.3)	(177.6)	5.0	—	(173.9)

Intercompany interest expense (income), net	11.3	(12.3)	1.0	—	—
Interest expense, net	127.2	3.5	1.0	—	131.7
Other (income) expense, net	(2.3)	1.1	(1.0)	—	(2.2)

Nonoperating expense (income), net	136.2	(7.7)	1.0	—	129.5

(Loss) income before taxes	(137.5)	(169.9)	4.0	—	(303.4)

(Benefit from) provision for income taxes	82.9	(83.4)	1.4	—	0.9

(Loss) earnings before equity income	(220.4)	(86.5)	2.6	—	(304.3)

Equity loss (income) in subsidiaries	83.9	—	—	(83.9)	—

Net (loss) income	(304.3)	(86.5)	2.6	83.9	(304.3)

Net income attributable to non-controlling interest	—	—	0.6	—	0.6

Net (loss) income attributable to HBAC	$(304.3)	$(86.5)	$2.0	$83.9	$(304.9)

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Operations

For the year ended December 31, 2009

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,379.2	$85.2	$(265.9)	$3,198.5
Cost of sales	—	3,227.7	74.8	(265.9)	3,036.6

Gross Profit	—	151.5	10.4	—	161.9

Restructuring, net	—	34.1	—	—	34.1
Long-lived intangible asset impairment	—	74.5	—	—	74.5
Goodwill and indefinite-lived intangible asset impairment	—	448.3	—	—	448.3
Selling, general and administrative expenses	1.1	204.5	4.1	—	209.7
Research and development expenses	—	107.3	—	—	107.3

Operating (loss) income	(1.1)	(717.2)	6.3	—	(712.0)

Intercompany interest expense (income), net	8.6	(9.4)	0.8	—	—
Interest expense (income), net	148.4	4.5	(0.1)	0.6	153.4
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other (income) expense, net	(9.4)	9.9	(1.8)	—	(1.3)

Nonoperating (income) expense, net	(204.5)	5.0	(1.1)	0.6	(200.0)

Income (loss) before taxes	203.4	(722.2)	7.4	(0.6)	(512.0)

Provision for (benefit from) income taxes	56.1	(119.1)	2.3	—	(60.7)

(Loss) earnings before equity income	147.3	(603.1)	5.1	(0.6)	(451.3)

Equity loss (income) in subsidiaries	598.0	—	—	(598.0)	—

Net (loss) income	(450.7)	(603.1)	5.1	597.4	(451.3)

Net income attributable to non-controlling interest	—	—	0.3	—	0.3

Net (loss) income attributable to HBAC	$(450.7)	$(603.1)	$4.8	$597.4	$(451.6)

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Cash Flows

For the year ended December 31, 2011

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$135.4	$(183.6)	$(5.7)	$(109.9)	$(163.8)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(37.6)	(0.8)	—	(38.4)
Additions to computer software	—	(15.7)	—	—	(15.7)
Proceeds from sale of property, plant and equipment	—	0.4	—	—	0.4

Net cash provided by (used in) investing activities	—	(52.9)	(0.8)	—	(53.7)

Cash flows from financing activities:
Payment of notes payable	(150.9)	—	—	—	(150.9)
Payment of term loan	(44.5)	—	—	—	(44.5)
Utilization of revolving credit facility	239.0	—	—	—	239.0
Industrial revenue bond receipts (payments)	56.3	(56.3)	—	—	—
Net borrowings from (repayments to) HBAC	(406.7)	292.7	4.1	109.9	—

Net cash provided by (used in) financing activities	(306.8)	236.4	4.1	109.9	43.6

Net decrease in cash and cash equivalents	(171.4)	(0.1)	(2.4)	—	(173.9)
Cash and cash equivalents at beginning of period	413.3	0.2	9.3	—	422.8

Cash and cash equivalents at end of period	$241.9	$0.1	$6.9	$—	$248.9

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Cash Flows

For the year ended December 31, 2010

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$203.1	$92.5	$2.2	$—	$297.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(31.8)	(0.2)	—	(32.0)
Additions to computer software	—	(9.7)	—	—	(9.7)
Proceeds from sale of property, plant and equipment	—	6.5	—	—	6.5

Net cash provided by (used in) investing activities	—	(35.0)	(0.2)	—	(35.2)

Cash flows from financing activities:
Payment of notes payable	(158.7)	—	—	—	(158.7)
Payment of Secured Term Loans	(15.0)	—	—	—	(15.0)
Utilization of Revolving Credit Facility	(235.0)	—	—	—	(235.0)
Proceeds from IRB funding	—	0.1	—	—	0.1
IRB receipts (payments)	44.6	(44.6)	—	—	—
Net (repayments to) borrowings from HBAC	12.3	(13.0)	0.7	—	—

Net cash provided by (used in) financing activities	(351.8)	(57.5)	0.7	—	(408.6)

Net (decrease) increase in cash and cash equivalents	(148.7)	—	2.7	—	(146.0)
Cash and cash equivalents at beginning of period	562.0	0.2	6.6	—	568.8

Cash and cash equivalents at end of period	$413.3	$0.2	$9.3	$—	$422.8

Hawker Beechcraft Acquisition Company, LLC

Consolidating Statements of Cash Flows

For the year ended December 31, 2009

(In millions)

	HBAC, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$3.4	$176.3	$(2.6)	$—	$177.1

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(50.5)	(0.5)	—	(51.0)
Additions to computer software	—	(3.5)	—	—	(3.5)
Proceeds from sale of property, plant and equipment	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	—	(52.8)	(0.5)	—	(53.3)

Cash flows from financing activities:		—	—	—	(202.2)
Payment of notes payable	(202.2)
Payment of Secured Term Loans	(13.5)	—	—	—	(13.5)
Issuance of long-term debt	188.0	—	—	—	188.0
Debt issuance costs	(7.6)	—	—	—	(7.6)
Utilization of Revolving Credit Facility	235.0	—	—	—	235.0
Proceeds from IRB funding	—	4.4	—	—	4.4
Debt repurchase	(136.7)	—	—	—	(136.7)
IRB receipts (payments)	76.9	(76.9)	—	—	—
Net borrowings from (repayments to) HBAC	47.8	(51.1)	3.3	—	—

Net cash provided by (used in) financing activities	187.7	(123.6)	3.3	—	67.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	191.1	(0.1)	0.2	—	191.2
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$562.0	$0.2	$6.6	$—	$568.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness or our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S.GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the criteria discussed in the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that it is reasonably possible that a material misstatement in the company’s annual or interim financial statements and related disclosures will not be prevented or detected on a timely basis. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011. Our assessment identified material weaknesses as described below. As such, it is reasonably possible that our consolidated financial statements could contain a material misstatement or that we could miss a filing deadline in the future.

The material weaknesses were primarily attributable to the implementation of an upgraded enterprise resource planning (“ERP”) application as follows:

•	In designing the upgraded ERP application, the Company failed to devote adequate time and resources in evaluating the requirements necessary for supporting our business and reporting objectives.

•

The design of the ERP upgrade did not adequately reflect the Company’s business and reporting process needs as the ERP was not sufficiently customized to support critical business processes, specifically production inventory costing and product warranty.

•	There was insufficient development or conversion of the reports required to enable company personnel to carry out their responsibilities efficiently and effectively.

•	System users did not have the requisite knowledge to perform their internal control responsibilities.

As a result, in the periods following the implementation, sufficient reporting capabilities were not available to produce complete and accurate financial information. This caused a significant disruption to our business and required substantial attention from company personnel. As such many controls and procedures were not performed timely, adequately and/ or sufficiently which has placed an extraordinary burden on the accounting and finance personnel to ensure accurate reporting. We believe that given the material weaknesses outlined above that there could be potential material errors to the consolidated financial statements in subsequent filings.

To remediate our material weakness related to the ERP system implementation, we have hired Alvarez and Marsal business advisors to address our ERP system and assist with a plan to enhance performance and to optimize the functionality of the system. We expect to have a plan during the second quarter of 2012 as a result of this review.

The Company is taking several actions to remediate the material weakness related to staff retention. The Company has hired financial advisors to assist it with additional work associated with the negotiations with its secured creditors and other key constituents. The Company has implemented an enhanced compensation plan for 2012 for non-executives which includes accounting and finance personnel and becomes effective beginning in April 2012. The Company also continues to actively recruit appropriately qualified accounting and finance personnel.

We believe that the material weaknesses noted above continue to exist as of the date of this filing. As a result, we expect that these remediation efforts will occur throughout the fiscal year ended December 31, 2012. During this time, there remains a risk that we fail to adequately correct any identified weaknesses in our internal control over financial reporting or to prevent or detect a material misstatement in our annual or interim financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Name	Age	Title
Robert S. Miller	70	Director, President and CEO
Worth W. Boisture, Jr.	67	Chairman of the Board – HBC and Former CEO
Karin-Joyce Tjon Sien Fat	50	Chief Financial Officer and Treasurer
William E. Brown	49	Executive Vice President, Global Operations – HBC
Sharad B. Jiwanlal	57	Vice President, Human Resources – HBC
Heidi A. McNary	40	Vice President, Chief Technical Officer – HBC
Alexander L.W. Snyder	42	Vice President, General Counsel and Corporate Secretary
Christi R. Tannahill	39	Senior Vice President, Global Customer Support – HBC
Shawn W. Vick	49	Executive Vice President, Customers – HBC
Brian Barents	68	Director
Donald G. Cook	65	Director
John F.X. Daly	46	Director
David R. Hirsch	37	Director
Sanjeev K. Mehra	53	Director and Chairman of the Board
Seth M. Mersky	52	Director
Leo F. Mullin	69	Director

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

•

one director designated by one of the GS entities who is a member of management and is eligible to be issued a Department of Defense facility security clearance at the level of HBI’s security clearance (referred to below as the “requisite DoD security clearance”); this director is Mr. Miller; and

•

two directors designated by the GS entities and the Onex entities who (i) have had no prior involvement with Onex or its affiliates, (ii) are not employees of The Goldman Sachs Group, Inc. or any of its subsidiaries, and (iii) are U.S. resident citizens eligible to be issued the requisite DoD security clearance; these directors are General Barents and General Cook, who we refer to as the “outside directors.”

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

In addition, the Shareholders Agreement also requires that the Chairman of the Board of HBI be a U.S. citizen who is eligible to be issued the requisite DoD security clearance and cannot be an Onex director. The Shareholders Agreement also contains provisions limiting the Onex directors’ access to classified information and export control information, except as permitted by applicable law and regulations. As a private company whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. However, the rules of the SEC require us to disclose which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have two directors, General Barents and General Cook, who would be considered independent within the definitions of either the New York Stock Exchange or the NASDAQ Stock Market. One of our directors, Mr. Miller, is our Chief Executive Officer. Another of our directors, Mr. Mullin, has a consulting arrangement with Goldman Sachs. The remaining directors are employed by HBI’s principal shareholders.

Management/Director Biographies

Robert S. Miller has been our CEO, President and a director since February 6, 2012. Mr. Miller has been Chairman of MidOcean Partners, a middle market private equity firm, since December 2009. Mr. Miller served as the Executive Chairman of the Delphi Corporation from 2007 to 2009. He was previously Chairman and Chief Executive Officer of Delphi Corporation from 2005 to 2007. Prior to joining Delphi Corporation, Mr. Miller served in a number of corporate restructuring situations, including as Chairman and Chief Executive Officer of Bethlehem Steel Corporation, Chairman and Chief Executive Officer of Federal Mogul Corporation, Chairman and Chief Executive Officer of Waste Management, Inc., and Executive Chairman of Morrison Knudsen Corporation. He has also served as Vice Chairman and Chief Financial Officer of Chrysler Corporation. Mr. Miller is currently a director of Symantec Corporation, where he is a member of the Audit and Nominating and Governance Committees. Mr. Miller is also currently the Chairman of the Board of Directors of American International Group, Inc. In the past five years, Mr. Miller has also served as a director of Delphi Corporation and UAL Corporation (United Airlines).

Key Attributes, Experience and Skills:

Mr. Miller serves as our CEO, President and director. His past leadership positions with Delphi, Bethlehem Steel, Federal Mogul Corporation, Waste Management, Inc., Morrison Knudsen Corporation and Chrysler Corporation, and his service on the board of Symantec Corporation, American International Group, Inc. and United Airlines, provide Mr. Miller with experiences in management and leadership of companies in various industries. His service as Chief Financial Officer of Chrysler Corporation and his experience on the boards of American International Group, Inc. and Delphi Corporation bring a wealth of experiences with financially-challenged companies to the HBI board.

Worth W. Boisture, Jr. has been Chairman of the Board of HBC since March 2009, and was our CEO and President from March 2009 to February 2012. Prior to coming to Hawker Beechcraft, Mr. Boisture was President and a partner of Intrepid Aviation Group from 2006 to 2009, and served as President of Net Jets from 2003 to 2006. Prior to 2003, Mr. Boisture served in various roles at Gulfstream Aerospace, including as Executive Vice President from 1994 to 1999 when Gulfstream Aerospace was privately held, and as President of Gulfstream Aerospace and Executive Vice President Aerospace, General Dynamics Corporation, from 1999 to 2003. He also served as President of British Aerospace Corporate Jets from 1991 to 1993, and as Chairman and Chief Executive Officer of Butler Aviation, predecessor to Signature Flight Services, from 1989 to 1991. He is a

Trustee of the Falcon Foundation and a member of World Presidents Organization. Mr. Boisture also served as Senior Advisor Aerospace for The Carlyle Group from 2005 to 2009. He has also served on the boards of Intrepid Aviation, Landmark Aviation, Vought Aircraft, and ARINC, where he served as an Audit Committee member, in the past five years.

Karin-Joyce Tjon Sien Fat has been our Chief Financial Officer and Treasurer since October 2011 and was Chief Financial Officer from September to October 2011. Ms. Tjon joined us from Alvarez & Marsal, LLC, where from 2002 to August 2011, she served in increasingly responsible roles as Director, Senior Director and finally, as Managing Director of Alvarez & Marsal, LLC. Tjon has held CFO positions for several companies, in a variety of industries, such as manufacturing, transportation, and telecommunications. She has also worked on numerous performance improvement projects in the areas of cash management, operations and acquisition integration. Prior to joining Alvarez & Marsal, Tjon was Chief Financial Officer for several telecommunications and telecom related companies.

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

Heidi McNary has been our Vice President and Chief Technical Officer since October 2010. Ms. McNary joined HBC from DeCrane Aerospace in Phoenix where she was chief operating officer and executive vice president of Sales and Marketing. Prior to DeCrane Aerospace, Ms. McNary had a career of steadily increasing and broadening responsibilities at Honeywell Aerospace in a variety of technical, program management and market facing roles over a 13-year span. Her leadership roles included one in the company’s Asia-Pacific Aerospace office in Singapore.

Alexander L. W. Snyder has been our Vice President and General Counsel since July 26, 2010, and Vice President, General Counsel and Corporate Secretary since August 26, 2010. Prior to joining HBC, Mr. Snyder spent seven years with Koch Industries in Wichita where he served in a variety of roles, including Associate General Counsel for Corporate & Commercial Matters and Chief Counsel for Mergers & Acquisitions. Before joining Koch, Mr. Snyder was based in New York where he spent four years at the law firm Davis Polk & Wardwell, as well as four years at the law firm of Fried, Frank, Harris, Shriver & Jacobson. Mr. Snyder is a graduate of Columbia University School of Law, where he was a Stone Scholar. He graduated magna cum laude from Harvard College with a bachelor’s degree in government and history. He is admitted to practice law in New York, Connecticut and Kansas.

Christi R. Tannahill has been our Senior Vice President – Global Customer Support since January 2012, and was Vice President – Global Customer Service and Support from August 2009 to January 2012. Ms. Tannahill has been with the Company since 1998, and was Vice President – Hawker Beechcraft Global Parts and Services from February 2009 to August 2009. Ms. Tannahill also served as a Director of a former subsidiary, Rapid Aircraft Parts Inventory & Distribution Company, LLC from February 2005 through December 2009. Prior to joining HBC, she led the Quality department for Koch Industries’ aviation division, and managed Delta’s Wichita, Kansas customer support division.

Shawn W. Vick joined the Company in July 2009. Mr. Vick has been Executive Vice President – Customers since January 2012, and was Executive Vice President – Sales, Marketing and Flight Operations from July 2009 to January 2012. Prior to joining the Company, Mr. Vick was President and CEO of Landmark Aviation from July 2004 to July 2008, and held increasingly responsible leadership positions at British Aerospace, Gulfstream and Bombardier before going to Landmark.

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

Key Attributes, Experience and Skills:

General Barents’ 40 years of experience in senior leadership positions in general aviation companies, including Galaxy Aerospace Corporation, Learjet, Inc. and Cessna Aircraft Company, is extremely relevant to serving as a director of HBI, a general aviation company, and provides the HBI Board with significant business, leadership and management experience in our industry. In addition, General Barents’ 34-year military career is beneficial to us in providing unique insight into the operations of our Trainer/Attack Aircraft Segment. Lastly, General Barents has served as a director of other companies including NORDAM, Kaman Corporation, and CAE bringing useful insight into the management and governance of other companies.

General Donald G. Cook (U.S. Air Force Retired) has been a director of HBI since August 2007. General Cook had a 36-year career in the U.S. Air Force, retiring in 2005. During his military career, General Cook served in many capacities, including Commander, Air Education and Training Command, at Randolph Air Force Base, Texas, between 2001 and 2005, and commander of a flying training wing, two space wings and the 20th Air Force. He also served as Legislative Liaison in the Senate Liaison Office, on the staff of the House Armed Services Committee, and as Director for Expeditionary Aerospace Force Implementation at U.S. Air Force headquarters. General Cook is a command pilot and has flown more than 3,300 hours in the B-52D/G/H, T-37B and T-38A. He is a director of Housing One Source, U. S. Security Associates, Inc., CRANE Corporation and the USAA Federal Savings Bank. He has also served in the past five years on the board of directors of Burlington Northern Santa Fe Railroad Corp.

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

John F.X. Daly has been a director of HBI since March 2007. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., which he joined in 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman, Sachs & Co. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director of Kenan Advantage Group, McJunkin Red Man Corporation, Fiberlink Communications Corp. and U. S. Security Associates, Inc. In the past five years, Mr. Daly has also served on the boards of Cooper-Standard Automotive, Euramax Holdings, Inc., and IPC Systems, Inc.

Key Attributes, Experience and Skills:

Mr. Daly is a Managing Director of Goldman, Sachs & Co. and through this position has developed significant knowledge related to financial matters for both public and private companies. Mr. Daly’s educational background as a mechanical engineer brings valuable industry and technical knowledge to the HBI Board. In addition, Mr. Daly’s service as a director on other boards such as Fiberlink Communications Corp., Kenan Advantage Group, McJunkin Red Man Corporation and U. S. Security Associates, Inc. gives him knowledge of the operations and best practices of other companies.

David R. Hirsch has been a director of HBI since March 2007. Mr. Hirsch is a Principal at Onex Corporation, which he joined in 2003. Mr. Hirsch previously worked at JPMorgan Partners and CIBC World Markets. In the past five years, Mr. Hirsch has also been a director of CEI Holdings Inc. and SITEL Worldwide Corporation.

Key Attributes, Experience and Skills:

Mr. Hirsch’s position as a Principal at Onex Corporation as well as his former positions with JP Morgan Partners and CIBC World Markets have provided him with considerable experience in finance matters. Mr. Hirsch has served as a director and member of the Audit Committee of SITEL Worldwide Corporation, and as a director of CEI Holdings Inc., providing relevant board and corporate governance experience.

Sanjeev K. Mehra has been a director of HBI since March 2007 and is HBI’s Chairman of the Board. Mr. Mehra joined Goldman, Sachs & Co. in 1986. Mr. Mehra is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co. Mr. Mehra serves on the boards of directors of ARAMARK Corporation, First Aviation Services, Inc., KAR Auction Services, Inc., Max India Limited, Sigma, Inc., SunGard Data Systems, Inc., and TVS Logistics Services Limited. In the past five years, Mr. Mehra has served on the boards of Burger King Corporation, Nalco Company, Hexcel Corporation, Madison River Telephone Company and Adam Aircraft Industries, Inc.

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

Seth M. Mersky has been a director of HBI since October 2010, and serves as Chairman of the Compensation Committee of the Board of Directors. Mr. Mersky joined Onex Corporation in 1997, and is currently a Managing Director of Onex Corporation. Mr. Mersky is also a director of SITEL Worldwide Corporation, Gates Corporation and Allison Transmission, Inc. Prior to joining Onex, Mr. Mersky served as Senior Vice President, Corporate Banking, for Bank of Nova Scotia.

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

Key Attributes, Experience and Skills:

Mr. Mullin’s service as the Chief Executive Officer of a large airline company, Delta Airlines, from 1997 to 2003, and his distinguished career in the banking industry provide key insight to HBI’s board. In addition to providing significant industry experience, this experience also gives him a practical understanding of organizations, global business and financial matters, processes, strategy, and risk management. Mr. Mullin has served on the boards of many large public companies, including Johnson & Johnson, ACE Limited and Bell South Corporation, giving him significant leadership and management experience.

Other Information. SEC regulations require the Company to describe certain legal proceedings, including bankruptcy and insolvency filings, involving executive officers or members of the Board of Directors and companies for which our executive officers or directors served as executive officers. Mr. Miller was Chairman and Chief Executive Officer of Delphi Corporation when it filed for Chapter 11 bankruptcy in October 2005. Mr. Mullin retired as Chief Executive Officer of Delta Air Lines, Inc. in December 2003 and Chairman in April 2004. In September 2005, Delta Air Lines voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. William Brown was the Senior Vice President of Operations of Independence Air which filed for chapter 7 bankruptcy in 2006. Shawn Vick was Executive Vice President of Sales at McLeod USA and left the company in 2004. After his departure, McLeod USA filed for chapter 11 bankruptcy. Ms. Tjon Sien Fat was an executive officer of Var Tec Telecom before and during its Chapter 11 filing in 2004, and was an executive officer of Gainey Transportation within two years of its Chapter 11 filing in 2008. The Board of Directors does not believe that these proceedings are material to an evaluation of Ms. Tjon Sien Fat’s ability or Messrs. Mullin, Miller, Brown, or Vick’s ability to serve as a director or executive officer.

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

The Government Security Committee members are General Cook (Chairman), General Barents and Mr. Miller. The Government Security Committee is responsible for implementing procedures, organizational matters and other aspects pertaining to the security and safeguarding of classified and controlled unclassified information, including exercise of appropriate oversight and monitoring of operations to ensure the required protective measures are effectively maintained and implemented.

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

The following provides a brief overview of the more detailed disclosure set forth in this Compensation Discussion and Analysis:

•

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for administering our compensation program and makes compensation decisions, except in the case of Chief Executive Officer (“CEO”) compensation, upon recommendation from the CEO and the Vice President of Human Resources. Decisions regarding CEO compensation are made by the Committee without reliance on any recommendation from management.

•

The objectives of our executive compensation program are to: (i) attract and retain talented and highly-skilled executives; (ii) align executive pay with performance; (iii) align executive and shareholder interests; and (iv) provide an incentive for long-term continued employment with the Company.

•

Our executive compensation consists of: (i) base annual salary; (ii) annual incentive-based “pay at risk” compensation; and (iii) long-term equity-linked awards. We provide only limited perquisites to certain executive officers.

•

We established a pay-for-performance environment by linking short-term incentive-based compensation to the achievement of financial and non-financial goals. The level of achievement of these goals for 2011 resulted in no incentive award payouts for 2011 performance.

•

The Company did not provide base salary increases for the named executive officers during 2011. Effective January 2, 2012, the Company restored the base salaries of certain named executive officers, including Messrs. Boisture and Vick to the salary levels that were in effect before 10% base salary reductions that occurred in 2010. In March 2012, the Company increased base salaries for Messrs. Vick and Snyder as a result of the expansion of their roles.

•

As an additional component of long-term incentive compensation during 2011, the Company offered current employees who held stock options the opportunity to exchange all of their outstanding stock options for Restricted Stock Units (“RSUs”) with respect to stock of the Company (the “Option Exchange Program”). All of our executive officers participated in the Option Exchange Program.

•

Many of our executive officers have made investments in the Company through purchases of common shares of our parent company, HBI. We view these investments and RSUs held by the executive officers as providing for a significant alignment of management and shareholder interests.

•	The Committee evaluates the performance of our CEO and the other named executive officers.

•	We believe that our compensation program successfully achieves its objectives.

2011 COMPENSATION

Management Overview

During 2011, management strengthened the leadership team with the addition of Ms. Karin-Joyce Tjon Sien Fat as our new Chief Financial Officer. Ms. Tjon Sien Fat was hired in the second half of 2011 to replace Mr. Sidney Anderson, the former Chief Financial Officer, who resigned on January 25, 2011. The Company engaged the services of Thomas P. Kelly to serve as Chief Financial Officer in the interim.

In January 2012, James I. Maslowski retired from the Company. Mr. Maslowski began serving as a consultant to the Company effective February 1, 2012, and serves as Vice Chairman of Hawker Beechcraft Defense Company, LLC in his role as a consultant.

In February 2012, the Company hired Robert S. Miller to replace Mr. Boisture as CEO of Hawker Beechcraft, Inc. Mr. Boisture continues as Chairman of the Board of Hawker Beechcraft Corporation and as President of Hawker Beechcraft Defense Company, LLC.

Role and Responsibilities

The Committee is responsible for all decisions regarding our executive compensation philosophy and strategy. The Committee intends that all compensation and benefits provided to our executives are reasonable, fair and competitive. The Committee is charged with the authority and responsibility to approve all executive compensation, equity programs and benefits matters.

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

Compensation Objectives

The compensation paid or awarded to our named executive officers for 2011 was designed to meet the following objectives:

•	Provide compensation that enables us to attract and retain highly-skilled executives. We refer to this objective as “competitive compensation.”

•	Create a compensation structure that, in large part, is based on the achievement of formally established performance goals. We refer to this compensation as “performance incentives” or “pay at risk.”

•	Provide long-term incentives to align executive and shareholder interests. We refer to this objective as “stakeholder incentives.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

Elements of Our Compensation Program for Named Executive Officers

Our compensation objectives are achieved by using the following elements in our compensation program for named executive officers:

Element of Compensation Program	Employees Covered	Description	Key Objectives Promoted
Base Salary	All salaried employees	Fixed annual compensation paid in accordance with our regular payroll procedures during the year.	• Competitive Compensation • Retention Incentives

Management Incentive Plan (“MIP”)	244 employees	Pay at risk based on performance against pre-established goals over the fiscal year.	• Competitive Compensation • Performance Incentives

Restricted Stock Unit (“RSU”) Awards	57 participants, including 3 outside directors, 5 NEOs who were active employees at December 31, 2011, and 46 other employees	Restricted Stock Unit awards made upon the occurrence of any or all of these events: (1) commencing employment with the Company, (2) during 2011, in connection with the Option Exchange Program, or (3) to recognize the employee’s assumption of a broader range of responsibilities for the Company.	• Stakeholder Incentives • Retention Incentives
Other Compensation Elements
HBC Savings and Investment Plan 401(k) Plan	All employees (subject to plan eligibility requirements)	A 401(k) retirement savings plan that enables employees to defer a portion of their compensation with a Company matching contribution. For salaried employees, the Company matches up to 50% of the first 4% of an employee’s eligible compensation.	• Competitive Compensation • Performance Incentives • Retention Incentives

HBC Retirement Income Savings Feature within the HBC Savings and Investment 401(k) Plan	All salaried employees who were hired after January 1, 2007 (subject to plan eligibility requirements)	Company funded defined contribution retirement plan; the amount of the benefit depends on the employee’s age and years of service with the Company.	• Competitive Compensation • Retention Incentives

Other Compensation Elements
Hawker Beechcraft Excess Savings and Deferred Compensation Plan	36 employees, including 5 NEOs, participate in this plan which provides additional discretionary employer contributions in amounts that would have been contributed as a retirement income savings contribution under the 401(k) plan if applicable IRS contribution limitations did not apply.	A nonqualified, unfunded plan designed to provide specified benefits to a select group of management or highly compensated employees within the meaning of Section 201(2) of ERISA, and other eligible individuals. It allows: (1) executives to defer up to 50% of base salary and up to 90% of annual MIP award and (2) three HBI directors who receive compensation for serving as directors, to defer up to 50% of their cash compensation. The Company provides a matching contribution equal to a maximum of 50% of the first 4% of an employee’s eligible compensation that they elect to defer. It also allows additional discretionary employer contributions in an amount that would have been contributed as a retirement income savings contribution under the 401(k) plan if applicable IRS contribution limitations did not apply. This contribution is determined by reference to an individual’s age and years of service.	• Competitive Compensation • Retention Incentives

Benefits	All employees	Health, life and disability insurance benefits.	• Competitive Compensation • Retention Incentives

Perquisites	All NEOs (unless otherwise noted)	Personal benefits provided to executives, such as personal use of corporate aircraft (Messrs. Boisture and Vick), payment of executive life insurance, excess liability premiums, relocation expenses (Ms. Tjon Sien Fat and Mr. Vick), tax gross-ups (Mr. Vick), and executive physicals.	• Competitive Compensation

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

Base Salaries

We provide each of our executive officers with a base salary commensurate with his or her level of expertise and contributions to the Company in relation to comparable positions in the marketplace. The base salaries for named executive officers reflect input from the CEO, the Vice President of Human Resources and the Committee, based on prior employment history and job responsibilities. Individual salary amounts are not objectively determined, but instead reflect the final judgment of the Committee after taking into account management’s recommendation with respect to each executive’s expected contributions to the Company, experience and other factors, including any retention concerns and internal equity considerations. The base annual salary of each executive officer is reviewed annually and may be adjusted from time to time to recognize individual performance, promotion, competitive compensation issues, retention requirements, as well as internal equity and other subjective factors. As a result of the continued decline in the business and general aviation market, our executive officers received no salary increases during 2011.

2011 Management Incentive Plan Award

We established the 2011 Management Incentive Plan (“2011 MIP”) to align executive pay with overall company performance and the 2011 MIP was the “at risk” component of the total compensation package for our named executive officers. The plan provided a target award amount for each of our named executive officers based on a percentage of his or her base salary.

The 2011 MIP provided for award payments based on achievement of certain quarterly and annual financial measures and non-financial performance measures. For each participant, the maximum potential payout under the 2011 MIP was equivalent to 200% of the MIP target award. Total year corporate financial measures, EBITDA and IL5 Achievement, had to meet a 90% threshold level or greater to achieve any 2011 MIP award. The applicable measurement period for all measures was January 1, 2011 through December 31, 2011.

The corporate performance measures (“Performance Measures”) utilized in 2011 were EBITDA, IL5 Achievement and Area Goals. For Ms. Tjon and Messrs. Boisture and Snyder, the Performance Measures were EBITDA and IL5 Achievement with weightings of 66% for EBITDA and 34% for IL5 Achievement. For Messrs. Vick and Maslowski, the Performance Measures were EBITDA, IL5 Achievement and Area Goals, with 50% weighting for EBITDA, and 25% weighting each for IL5 Achievement and Area Goals. Descriptions of the Performance Measures are as follows:

Performance Measure	Description
EBITDA	Earnings before interest, taxes, depreciation and amortization adjusted for significant non-recurring items including: (i) non-cash asset impairment charges (ii) severance and other related charges associated with reducing the size of the organization and charges related to rescheduling previously planned material receipts, (iii) charges related to gains and losses on foreign exchange derivatives, and (iv) non-cash compensation expense. We selected this measure because it indicates our ability to control expenditures and realize a meaningful return from the sale of our products.

IL5 Achievement	The Company instituted a program called Project Challenge in 2010. The goal of this program was to create savings through the more efficient use of materials and facilities, and the implementation of “lean” manufacturing processes. Project Challenge tracked different Implementation Levels (“IL”). Implementation Level 5, or IL5, meant that the work to achieve actual savings on a particular project was complete. We selected this measure because it provides an indicator of our success at reducing our manufacturing costs.

Area Goals	Achieve targeted metrics identified specifically for individual departments or functional areas (e.g., Segment EBITDA, Segment Cash Flow, Inventory Turns, and Gross Bookings). We selected this measure because it ties at-risk pay with goals attributable to specific areas or departments within the Company.

For each participant, the maximum payout under the 2011 MIP was equivalent to 200% of a participant’s target award. No award could be paid for the Area Goals Performance Measure if the threshold targets for the annual EBITDA and the IL5 Achievement measures were not achieved. For the EBITDA and IL5 Achievement measures, performance was measured both quarterly and annually with each quarter’s performance constituting 10% of such measurement’s total weighting and the annual performance constituting 60% of such measurement’s total weighting. For each quarter measured, in order for there to be a value assigned to a specific goal, participants had to meet 80% of target achievement for the goal being measured and, for the annual measurement, participants had to meet 90% of target achievement for the goal that was measured. If these threshold levels were reached, the participant received 50% of the target award for that goal (achievement between such threshold performance levels and the target level did not result in any increase in the award amount). If achievement was 100% or above for a performance measurement, the award amount was equivalent to the percentage achieved with 200% being the maximum percentage achieved.

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

The Company did not achieve its goals and the named executive officers earned no MIP awards for 2011.

Long-Term Incentives

Restricted Stock Unit Awards

The Company awards Restricted Stock Units (“RSUs”) upon the occurrence of certain events, including (1) commencement of employment with the Company, (2) in lieu of a cash component of an award under the MIP, (3) in recognition of the assumption of a broader range of responsibilities for an RSU program participant, and (4) in 2011, pursuant to the Option Exchange Program. Messrs. Boisture, Vick, Snyder and Maslowski received RSUs in 2011 in connection with the Option Exchange Program.

Mr. Snyder received RSUs in 2011 in recognition of his assuming a broader range of responsibilities; Ms. Tjon Sien Fat received RSUs upon commencement of her employment with the Company in 2011. The number of RSUs received is set forth under the Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal 2011 Year-End tables.

In August 2011, the Company put in place the Option Exchange Program, pursuant to which employees were offered the opportunity to exchange outstanding stock options (including discretionary option grants and options that were granted because certain participants purchased common stock) for RSUs in accordance with terms and conditions described below. Each optionee was entitled to exchange options for RSUs pursuant to a ratio of 1.75 options exchanged for each RSU received. By offering this opportunity, the Company intended to increase the retentive element of underwater options exchanged due to the accrual schedule contained in the RSUs received and the potential that the employee may be more likely to receive value in respect of the RSUs than such underwater options. The Option Exchange Program closed on August 9, 2011. All of our then actively employed named executive officers who held options exchanged their options for RSUs. The number of RSUs granted to the named executive officers pursuant to the Option Exchange Program appear in the Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal 2011 Year-End tables.

The dollar amounts shown in the Summary Compensation Table with respect to stock awards reflect the grant date fair values computed in accordance with FASB ASC Topic 718. See the footnotes to the Summary Compensation Table for further information.

Stock Option Awards

The Company granted no stock options during 2011, and has no plans to grant stock options in the future.

Personal Benefits

We provide our named executive officers with limited personal benefits that we believe are appropriate as part of a competitive compensation package to enable us to attract and retain highly skilled executives. We periodically review the levels of perquisites and other personal benefits provided to our named executive officers. The personal benefits currently provided to our named executive officers include relocation expenses for incoming named executive officers, personal use of our corporate aircraft by Messrs. Boisture and Vick, relocation expenses for Ms. Tjon Sien Fat and Mr. Vick, tax gross-ups for Mr. Vick on certain relocation expenses, and payment of executive life insurance premiums, excess liability premiums and payment of executive physicals for all of our named executive officers. Perquisites and personal benefits, including personal use of aircraft, are included in the NEOs’ incomes, based on applicable tax law and regulations.

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

Hawker Beechcraft Corporation Savings and Investment Plan

This plan is a tax-qualified defined contribution plan available to all of our domestic employees. All of our named executive officers participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations (which, among other things, limited pre-tax annual contributions in 2011 to $16,500, subject to the ability of persons age 50 or over to contribute an additional $5,500), up to a maximum of 50% of his or her salary on a post-tax basis. The Company matches up to 50% of the first 4% of eligible compensation of participants. Amounts credited to an employee’s account in the plan may be invested among a number of investment alternatives. A participant’s account is adjusted to reflect the rate of return, positive or negative, on the investments.

Hawker Beechcraft Corporation Retirement Income Savings Feature Within the Hawker Beechcraft Corporation Savings and Investment Plan

This is a tax-qualified defined contribution feature that was added to the Hawker Beechcraft Corporation Savings and Investment Plan, and provides benefits following retirement based upon a formula relating to age and years of service. Contributions are made solely by the Company, and are limited to that certain amount that does not exceed the IRS rules based on salary. If the Company’s contributions meet the IRS threshold, any additional calculated contributions are made to the Company’s Nonqualified Excess Savings and Deferred Compensation Plan for the benefit of the employee. All of the named executive officers participate in this feature of the Hawker Beechcraft Corporation Savings and Investment Plan.

Hawker Beechcraft Excess Savings and Deferred Compensation Plan

This plan is a nonqualified deferred compensation plan that provides tax benefits for eligible employees. Under the plan, an eligible employee can defer up to 50% of his or her salary and up to 90% of his or her annual MIP award, and HBI directors who receive compensation for serving as directors can defer up to $12,500 of their quarterly cash compensation. The Company provides a matching contribution equal to a maximum of 50% of the first 4% of eligible compensation, consistent with the matching contribution under the Savings and Investment Plan. Mr. Maslowski participated in this feature of the plan.

The plan also allows additional discretionary employer contributions in amounts that would have been contributed as a retirement income savings contribution under the Savings and Investment Plan if there had not been a contribution limitation under that plan. This contribution is determined by reference to an individual’s age and years of service. Amounts deferred under the plan generally are not subject to federal, and in many cases state, income taxes until they are distributed. An eligible employee can choose to have his or her contributions allocated to one or more of several notional investments, and his or her account is adjusted to reflect the deemed rate of return, positive or negative, on the notional investments. An eligible employee may choose to receive a payout following retirement, either in a lump sum or in annual installments. The plan also includes provisions for payment upon death or disability. See the Deferred Compensation table and accompanying narrative for additional information. Messrs. Boisture, Vick, Snyder, Maslowski and Anderson participated in this feature of the plan during 2011.

Severance Arrangements

Pursuant to terms negotiated between the Company and Mr. Boisture in his employment agreement, Mr. Boisture is entitled to severance in the amount of two years’ base salary and a pro-rata bonus for the year of termination if he is terminated pursuant to a Change in Control or an Involuntary Termination Not for Cause, or if there is a termination for Good Reason (as such terms are defined in the employment agreement).

Pursuant to terms negotiated between the Company and Ms. Tjon Sien Fat prior to commencement of her employment with the Company, if, as a result of a Change in Control, as defined in the offer letter of employment, her direct scope of authority is materially diminished from the level in effect when she commenced employment with the Company, and such diminishment is not for Cause, she will be entitled to severance pay in an amount equal to 18 months of her base salary. She will not be entitled to any such severance if there is a Change in Control of the Company, and as a result of the Change in Control, she maintains her position as Chief Financial Officer of the Company or the business that consists of substantially all the assets of the Company, notwithstanding the fact that she is no longer Chief Financial Officer of HBI.

Pursuant to terms negotiated with Messrs. Vick and Snyder in their employment agreements entered into in March 2012, the agreements provide for the payment of one year’s base salary plus an amount equal to one year’s target award under the Management Incentive Plan. The payments would be made if the Company terminates the executives without “cause” or if the executive resigns for “good reason” (as such terms are defined in their employment agreements), subject to the executive’s execution of a release of claims.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Hawker Beechcraft, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully submitted,

Seth M. Mersky, Chairman

Sanjeev K. Mehra

Leo F. Mullin

Brian Barents

Summary Compensation Table — 2011

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total

Worth W. Boisture, Jr. Former Chief Executive Officer (7)	2011	$567,000	—	—	—	—	$180,127	$747,127
	2010	$567,000	—	$475,000	$899,297	$900,900	$758,357	$3,600,554
	2009	$484,616	$475,000	$1,000,000	$2,244,969	—	$198,994	$4,403,579

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total

Karin-Joyce Tjon Sien Fat Chief Financial Officer (8)	2011	$109,615	$100,000	$320,000	—	—	$25,032	$554,647

Shawn W. Vick, Executive VP, Customers	2011	$297,000	—	—	—	—	$381,939	$678,939
	2010	$327,250	—	$10,000	$337,236	$331,650	$123,468	$1,219,604

Alexander L. W. Snyder (9) VP, General Counsel and Secretary	2011	$230,000	—	$57,200	—	—	$21,752	$308,952
	2010	$95,833	—	—	$52,967	$74,003	$6,673	$229,476

James I. Maslowski, Former Vice Chairman – HBDC (10)	2011	$261,000	—	—	—	—	$43,408	$304,408
	2010	$287,583	—	$51,500	$224,824	$287,100	$22,332	$873,339

Sidney E. Anderson, Former Chief Financial Officer (11)	2011	$74,250	—	—	—	—	$328,319	$402,569
	2010	$327,250	—	$73,260	$224,824	$353,916	$10,181	$989,431
	2009	$330,000	$24,750	—	—	$67,815	$191,547	$614,122

Thomas P. Kelly, Former Chief Financial Officer (12)	2011	$407,500	—	—	—	—	$44,201	$451,701

(1)	This column includes salaries that had been reduced by 10% in 2009 and 2010, other than for Ms. Tjon Sien Fat who joined the Company in 2011.
(2)	This column includes the hiring bonus paid to Ms. Tjon Sien Fat upon her commencement of employment with the Company.
(3)	This column includes the amount of the grant date fair value of the RSU awarded to Ms. Tjon Sien Fat upon her commencement of employment with the Company and for Mr. Snyder’s RSU grant in July 2011, computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 15 to our Consolidated Financial Statements. Although Messrs. Boisture, Vick, Snyder and Maslowski participated in the Option Exchange Offer, no amounts with respect to RSUs received in the option exchange are set forth in this column because the Company determined in accordance with FASB Topic 718 that there was no incremental fair value of the RSUs received in exchange for options. The actual value that may be received with respect to the RSUs will depend on (i) whether the accrual and payout conditions set forth in the applicable RSU Agreement are satisfied and (ii) the fair market value of the Company’s common stock on the date of payout. The numbers of RSUs received in exchange for options by Messrs. Boisture, Vick, Snyder and Maslowski are as follows:

Mr. Boisture	939,286
Mr. Vick	192,857
Mr. Snyder	28,571
Mr. Maslowski	97,143

Mr. Anderson was not eligible to participate in the exchange

(4)	There were no stock option awards made during 2011.
(5)	There was no non-equity incentive plan compensation earned during 2011.
(6)	This column includes perquisites, tax reimbursements, severance pay, the Company’s matching contributions to participants’ 401(k) accounts, the Company’s contributions to participants’ Retirement Income Savings Plan (“RISP”) accounts, the Company’s contributions to participants’ nonqualified deferred compensation accounts, as set forth in the table of All Other Compensation below.
(7)	Mr. Boisture was replaced as Chief Executive Officer in February 2012.
(8)	Ms. Tjon Sien Fat joined the Company in August 2011.
(9)	Amounts for 2010 are for less than a full year; Mr. Snyder’s employment began in July 2010.
(10)	Mr. Maslowski resigned from the Company in January 2012.
(11)	Mr. Anderson resigned from the Company in January 2011. Mr. Anderson received payments equal to 12 months’ salary,

eligibility for payout of the 2010 MIP award, accelerated vesting of a portion of his outstanding unvested stock options, and accelerated vesting of RSUs resulting from the 2009 MIP award. Mr. Anderson agreed to standard confidentiality and non-disparagement terms, as well as to a release of all claims or actions arising out of his employment and termination of his employment.
(12)	Mr. Kelly served as Chief Financial Officer pursuant to a consulting agreement with Interim Executive Services, LLC from January 2011 through July 2011. The consulting agreement provided for fees of $45,000 per month and the payment of reasonable travel and travel related expenses.

All Other Compensation

Name	Perquisites	Tax Reimbursements	Severance Pay	401(k) Match	RISP Contribution	Deferred Compensation Contribution	Total
Worth W. Boisture, Jr.	$128,241	—	—	$2,995	$16,008	$32,883	$180,127
Karin-Joyce Tjon Sien Fat	$12,693	—	—	$1,555	$10,504	—	$25,032
Shawn W. Vick (13)	$286,792	$46,418	—	$3,731	$33,004	$11,994	$381,939
Alexander L. W. Snyder	$2,097	—	—	$4,751	$12,250	$2,654	$21,752
James I. Maslowski	$2,004	—	—	$5,101	$16,507	$19,796	$43,408
Sidney E. Anderson	$119	—	$297,000	$3,043	$14,700	$13,457	$328,319
Thomas P. Kelly	$44,201	—	—	—	—	—	$44,201

(13)	Mr. Vick’s tax reimbursement of $46,418 was related tax assistance on certain relocation benefits, including temporary living costs, selling costs, a lump sum payment on the loss on sale of his previous residence, and carrying costs for mortgage payments prior to the sale of the home he sold.

The following named executive officers received perquisites aggregating more than $10,000 during 2011:

Name	Personal Use of Aircraft	Executive Relocation	Legal Fees Reimbursement	Miscellaneous Perquisites	Travel Expenses	Total
Worth W. Boisture, Jr. (14)	$112,287	—	$9,197	$6,757	—	$128,241
Karin-Joyce Tjon Sien Fat	—	$12,000	—	$963	—	$12,963
Shawn W. Vick (15)	$59,105	$225,567	—	$2,120	—	$286,792
Thomas P. Kelly (16)	—	—	—	—	$44,201	$44,201

(14)	Mr. Boisture’s perquisites include $112,287 for personal use of aircraft.
(15)	Mr. Vick’s perquisites include $59,105 for personal use of aircraft and $225,567 for relocation costs including: a $160,000 lump sum payment for a loss on the sale of his previous residence, $38,027 in selling costs, $11,140 in temporary living expenses and $16,400 in reimbursement for carrying costs for mortgage payments prior to the sale of the home he sold.
(16)	Mr. Kelly’s perquisites include $44,201 for travel and related expenses agreed to be paid, pursuant to the terms of the consulting agreement.

The Company offers limited benefits to its named executive officers, including relocation expenses, executive life insurance, executive physicals, and excess liability insurance. The company also offered personal use of aircraft for Messrs. Boisture and Vick. In addition the Company reimbursed certain relocation expenses for Ms. Tjon Sien Fat and Mr. Vick, and provided tax gross-ups on certain relocation expenses for Mr. Vick. Mr. Vick was provided tax assistance on relocation benefits including temporary living costs, selling costs, a lump sum payment on the loss on sale of his previous residence, and carrying costs for mortgage payments prior to the sale of the home he sold.

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

Grants of Plan-Based Awards – 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options (3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units(2) (#)
Worth W. Boisture, Jr.		$315,000	$630,000	$1,260,000
	8/9/2011				939,286	—	—	—
Karin-Joyce Tjon Sien Fat		$28,127	$56,250	$112,500
	12/7/2011				80,000	—	—	$320,000
Shawn W. Vick		$111,375	$222,750	$445,500
	8/9/2011				192,857	—	—	—
Alexander L. W. Snyder		$69,000	$138,000	$276,000
	8/9/2011 8/9/2011				28,571 14,300	—	—	$57,200
James I. Maslowski		$78,300	$156,600	$313,200
	8/9/2011				97,143	—	—	—
Sidney E. Anderson (5)		$—	$—	$—	—	—	—	—
Thomas P. Kelly (6)		$—	$—	$—	—	—	—	—

(1)	Amounts shown represent amounts that could be earned under the 2010 Management Incentive Plan. No awards were earned for 2011 performance.
(2)	Amounts shown represent RSUs awarded during 2011 pursuant to the Option Exchange Program to named executive officers other than (i) the grant of 80,000 RSUs to Ms. Karin-Joyce Tjon Sien Fat upon commencement of her employment with the Company and (ii) the grant of 14,300 RSUs to Mr. Snyder in 2011 in recognition of his assumption of a broader range of responsibilities.
(3)	There were no options granted during 2011.
(4)	No amounts with respect to RSUs received in the Option Exchange Program are set forth in this column because the Company determined in accordance with FASB Topic 718 that there was no incremental fair value of the RSUs received in exchange for options. The actual value that may be received with respect to the RSUs will depend on (i) whether the accrual and payout conditions set forth in the applicable RSU Agreement are satisfied and (ii) the fair market value of the Company’s common stock on the date of payout.
(5)	Mr. Anderson did not participate in the 2011 MIP or the Option Exchange Program.
(6)	Mr. Kelly did not participate in the 2011 MIP or the Option Exchange Program.

Employment Agreements

On February 6, 2012, we entered into an employment agreement with Mr. Robert S. Miller, our current Chief Executive Officer. Mr. Miller’s employment agreement provides for a base salary at an annualized rate of $1,500,000, a payment of $5,000,000 representing his surrender of comparable value as a result of terminating his previous employment, and an annual performance bonus target of 100% of his salary with a maximum of 200% of his salary. The $5,000,000 payment is subject to repayment (on a net after-tax basis) by Mr. Miller if Mr. Miller is terminated for “cause” or if he voluntarily terminates his employment during the nine-month period following the date he became an employee of the Company. In the event Mr. Miller is terminated for “cause” or voluntarily terminates his employment during the period between the ninth month to the 18th month following the date of his employment agreement, Mr. Miller will be required to repay a prorated portion of the signing bonus.

Within 90 days of the date of Mr. Miller’s employment agreement, Goldman Sachs Partners and Onex Partners (collectively, the “Sponsors”) will grant Mr. Miller an incentive interest representing the sum of: (i) 6% of the value of the aggregate equity holdings of the Company held by the Sponsors; and (ii) 6% of the increase in value of the Company’s bonds held by the Sponsors after Mr. Miller’s employment commenced (collectively, the “Incentive Interest”). The Incentive Interest will vest in ratable installments on each of the first three anniversaries of Mr. Miller’s employment if he is then an employee of the Company. The Incentive Interest is subject to cancellation if the Company files a petition for relief under the United States Bankruptcy Code while Mr. Miller is an employee. If the Incentive Interest is cancelled, Mr. Miller will participate on a basis commensurate with his position and status in a long term incentive program instituted in connection with any such restructuring, with terms and conditions of such participation to be negotiated between the Company and Mr. Miller. Mr. Miller will be eligible to participate in such health and other group insurance and other employee benefit plans and programs of the Company as in effect from time to time on the same basis as other senior executives of the Company. The Company may terminate Mr. Miller’s employment for any reason upon not less than thirty (30) days’ notice, or without prior notice in connection with a termination by the Company for “cause”. Upon termination for any reason, Mr. Miller will be entitled to: (i) payment of any base salary earned but unpaid through the date of termination; (ii) any earned but unpaid annual bonus for calendar years completed prior to termination; (iii) unused vacation days; (iv) additional vested benefits (if any); and (v) any unreimbursed expenses. If Mr. Miller’s employment is terminated: (x) by the Company other than for “cause” or disability: or (y) by Mr. Miller for “good reason”, Mr. Miller will be entitled to a payment equal to 1.5 times his base salary at the rate in effect immediately prior to termination. The Company’s obligations to make the severance payments will be conditioned upon: (i) Mr. Miller’s continued compliance with his obligations; and (ii) Mr. Miller’s execution, delivery and non-revocation of a valid and enforceable general release of claims. The severance payments will be paid in equal installments on regular payroll dates occurring during the 18-month period beginning as soon as practicable following the effectiveness of the release. The Company will also provide continued health benefits to Mr. Miller and his eligible dependents pursuant to COBRA and will, until the first anniversary of termination, pay any applicable COBRA premium to the extent it exceeds the premium then payable by a then active employee of the Company.

On March 23, 2009, we entered into an employment agreement with Mr. Worth W. Boisture, Jr., our former Chief Executive Officer and current Chairman of the Board of HBC. Mr. Boisture’s employment agreement provides for a base salary at an annualized rate of $630,000, with an annual performance bonus target of 100% of his salary with a maximum of 200% of his salary. Mr. Boisture voluntarily reduced his salary by 10% during 2009. In March 2012, Mr. Boisture’s base annual salary was restored to $630,000. Mr. Boisture was also provided an equity grant of 125,000 restricted stock units, and was granted options for 1,243,750 shares of HBI stock that he exchanged for 710,715 RSUs during 2011. In addition to the executive relocation benefits provided to Mr. Boisture, the Company purchased his residence in Savannah, Georgia for 95% of the average of two independent valuations of the residence because he was unable to sell within six months. Mr. Boisture’s agreement also provides for reimbursement of reasonable attorneys’ fees in connection with negotiating his employment agreement, five weeks of vacation, and one year post-employment non-compete and non-solicitation covenants, with perpetual confidentiality and non-disparagement covenants. If Mr. Boisture is terminated without “cause” or for “good reason” (as such terms are defined in the Employment Agreement), he will be entitled to receive one year of salary continuance and target bonus, payable over 12 months, and a prorated bonus for the year of termination, based on actual performance for the year. On March 28, 2012, Hawker Beechcraft Corporation (“HBC”), the Company’s operating subsidiary, amended that certain Employment Agreement dated as of March 23, 2009 by and between HBC and Mr. Worth W. Boisture (the “Original Employment Agreement”). This amendment to the Original Employment Agreement (the “Employment Agreement Amendment”) provides that Mr. Boisture will serve as Chairman of HBC and President of Hawker Beechcraft Defense Company, LLC. The Employment Agreement Amendment also provides that any Severance Payment (as defined in the Original Employment Agreement) to Mr. Boisture will be paid as a lump sum on the 60th day following the termination date (provided that the termination date is on or before March 23, 2014), rather than over a period of 12 months as had been provided for in the Original Employment Agreement. Pursuant to the Employment Agreement Amendment Mr. Boisture waives any right to make any claim that he has any right to terminate his employment for Good Reason (as defined in the Original Employment Agreement) and he waives any right to receive any Severance Payments for any events, actions or circumstances that have occurred at any time prior to March 28, 2012. In addition, the definition of “Good Reason” and the extent of Mr. Boisture’s non-competition obligations were amended to reflect Mr. Boisture’s new titles and responsibilities.

Pursuant to terms negotiated in employment agreements between the Company and Messrs. Vick and Snyder in March 2012, if the Company terminates the executives without “Cause” or the executive resigns for “Good Reason” (as such terms are defined in the employment agreements), the Company would pay the executives one year’s base salary plus an amount equal to one year’s target award under the Management Incentive Plan in exchange for the executive’s execution of a release of claims. Such payment would be made as a lump sum payment within 60 days following the date of any such termination.

Hawker Beechcraft, Inc. 2007 Stock Option Plan

In connection with the Acquisition, HBI adopted the 2007 Stock Option Plan, under which options to purchase up to 9,782,434.5 shares of HBI common stock could be granted to employees, directors and consultants of HBI and its subsidiaries.

The plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors of HBI. All options have an exercise price equal to the fair market value of a share of HBI common stock on the date of grant. In the absence of a public market for HBI common stock, the Board of Directors has established the fair market value of the shares.

As described in “Hawker Beechcraft, Inc. Employee Equity Investment Plan and Restricted Stock Units” in Note 15 to our Consolidated Financial Statements, certain of the options granted to the named executive officers other than Mr. Boisture were granted because they purchased an amount of HBI common stock, and certain of the options granted were discretionary options. The number of options granted to Mr. Boisture was established in his employment agreement.

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

Restricted Stock Units

In 2011, the Company offered an exchange of stock options for RSUs to stock option participants who were then active employees. The offer to exchange was concluded on August 9, 2011, and all of our then actively employed named executive officers exchanged their options for RSUs. Mr. Anderson was not actively employed at that time and was not eligible to participate in the exchange. Please refer to the section entitled “Potential Payments Upon Termination or Change in Control” for additional detail regarding the terms of the RSUs.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information regarding unexercised stock options and unvested restricted stock for the named executive officers outstanding as of December 31, 2011.

	Option Awards						Stock Awards
Name	Option Vesting Type	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)
Worth W. Boisture, Jr.							939,286	$3,757,144
							75,000	$300,000
Karin-Joyce Tjon Sien Fat							80,000	$320,000
Shawn W. Vick							192,857	$771,428
							1,500	$6,000
Alexander L. W. Snyder							28,571	$114,284
							14,300	$57,200
James I. Maslowski							97,143	$388,572
Sidney E. Anderson (2)	Time	65,320			$10.00	2/1/2012
	Time	20,000			$5.00	2/1/2012
Thomas P. Kelly (3)							—	—

(1)	This column represents unvested RSUs. RSUs received in exchange for stock options are as follows:

Mr. Boisture	939,286
Mr. Vick	192,857
Mr. Snyder	28,571
Mr. Maslowski	97,143

(2)	Mr. Anderson was not an employee of the Company when the offer to exchange stock options for RSUs was made. Under the terms of his separation from employment, a total of 85,320 of his stock options were vested and exercisable until February 1, 2012. Mr. Anderson did not exercise such options by February 1, 2012, and the options were forfeited.
(3)	Mr. Kelly was not a participant in any of the Company’s equity arrangements.
(4)	Market value is based on a per share value of $4.00 on December 31, 2011.

The table below sets forth vesting or accrual information, as applicable, for the outstanding RSU awards for each named executive officer who held RSUs at December 31, 2011:

Name	Date Awarded	Number of RSUs	Vesting Date		Accrual Date
Worth W. Boisture, Jr.	3/23/2009	25,000	3/23/2012	(5)
		25,000	3/23/2013	(5)
		25,000	3/23/2014	(5)
	8/9/2011	142,143			3/23/2012	(6)
		142,143			3/23/2013	(6)
		142,143			3/23/2014	(6)
	8/9/2011	45,714			3/26/2012	(6)
		45,714			3/26/2013	(6)
		45,714			3/26/2014	(6)
		45,714			3/26/2015	(6)
Karin-Joyce Tjon Sien Fat	12/7/2011	16,000			12/7/2012	(6)
		16,000			12/7/2013	(6)
		16,000			12/7/2014	(6)
		16,000			12/7/2015	(6)
		16,000			12/7/2016	(6)
Shawn W. Vick	7/8/2009	500	7/8/2012	(5)
		500	7/8/2013	(5)
		500	7/8/2014	(5)
	8/9/2011	21,429			7/8/2012	(6)
		21,429			7/8/2013	(6)
		21,429			7/8/2014	(6)
	8/9/2011	17,143			3/26/2012	(6)
		17,143			3/26/2013	(6)
		17,143			3/26/2014	(6)
		17,143			3/26/2015	(6)
Alexander L. W. Snyder	8/9/2011	5,714			9/27/2012	(6)
		5,714			9/27/2013	(6)
		5,714			9/27/2014	(6)
		5,714			9/27/2015	(6)
	8/9/2011	2,860			7/27/2012	(6)
		2,860			7/27/2013	(6)
		2,860			7/27/2014	(6)
		2,860			7/27/2015	(6)
		2,860			7/27/2016	(6)
James I. Maslowski	8/9/2011	8,000			10/10/2012	(6)
	8/9/2011	11,429			3/26/2012	(6)
		11,429			3/26/2013	(6)
		11,429			3/26/2014	(6)
		11,429			3/26/2015	(6)

(5)	This column represents unvested RSUs granted to Messrs. Boisture and Vick upon commencement of their employment with the Company. These RSUs vest in equal installments over a five-year period beginning on the first anniversary of the date of grant, and will vest in full immediately upon the occurrence of certain events involving the disposition of securities by HBI shareholders affiliated with The Goldman, Sachs Group, Inc. and Onex Corporation.
(6)	This column represents unaccrued RSUs. These RSUs accrue over a five-year period beginning on the first anniversary of the date of grant for Ms. Tjon Sien Fat, on the first anniversary of the date of the grant of options that were exchanged for RSUs by the other named executive officers other than Mr. Snyder’s RSU with a July 27 accrual date, which represents the anniversary of the date of Compensation Committee approval. The occurrence of certain events or the participant’s termination by the Company without cause or due to a disability or death of a participant will cause the RSUs to be settled with share issuances to the extent RSUs are accrued at the time of any such event’s occurrence.

Stock Vested During 2011

The following table provides information regarding vesting of restricted stock units during the fiscal year ended December 31, 2011:

Name	Number of Shares Vested	Value Realized Upon Vesting(1)
Worth W. Boisture, Jr.	72,500	$290,000
Karin-Joyce Tjon Sien Fat	—	—
Shawn W. Vick	500	$2,000
Alexander L. W. Snyder	—	—
James I. Maslowski	5,150	$20,600
Sidney E. Anderson	7,326	$36,630

(1)	The value realized upon vesting is based on the fair market value on the date of vesting. Under the terms of the Restricted Stock Unit awards granted to Messrs. Boisture and Vick upon commencement of their employment, receipt of the value upon annual vesting of the five equal increments is deferred until all increments have vested. For the 2011 vestings of these Restricted Stock Units, the amounts deferred were $100,000 and $2,000 for Messrs. Boisture and Vick, respectively.

Nonqualified Deferred Compensation

The following table provides details regarding nonqualified deferred compensation under the plan for the named executive officers for the fiscal year ended December 31, 2011:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Balance at December 31, 2011
Worth W. Boisture, Jr.	$—	$32,883	$(689)	$61,796
Karin-Joyce Tjon Sien Fat	$—	$—	$—	$—
Shawn W. Vick	$—	$11,994	$(395)	$15,407
Alexander L. W. Snyder	$—	$2,654	$38	$2,692
James I. Maslowski	$154,592	$19,796	$(13,952)	$259,387
Sidney E. Anderson	$—	$13,457	$(55)	$23,867
Thomas P. Kelly (3)	$—	$—	$—	$—

(1)	Amounts shown represent amounts the Company contributed in excess of the amounts the Company could contribute to their RISP accounts.
(2)	Earnings include no above-market earnings in 2011.
(3)	Mr. Kelly did not participate in this plan.

Potential Payments Upon Termination or Change of Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on December 31, 2011. The information in this section does not include information relating to the following:

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

Acceleration of Vesting Provisions Pertaining to Stock Options and Restricted Stock Units

Under the HBI 2007 Stock Option Plan, in the event of merger, consolidation, statutory exchange of shares of other disposition of 80% or more of the consolidated assets of HBI, an agreement may provide that all unexercisable or otherwise unvested options generally will immediately be deemed exercisable or otherwise vested and the Committee may either (i) cancel the option and make payment to the option holder equal to the excess of the fair market value of the underlying shares over the aggregate exercise price of the option or (ii) provide for the issuance of substitute options or other awards that will preserve, as nearly as practicable, the economic terms of the options. The option agreements generally provide that in the event of the death or disability of a participant, with respect to performance-vesting options, a pro rata share of the additional 20% of the shares underlying the option will vest based on the number of days elapsed in the year prior to the termination of employment, but in the case of performance-vesting options granted before March 23, 2009, only if the EBITDA target for that year is met, and in the case of performance-vesting options granted on or after March 23, 2009, the additional 20% of options will become exercisable only if there is a Liquidity Event. If a participant’s employment is terminated by HBI or a subsidiary without “cause,” as defined in the plan, with respect to time-vesting options, in the event of death or disability, an additional 20% of shares underlying the option that have not yet vested will vest, but, in the case of the performance-vesting options granted before March 23, 2009, only if the EBITDA target for the year in which the termination occurs is met, and in the case of performance-vesting options granted on or after March 23, 2009, the additional 20% of options will become exercisable only if there is a Liquidity Event. In connection with any other termination, all unvested options will be cancelled, and in the case of a participant whose employment has been terminated for cause, all vested but unexercised options, will be cancelled. Mr. Anderson is the only named executive officer who held stock options after the exchange. All of his unvested options were forfeited upon his departure from the Company, and all of his vested and exercisable options were cancelled upon expiration of his 90-day exercise period following his departure.

For the RSU awards granted on or after March 23, 2009 but on or before December 31, 2009, a participant’s award will become fully vested in the event of a Liquidity Event or Transaction as defined in the agreements. If a participant’s employment is terminated by the Company without “cause,” or for “good reason,” death or disability of the participant, an additional 20% of the participant’s award will vest upon such termination. For awards granted in 2010, if a participant’s employment is terminated by the Company without “cause,” or due to death or disability of the participant, all of these awards become fully vested. In connection with any other termination, all unvested Restricted Stock Unit award amounts will be cancelled. For RSUs granted in 2011, the awards accrue, rather than vest, over a five-year accrual schedule. If there is a Change in Control, as defined the RSU agreements, a termination of the participant by the Company without Cause, as defined in the RSU agreements, consummation of a Qualifying Sale, as defined in the RSU agreements, or the expiration of an underwriter’s lock-up agreed to by the Company in an Initial Public Offering, the Company will issue one share of stock for each RSU that is an Accrued RSU on the date of the event. In the case of an involuntary termination due to a participant’s death or disability, an additional 20% of the RSUs will become Accrued RSUs and one share of stock will be issued for each Accrued RSU.

RSUs granted in 2011 accrue, rather than vest, over a five-year accrual schedule. Upon a “change in control”, a termination of the participant by the Company without “cause”, the consummation of a “qualifying sale” or the expiration of an underwriter’s lock-up agreed to by the Company in an IPO (as each term is defined in the applicable RSU agreement), the Company will issue one share of stock for each RSU that is accrued as of the date of the event provided that, (i) in the case of a Qualifying Sale or a Change in Control, the RSUs will become fully accrued; (ii) in the case of an involuntary termination due to a participant’s death or disability, an additional 20% of the RSUs will become accrued, and (iii) subject to the continued employment requirements set forth in the RSU agreement, following the expiration of an underwriter’s lock-up in connection with an IPO, the RSU holder will continue to accrue in any unaccrued RSUs and will receive distributions with respect to such RSUs at the time they become accrued. Upon an RSU holder’s termination of employment other than by the Company for “cause” or due to the holder’s death or disability, the RSU holder will forfeit all RSUs that have not yet been settled regardless of whether or not such RSUs have accrued as of the date of such termination.

Summary of Estimated Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated amounts due each of our named executive officers in each of the events described, assuming the termination occurred on December 31, 2011, unless otherwise noted.

Name and Benefits	Termination of Employment in Connection With a Change in Control(1)(2)	Involuntary Termination Not for Cause or Termination for Good Reason(2)	Termination for Cause	Disability(3)	Death(4)
Worth W. Boisture, Jr.
Severance Payment	$1,260,000	$1,260,000	—	—	$47,250
Pro-Rata Bonus Opportunity (5)	—	—	—	—	—
Benefits Continuance for One Year (Estimated)	$11,760	$11,760	—	—	—
Accelerated Vesting or Accrual of RSUs (6)	$4,257,144	$1,420,001	0	$851,428	$851,428
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	$1,700,000
Karin-Joyce Tjon Sien Fat
Severance (7)	$450,000	—	—	—	$25,000
Accelerated Vesting or Accrual of RSUs (6)	$320,000	0	0	$64,000	$64,000
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	$900,000
Shawn W. Vick
Severance Payment	$598,500	$598,500	—	—	$24,750
Accelerated Vesting or Accrual of RSUs (6)	$781,428	$242,001	0	$154,288	$154,288
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	$891,000
Alexander L. W. Snyder
Severance Payment	$392,000	$392,000	—	—	$20,416
Accelerated Vesting or Accrual of RSUs (6)	$171,484	$22,856	0	$34296	$34,296
Death Benefit Under Executive Life Insurance Policy	—	—	—	—	$690,000
James I. Maslowski
Accelerated Vesting or Accrual of RSUs (6)(8)	—	$251,432	—	—	—
Sidney E. Anderson
Severance Payment	—	$297,000	—	—	—
Accelerated Vesting of Options (9)	—	—	—	—	—
Accelerated Issuance of Shares Resulting from Vesting of RSUs	—	$36,630	—	—	—
Thomas P. Kelly (10)	—	—	—	—	—

(1)

Amounts in these columns represent amounts that the named executive officers would be entitled to if their employment were terminated in connection with a change in control, provided that, with respect to value attributable to the accelerated vesting and payout of options and RSUs, such amounts would be payable regardless of whether the executive’s employment terminates.
(2)	Amounts in these columns represent amounts negotiated with Mr. Boisture and Ms. Tjon Sien Fat before they commenced employment with the Company; with Messrs. Maslowski and Anderson upon their separations from employment with the Company; and with Messrs. Vick and Snyder pursuant to their employment agreements negotiated in March 2012 (see section titled “Employment Agreements” for additional information regarding Messrs. Boisture, Vick and Snyder; see section titled “Severance Arrangements” for additional information regarding Ms. Tjon Sien Fat. Mr. Maslowski’s acceleration of the accrual of a portion of his RSUs was negotiated as part of his Separation from Employment Agreement and General Release in January 2012.
(3)	In the event of the disability of an executive officer, if he or she elected Long Term Disability coverage under the benefit plan elections, he or she will be entitled to receive payments under that benefit and will be permitted to continue benefits coverage during the disability period. If the executive officer is a management shareholder, under the terms of the shareholders’ agreement, there are certain put rights upon termination due to an executive officer’s disability.
(4)	In the event of the death of an executive officer, the Company generally pays one month’s salary to the executive’s surviving spouse, or other beneficiary or estate if there is no surviving spouse, and the executive’s life insurance proceeds would be available upon making a claim. In addition, there are provisions for accelerated vesting or accrual of RSUs in the event of the death of an executive officer. If the executive officer is a management shareholder, under the terms of the shareholders’ agreement, there are certain put rights available to the executive officer’s estate upon termination due to the executive officer’s death.
(5)	Pursuant to terms negotiated between the Company and Mr. Boisture in his employment agreement, Mr. Boisture is entitled to a pro-rata bonus for the year of termination if he is terminated pursuant to a Change in Control or an Involuntary Termination Not for Cause or if there is a Termination for Good Reason. As previously described, such pro-rata bonus is based on the actual performance of the Company. Because Mr. Boisture did not become entitled to a bonus with respect to 2011, no amount is shown in respect of a pro-rata bonus.
(6)	If an executive officer’s termination is due to disability or death, an additional 20% of the total RSUs granted will become vested or accrued if not previously vested or accrued, whichever the case may be.
(7)	Pursuant to terms negotiated between the Company and Ms. Tjon Sien Fat prior to commencement of her employment with the Company, if, as a result of a Change in Control, as defined in the offer letter of employment, her direct scope of authority is materially diminished from the level in effect when she commenced employment with the Company, and such diminishment is not for Cause, she will be entitled to severance pay in an amount equal to 18 months of her base salary. She will not be entitled to any such severance if there is a Change in Control of the Company, and as a result of the Change in Control, she maintains her position as Chief Financial Officer of the Company or the business that consists of substantially all the assets of the Company, notwithstanding the fact that she is no longer Chief Financial Officer of HBI.
(8)	Acceleration of the accrual of a portion of Mr. Maslowski’s RSUs was negotiated as part of his Separation for Employment Agreement and General Release in January 2012.
(9)	Under the terms of the stock option agreements between the Company and Mr. Anderson, provisions were made to accelerate vesting of some, or all, of such options, depending upon the reason for termination (or if certain corporate transactions were to occur), as defined in the stock option agreements. Because the exercise price of the options was greater than the fair market value of the underlying common stock as of December 31, 2011, no amount is shown in respect of the options.
(10)	Mr. Kelly was engaged as a consultant and did not qualify to receive any potential payments upon termination or change in control.

Compensation of Directors

Directors who are also our employees or employees of the GS entities, the Onex entities, or their respective affiliates receive no additional compensation for serving as directors. Directors who are not our employees or employees of the GS entities, the Onex entities, or their respective affiliates receive,

•	cash compensation of $17,500 per quarter;

•	an annual grant of 11,429 Restricted Stock Units (“RSUs”);

•

an opportunity to make an irrevocable election annually on or before December 31 to receive up to $12,500 of their quarterly cash compensation for the following year in equivalent shares of HBI common stock; and

•

an opportunity to make an irrevocable election annually to defer up to 50% of their cash compensation for the following year with a Company matching contribution of up to 50% of the first 4% of the eligible compensation.

In addition, each director who is not our employee or an employee of the GS entities, the Onex entities, or their respective affiliates and who also serves as a Chairperson for the Audit Committee of the Board of Directors of HBI receives an additional $1,250 per quarter.

Director Compensation Table – 2011

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Leo F. Mullin	$75,000	$45,716	$120,716
Donald G. Cook	$70,000	$45,716	$115,716
Brian Barents	$70,000	$45,716	$115,716
Sanjeev K. Mehra	—	—	—
Seth M. Mersky	—	—	—
John F.X. Daly	—	—	—
David R. Hirsch	—	—	—

(1)	The amounts set forth in this column represent the fair value recognized for financial reporting purposes of restricted stock units granted in 2011 (other than in connection with the Option Exchange Program (as defined below) in accordance with FASB Topic 718. These amounts reflect the Company’s accounting expense for these awards, assuming no forfeiture, and do not correspond with the actual value that may be recognized by the directors. The actual value that may be received with respect to the RSUs will depend on (i) whether the accrual and vesting conditions set forth in the applicable RSU Agreement are satisfied and (ii) the fair market value of the Company’s common stock on the date of distribution.

Although Messrs. Mullin, Cook and Barents participated in the Option Exchange Program, no amounts with respect to RSUs received in the option exchange are set forth in this column because the Company determined in accordance with FASB Topic 718 that there was no incremental fair value of the RSUs received in exchange for options. The actual value that may be received with respect to the RSUs will depend on (i) whether the accrual and payout conditions set forth in the applicable RSU Agreement are satisfied and (ii) the fair market value of the Company’s common stock on the date of payout. The number of RSUs received in exchange for options by Messrs. Mullin, Cook and Barents is as follows:

Mr. Mullin	28,857
General Cook	28,857
General Barents	28,857

As of December 31, 2011, Mr. Mullin, General Cook and General Barents held HBI shares in the amounts of 62,581.3, 11,025, and 7,843.8, respectively.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding capital stock of Hawker Beechcraft Notes Company is owned by Hawker Beechcraft Acquisition Company, LLC, and all of the limited liability company interests of Hawker Beechcraft Acquisition Company, LLC are owned by Hawker Beechcraft, Inc. (“HBI”). The following table sets forth information with respect to the ownership of HBI as of April 13, 2012 for:

•	each person who owns beneficially more than 5% of HBI’s outstanding common stock;

•	each member of the HBI board of directors;

•	each of our named executive officers; and

•	all our executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Owned(2)
GS Capital Partners(3) 200 West Street, 28th Floor, New York, NY 10282	52,000,000.0	49%
Onex Investment Corp.(4) 712 Fifth Avenue, New York, NY 10019	52,000,000.0	49%
Sanjeev K. Mehra, Director and Chairman of the Board(5)	52,000,000.0	49%
Brian Barents, Director	7,843.7	*
Donald G. Cook, Director	11,025.0	*
John F.X. Daly, Director(5)	52,000,000.0	49%
David R. Hirsch, Director(6)	52,000,000.0	49%
Seth M. Mersky, Director(6)	52,000,000.0	49%

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Owned(2)
Robert S. Miller	—	*
Leo F. Mullin, Director	62,581.3	*
Worth W. Boisture, Jr.	98,178.0	*
Karin-Joyce Tjon Sien Fat	—	*
Shawn W. Vick	36,603.0	*
Alexander L. W. Snyder	10,000.0	*
James I. Maslowski	59,075.0	*
Sidney E. Anderson	29,682.0	*
Thomas P. Kelly	—	—
All directors and executive officers as a group (19 persons)	104,405,721.0	99%

(*)	Less than one percent.
(1)	Unless otherwise indicated, the address of each person listed is c/o Hawker Beechcraft Acquisition Company, LLC, 10511 East Central, Wichita, Kansas 67206.
(2)	The amounts and percentages of common stock beneficially owned are reported on the basis of outstanding shares of common stock on April 13, 2012, and in accordance with regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which that person has a right to acquire beneficial ownership within 60 days of April 13, 2012. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
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

(4)	Shares held include shares held by the following Onex entities: 1597257 Ontario, Inc., 1,057,253.62 shares; Onex Partners II LP, 29,875,678 shares; Onex Partners II GP LP, 453,866.38 shares; Onex US Principals LP, 583,855 shares; and Onex HBI Holdings II Limited S.a.r.l., 20,029,347 shares. Voting and investment decisions with regard to all of the HBI shares held by the Onex entities are made by Onex Corporation.
(5)	Messrs. Mehra and Daly are Managing Directors of Goldman, Sachs & Co. and disclaim beneficial ownership of shares held by the GS Funds except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.
(6)	Messrs. Hirsch and Mersky disclaim beneficial ownership of shares held by the Onex entities except to the extent of their pecuniary interests in these shares, if any. They hold no shares directly.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft. We believe that purchases of components from Spirit are based on standard market terms. Onex has advised us that less than one percent of Spirit’s revenues are derived from sales to us.

We were advised that in February 2010 an entity affiliated with Goldman Sachs & Co. and Onex Partners II LP completed open-market purchases of $152.8 million of our outstanding notes. The debt acquired by such entity has not been retired and we will continue to incur interest in accordance with the terms of the debt.

We engaged an affiliate of Goldman, Sachs & Co. to provide data governance services. We anticipate an expenditure of approximately $1.1 million for data governance services of BackOffice Associates, LLP during 2011 and 2012.

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and of Onex Partners II LP, respectively, effective upon the closing of the Acquisition. Under the arrangement, we incur an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement.

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

Director Independence

As a private company whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. However, the rules of the SEC require us to disclose which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have two directors, General Barents and General Cook, who would be considered independent within the definitions of either the New York Stock Exchange or the NASDAQ Stock Market. One of our directors, Mr. Miller, is our Chief Executive Officer. Another of our directors, Mr. Mullin, has a consulting arrangement with Goldman Sachs. The remaining directors are employed by HBI’s principal shareholders.

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

The Government Security Committee members are General Cook (Chairman), General Barents and Mr. Miller. The Government Security Committee is responsible for implementing procedures, organizational matters and other aspects pertaining to the security and safeguarding of classified and controlled unclassified information, including exercise of appropriate oversight and monitoring of operations to ensure the required protective measures are effectively maintained and implemented.

Item 14.	Principal Accountant Fees and Services

INDEPENDENT AUDITORS: AUDIT AND NON-AUDIT FEES

The following table sets forth the fees and expenses billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and all other services rendered:

	Year Ended December 31,
(In millions)	2011	2010
Audit Fees (a)	$2.9	$2.7
Audit-Related Fees (b)	—	—

Tax Fees (c)	0.4	0.3

Total	$3.3	$3.0

(a)	Represents fees and expenses for professional services provided in connection with the audit of our annual audited financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings.
(b)	Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of Hawker Beechcraft’s financial statements and not reported under “Audit Fees.” Such services include primarily audits of statutory financial statements and of employee benefit plans. During the year ended December 31, 2010, additional guidance was issued to clarify the presentation of fees. This clarification resulted in the reclassification of “Audit-Related Fees” to be presented as a combined total within “Audit Fees” for 2011 and 2010.
(c)	Represents fees and expenses for tax work performed associated with the Company’s research and development credit for domestic tax compliance and international tax consulting services.

The Audit Committee approves in advance all audit and non-audit services to be provided by the independent auditors. The Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve services. Any such pre-approvals are disclosed to and reviewed by the Audit Committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements of Hawker Beechcraft Acquisition Company, LLC, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Statements of Financial Position at December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Equity and Other Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Report of PricewaterhouseCoopers LLP on the Company’s financial statements filed as part hereof is included in Item 8 of this form 10-K.

(2)	List of financial statement schedules:

•	Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

EXHIBIT INDEX

[NOTE: The file number for the Registration Statement on Form S-4 is 338-147828.]

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.1	Senior Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 8.5% Senior Fixed Rate Notes due April 1, 2015 and Form of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.2	Senior Subordinated Indenture, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A., as trustee, including Form of 9.75% Senior Subordinated Notes due April 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.3	Registration Rights Agreement, dated March 26, 2007, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, the subsidiary guarantors named therein, Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

4.4	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

4.5	Joint Written Consent, dated as of July 9, 2009, to the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

4.6	Instrument of Resignation, Appointment and Acceptance, dated as of October 15, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Deutsche Bank National Trust Company, and Wells Fargo Bank, N.A. (8.5% Senior Fixed Rate Notes due 2015, 8.875%/9.625% Senior PIK Election Notes due 2015, and 9.750% Senior Subordinated Notes due 2017) (incorporated by reference to Exhibit 4.1to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008).

4.7.1	Trustee Notice, dated as of March 30, 2009, regarding PIK interest election for interest period beginning April 1, 2009 (incorporated by reference to Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

4.7.2	Trustee Notice dated as of September 28, 2009, regarding PIK interest election for interest period beginning October 1, 2009 (incorporated by reference to Exhibit 4.7.2 to the Company’s Annual Report on Form 10-K, filed with the Securities

Exhibit Number	Description
and Exchange Commission on February 25, 2010).

4.7.3	Trustee Notice dated as of March 30, 2010, regarding PIK interest election for interest period beginning April 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2010).

4.7.4	Trustee Notice dated as of September 30, 2010, regarding PIK interest election for interest period beginning October 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2010).

4.8	First Supplemental Senior Notes Indenture, dated June 30, 2008, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Hawker Beechcraft International Delivery Corporation and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 and Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on July 17, 2008).

4.9	First Supplemental Senior Subordinated Notes Indenture, dated June 30, 2008, among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Notes Company, Hawker Beechcraft International Delivery Corporation and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 and Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on July 17, 2008).

10.1.1	Credit Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, each subsidiary of Hawker Beechcraft, Inc. as may from time to time become parties thereto, the Lenders named therein, Credit Suisse as LC Facility Issuing Bank, Credit Suisse, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and Citibank North America, Inc., as documentation agent and other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.1.2	First Amendment to Credit Agreement, dated as of December 19, 2008, by and among Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft, Inc. and Hawker Beechcraft, Limited (collectively, the “Borrowers”) the financial institutions party thereto, as the Lenders, the Guarantors from time to time party thereto, Credit Suisse, as Administrative Agent and Collateral Agent and Goldman Sachs Credit Partners, L.P., as Auction Manager (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.1.3	Second Amendment to Credit Agreement, dated as of November 6, 2009, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Limited (“HBL” and together with HBAC, the “Borrowers”), the Guarantors (as defined therein) part thereto, and the Lenders (as defined therein) party thereto, amending certain provisions of that certain Credit Agreement, dated as of March 26, 2007 (as amended by that First Amendment to Credit Agreement, dated as of December 19, 2008, by and among Holdings, the Borrowers, Goldman Sachs Credit Partners, L.P. as auction manager, Credit Suisse, as administrative agent and collateral agent (the “Agent”), and the Lenders thereto, among Hawker Beechcraft, Inc., the Borrowers, the financial institutions party thereto, as Lenders, the subsidiaries of Holdings party thereto, the Agent, the other agents named therein, and the other parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on November 6, 2009).

10.1.4	Forbearance Agreement and Third Amendment to Credit Agreement, dated as of March 27, 2012, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, Hawker Beechcraft Limited, the Guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on April 2, 2012).

10.2	Incremental Facility Supplement Agreement, dated as of November 25, 2009, by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC (“HBAC”) and Hawker Beechcraft Limited (“HBL” and together with HBAC, the “Borrowers”), the Guarantors (as defined therein) party thereto, the New Term Loan Lenders (as defined therein) party thereto, Credit Suisse AG, Cayman Islands Branch as Agent, and Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P. in their capacities as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2009).

10.3	U.S. Pledge and Security Agreement, dated March 26, 2007, among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the Subsidiary Parties named therein, and Credit Suisse (incorporated by reference to

Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.3.1	Supplement No. 1, dated as of June 1, 2008, to the Pledge and Security Agreement dated as of March 26, 2007 by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the Subsidiary Parties named therein, and Credit Suisse, in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on May 5, 2011).

10.3.2	Supplement No. 2, dated as of April 8, 2011, to the U.S. Pledge and Security Agreement dated as of March 26, 2007 by and among Hawker Beechcraft, Inc., Hawker Beechcraft Acquisition Company, LLC, the Subsidiary Parties from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2011).

10.3.3	First Amendment to the U.S. Pledge and Security Agreement, dated as of March 27, 2012, by and among Hawker Beechcraft Acquisition Company, LLC, the Guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2012).

10.4	Stock Purchase Agreement, dated December 20, 2006, by and among Raytheon Company, Raytheon Aircraft Holdings, Inc., Raytheon Aircraft Services Limited, Hawker Beechcraft Corporation, and Greenbulb Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.5	Asset and Business Transfer Agreement, dated December 20, 2006, by and among Raytheon Aircraft Services Limited and Greenbulb Limited (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.6	Form of Hawker Beechcraft, Inc. Restricted Stock Award Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.7	Hawker Beechcraft, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.8	Form of Letter Agreement Relating to Retention Bonus, dated July 26, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.9	Form of Hawker Beechcraft, Inc. Election Agreement, dated March 20, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10.1	Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan Employee Subscription Agreement, dated March 26, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.10.2	Form of 2008 Hawker Beechcraft, Inc. Employee Equity Investment Plan Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.11	Hawker Beechcraft Corporation Retention Program, adopted March 26, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.12.1	Hawker Beechcraft Excess Savings and Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.12.2	Hawker Beechcraft Excess Savings and Deferred Compensation Plan as amended and restated April 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.12.3	Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated

September 16, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.12.4	Hawker Beechcraft Corporation Excess Savings and Deferred Compensation Plan, Amended and Restated December 18, 2009 (incorporated by reference to Exhibit 10.18.4 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.13.1	Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, as amended March 26, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 4, 2007).

10.13.2	Amendment dated June 4, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.13.3	Amendment dated as of December 30, 2008 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.13.4	Amendment dated December 28, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees (incorporated by reference to Exhibit 10.19.4 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.13.5	Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees, Amended and Restated effective January 1, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011).

10.14.1	Hawker Beechcraft Corporation Excess Pension Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.14.2	Hawker Beechcraft Corporation Amended and Restated Excess Pension Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009).

10.15.1	Hawker Beechcraft, Inc. Employee Equity Investment Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008).

10.15.2	Form of Hawker Beechcraft, Inc. Employee Equity Investment Plan as amended and restated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the Securities and Exchange Commission on August 5, 2008).

10.16.1	Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.16.2	First Amendment, dated as of December 30, 2008 to Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2009).

10.16.3	Second Amendment, dated as of September 1, 2009, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, filed with the Securities and Exchange Commission on November 6, 2009).

10.16.4	Third Amendment, dated as of December 18, 2009, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.25.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010).

10.16.5	Fourth Amendment, dated as of September 27, 2010, to the Hawker Beechcraft Savings and Investment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.16.6	Hawker Beechcraft Savings and Investment Plan, Amended and Restated effective January 1, 2011 (incorporated by reference to Exhibit 10.25.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011).

10.16.7**	First Amendment dated December 15, 2011, to the Hawker Beechcraft Savings and Investment Plan.

10.17.1	Employment Agreement, dated as of March 23, 2009, by and between Hawker Beechcraft Corporation and Worth W. Boisture (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.17.2	Stock Purchase Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.17.3	Joinder Agreement, dated as of March 23, 2009, between Worth W. Boisture, Jr. and Hawker Beechcraft, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.17.4	Restricted Stock Unit Agreement, dated as of March 23, 2009, between Hawker Beechcraft, Inc. and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009).

10.17.5	Amendment No. 1 to Employment Agreement, dated as of March 28, 2012, by and between Hawker Beechcraft Corporation and Worth W. Boisture, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2012).

10.18.1	Form of 2008 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Securities and Exchange Commission on May 7, 2008).

10.18.2	Form of June 2009 Joinder Agreement to the Amended and Restated Shareholders’ Agreement dated as of May 3, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009).

10.19.1	Form of June 2009 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, filed with the Securities and Exchange Commission on August 4, 2009).

10.19.2	Form of March 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.27.2 to the Company’s Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission on April 12, 2010).

10.19.3	Form of Hawker Beechcraft, Inc. Restricted Stock Unit Agreement for Exchange (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Securities and Exchange Commission on August 10, 2011).

10.20	Compensation Program for Certain Directors, effective July 1, 2010 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2011).

10.20.1**	Compensation Program for Certain Directors, effective April 28, 2011.

10.21	Separation of Employment Agreement and General Release, by and between Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and Sidney E. Anderson, dated February 7, 2011 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2011).

10.22	Professional Services Agreement, by and between Interim Executive Services, LLC and Hawker Beechcraft Corporation, entered into as of January 31, 2011 (incorporated by reference to Exhibit 10.34 to the Company’s Post-Effective Amendment No. 3 to Form S-1, filed with the Securities and Exchange Commission on April 8, 2011).

10.23	Restricted Stock Unit Agreement, dated as of December 7, 2011, between Hawker Beechcraft, Inc. and Karin-Joyce Tjon Sien Fat (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2011).

10.24	Separation of Employment Agreement and General Release, dated as of January 31, 2012, by and among Hawker Beechcraft Corporation, Hawker Beechcraft, Inc., and James Maslowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2012).

10.25	Consulting Agreement, dated as of January 31, 2012, by and between Hawker Beechcraft Defense Company, LLC and

James Maslowski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2012).

10.26	Employment Agreement, dated as of February 6, 2012, by and between Hawker Beechcraft, Inc. and Robert S. Miller (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2012).

10.27**	March 2012 Form of Employment Agreement.

10.28	Senior Aircraft Security Agreement, dated as of March 27, 2012, by and among Hawker Beechcraft Acquisition Company, LLC and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2012).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ Robert S. Miller
President and Chief Executive Officer

Date: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Robert S. Miller	President and Chief Executive Officer	April 13, 2012
Robert S. Miller	(Principal Executive Officer)

/s/ Karin-Joyce Tjon Sien Fat	Chief Financial Officer and Treasurer	April 13, 2012
Karin-Joyce Tjon Sien Fat	(Principal Financial Officer)

/s/ Gina E. Vascsinec	Vice President and Controller	April 13, 2012
Gina E. Vascsinec	(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Robert S. Miller
Chief Executive Officer

Date: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Robert S. Miller	President and Chief Executive Officer	April 13, 2012
Robert S. Miller	(Principal Executive Officer)

/s/ Karin-Joyce Tjon Sien Fat	Chief Financial Officer, Treasurer and Director	April 13, 2012
Karin-Joyce Tjon Sien Fat	(Principal Financial Officer)

/s/ Gina E. Vascsinec	Vice President, Controller and Director	April 13, 2012
Gina E. Vascsinec	(Principal Accounting Officer)

SCHEDULE II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Year Ended December 31,
(In millions)	2011	2010	2009
Beginning balance	$5.5	$4.1	$3.9
Charge to costs and expenses	1.8	3.3	0.7
Write-offs net of recoveries(a)	(2.9)	(1.9)	(0.5)

Ending balance	$4.4	$5.5	$4.1

(a)	Includes accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves, as well as the effect of foreign currency on these reserves.

Tax Valuation Allowance

	Year Ended December 31,
(In millions)	2011	2010	2009
Beginning balance	$511.2	$379.7	$296.9
Charge to costs and expenses	294.5	136.7	120.1
Write-offs net of recoveries	—	(5.2)	(37.3)

Ending balance	$805.7	$511.2	$379.7

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”